Form 10-Q
period 2010-03-31
Financial Engines, Inc.
filed 2010-05-13
CIK 1430592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001-34636

FINANCIAL ENGINES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3250323 (I.R.S. Employer Identification No.)

1804 Embarcadero Road
Palo Alto, California 94303
(Address of principal executive offices, Zip Code)
(650) 565-4900
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          As of April 30, 2010, 41,351,183 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$20,713	$100,195
Accounts receivable, net	17,975	19,258
Prepaid expenses	1,922	2,294
Other current assets	3,391	1,742

Total current assets	44,001	123,489

Property and equipment, net	2,558	2,649
Internal use software, net	8,743	9,700
Other assets	3,050	3,085

Total assets	$58,352	$138,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,579	$7,559
Accrued compensation	9,101	4,986
Deferred revenue	7,354	9,220
Bank borrowings and note payable	3,333	7,222
Other current liabilities	72	83

Total current liabilities	27,439	29,070

Bank borrowings	4,722	—
Deferred revenue	1,487	1,386
Other liabilities	438	421

Total liabilities	34,086	30,877

Contingencies (see note 10)

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value — 24,192,000 and 10,000,000 authorized as of December 31, 2009 and March 31, 2010, respectively; 22,441,623 and 0 shares issued and outstanding as of December 31, 2009 and March 31, 2010, respectively; Aggregate liquidation preference of $139,404 and $0 as of December 31, 2009 and March 31, 2010, respectively	2	—
Common stock, $0.0001 par value. 47,650,000 and 500,000,000 authorized; 10,647,233 and 41,314,930 shares issued at December 31, 2009 and March 31, 2010, respectively; 10,647,233 and 41,314,930 shares outstanding at December 31, 2009 and March 31, 2010, respectively	1	4
Additional paid-in capital	182,018	264,145
Deferred compensation	(394)	(334)
Accumulated deficit	(157,361)	(155,769)

Total stockholders’ equity	24,266	108,046

Total liabilities and stockholders’ equity	$58,352	$138,923

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2010
Revenue:
Professional management	$9,593	16,611
Platform	7,220	7,177
Other	595	556

Total revenue	17,408	24,344

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	6,601	8,470
Research and development	3,688	4,470
Sales and marketing	5,360	6,290
General and administrative	1,842	2,599
Amortization of internal use software	638	728

Total costs and expenses	18,129	22,557

Income (loss) from operations	(721)	1,787
Interest expense	(184)	(73)
Interest and other income, net	27	1

Income (loss) before income taxes	(878)	1,715
Income tax expense (benefit)	(162)	123

Net income (loss)	(716)	1,592
Less: Stock dividend (see note 5)	—	5,480

Net loss attributable to holders of common stock	$(716)	(3,888)

Net loss per share attributable to holders of common stock
Basic	$(0.07)	$(0.25)
Diluted	$(0.07)	$(0.25)
Shares used to compute net loss per share attributable to holders of common stock
Basic	9,997	15,825
Diluted	9,997	15,825
See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share data)
(Unaudited)

					Additional	Deferred		Total
	Convertible preferred stock		Common stock		paid-in	stock	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	deficit	equity
Balance, Janaury 1, 2010	22,441,623	$2	10,647,223	$1	$182,018	$(394)	$(157,361)	$24,266

Conversion of preferred stock to common stock effective upon initial public offering	(22,441,623)	(2)	22,441,623	2	—	—	—	—
Stock dividend to Series E shareholders	—	—	456,643	—	—	—	—	—
Issuance of common stock	—	—	312,683	—	1,130	—	—	1,130
Initial public offering of common stock	—	—	7,458,100	1	78,976	—	—	78,977
Net share settlements for restricted stock awards minimum tax withholdings	—	—	(1,342)	—	(12)	—	—	(12)
Amortization of deferred stock-based compensation under the intrinsic value method	—	—	—	—	—	60	—	60
Stock-based compensation under the fair value method	—	—	—	—	1,908	—	—	1,908
Nonemployee stock-based compensation expense	—	—	—	—	64	—	—	64
Income tax associated with stock-based compensation	—	—	—	—	61	—	—	61
Net income and comprehensive income	—	—	—	—	—	—	1,592	1,592

Balance, March 31, 2010	—	$—	41,314,930	$4	$264,145	$(334)	$(155,769)	$108,046

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2010
Cash flows from operating activities:
Net income (loss)	$(716)	$1,592
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	478	438
Amortization of internal use software	620	696
Amortization of stock-based compensation	1,584	1,937
Amortization of deferred sales commissions	268	319
Amortization and impairment of direct response advertising	—	162
Fair value adjustment of convertible warrant	(23)	—
Provision for doubtful accounts	21	52
Excess tax benefit associated with stock-based compensation	—	(61)
Changes in operating assets and liabilities:
Accounts receivable	(1,084)	(1,335)
Prepaid expenses	62	(334)
Other assets	(137)	(428)
Accounts payable	(652)	(550)
Accrued compensation	1,724	(4,115)
Deferred revenue	1,335	1,766
Other liabilities	(8)	(3)

Net cash provided by operating activities	3,472	136

Cash flows from investing activities:
Purchase of property and equipment	(76)	(525)
Capitalization of internal use software	(1,127)	(1,577)

Net cash used in investing activities	(1,203)	(2,102)

Cash flows from financing activities:
Payments on term loan payable	—	(833)
Payments on capital lease obligations	(5)	(3)
Net share settlements for stock-based awards minimum tax withholdings	(300)	(12)
Excess tax benefit associated with stock-based compensation	—	61
Proceeds from issuance of common stock, net of offering costs	1	82,235

Net cash provided by (used in) financing activities	(304)	81,448

Net increase in cash and cash equivalents	1,965	79,482
Cash and cash equivalents, beginning of period	14,857	20,713

Cash and cash equivalents, end of period	$16,822	$100,195

Supplemental cash flows information:
Income taxes paid	$6	$942
Interest paid	199	108
Non-cash investing and financing activities:
Stock dividend	—	5,480
Capitalized stock-based compensation for internal use software	96	109
Capitalized stock-based compensation for direct response advertising	—	23
Accounts payable for purchases of property and equipment	70	152
Accounts payable for initial public offering issuance costs	—	1,701
See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Organization and Description of the Business
The Company
     Financial Engines, Inc. (the “Company”) was incorporated on May 13, 1996 under the laws of the state of California and is headquartered in Palo Alto, California. In February 2010, the Company was reincorporated into the State of Delaware.
     The Company is a provider of independent, technology-enabled portfolio management services, investment advice and retirement help to participants in employer-sponsored defined contribution retirement plans such as 401(k) plans. The Company uses its proprietary advice technology platform to provide its services to retirement plan participants, regardless of personal wealth or account size, on a cost-efficient basis. The Company’s business model is based on workplace delivery of its services. The Company targets three key constituencies in the retirement plan markets: plan participants (employees of companies offering defined contribution plans, collectively referred to as 401(k) plans), plan sponsors (employers offering 401(k) plans to their employees) and plan providers (companies providing administrative services to retirement plan sponsors).
     The Company continues to devote the majority of its resources to the growth of the Company’s business in accordance with its business plan. The Company’s activities have been financed primarily through the sale of equity securities and, to a lesser extent, cash flows from operations, notes payable and other borrowings.
NOTE 2 — Basis of Presentation
Interim Financial Statements
     The accompanying condensed consolidated financial statements and notes thereto are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed under the Securities and Exchange Act, as amended (the “Securities Act”) with the SEC on March 15, 2010 (the “Prospectus”). The condensed consolidated balance sheet as of December 31, 2009, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at December 31, 2009 and March 31, 2010, the Company’s results of operations for the three months ended March 31, 2009 and 2010, the Company’s statement of stockholders’ equity and comprehensive income for the three months ended March 31, 2010 and the Company’s cash flows for the three months ended March 31, 2009 and 2010. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
     In the first quarter of 2010, the Company identified an error related to the 2009 bonus accrual whereby the corresponding employer portion of the payroll tax was not recorded in fiscal 2009. The Company recorded the correction of this error in the three months ended March 31, 2010 as a $168,000 increase in total costs and expenses or $0.01 per share (after-tax). To correct this error, the Company recorded increase of $43,000 to cost of revenue, $67,000 to research and development, $44,000 to sales and marketing and $14,000 to general and administration expenses in the condensed consolidated statement of operations for the three months ended March 31, 2010. Management concluded the effect of this correction of an error is

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
immaterial to the Company’s consolidated financial statements for the year ended December 31, 2009, the three months ended March 31, 2010 and the year ended December 31, 2010.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, direct response advertising, deferred sales commissions, the carrying amount and useful lives of property, equipment and internal use software cost, valuation allowance for deferred income tax assets, and stock-based compensation. Actual results could differ from those estimates under different assumptions or conditions.
Revenue Recognition
     The Company recognizes revenue when all of the following conditions are met:
•	There is persuasive evidence of an arrangement, as evidenced by a signed contract;

•	Delivery has occurred or the service has been made available to the customer, which occurs upon completion of implementation and connectivity services and acceptance by the customer;

•	The collectability of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.
     The Company generates its revenue through three primary sources: professional management, platform and other revenue.
     Professional Management. The Company derives Professional Management revenue from management fees paid by plan participants for its Professional Management service. This discretionary investment management service includes a Retirement Plan analyzing investments, contribution rate and projected retirement income, and a Retirement Checkup designed to help plan participants to develop a strategy for closing the gap, if any, between the participant’s retirement goal and current retirement income forecast. The services are generally made available to plan participants in a 401(k) plan by written agreements between the Company and the plan provider, plan sponsor and the plan participant. The arrangement generally provides for management fees based on the value of assets the Company manages for plan participants, and is generally payable quarterly in arrears. Revenue derived from Professional Management services is recognized as the services are performed.
     In certain instances, fees payable by plan participants are deferred for a specified period, and are waived if the plan participant cancels within the specified period. Effective January 1, 2009, the Company commenced recognizing revenue during certain of these fee deferral periods based on the estimate of the expected retention and cancellation rates determined by historical experience of similar arrangements.
     Platform. The Company derives platform revenue from recurring, subscription-based platform fees for access to either its full suite of services, including Professional Management, Online Advice and Retirement Evaluation, or its Online Advice service only, and to a lesser extent, from setup fees. Online Advice is a nondiscretionary Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the employer sponsored retirement plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at the Company’s website. The arrangements generally provide for the Company’s fees to be paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure. Platform revenue is generally paid annually in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over the estimated customer life, which is usually three to five years.

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Other. Other revenue includes reimbursement for marketing and member materials from certain subadvisory relationships, reimbursement for providing personal statements to participants from a limited number of plan sponsors and plan implementation fees. A small portion of other revenue is derived from a defined benefit consulting business. Revenue is recognized as the related services are performed, in accordance with the specific terms of the contract with the customers.
Deferred Sales Commissions
     Deferred sales commissions consist of incremental costs paid to the Company’s direct sales force associated with the execution of noncancelable customer contracts. The deferred sales commission amounts are recoverable through future revenue streams under the noncancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the noncancelable customer contracts that they should be recorded as an asset and charged to expense over the life of the related noncancelable customer contracts, which is typically three years. Amortization of deferred sales commissions is included in marketing and sales expense in the accompanying consolidated statements of operations.
     The Company capitalized sales commission of $179,000 and $215,000 during the three months ended March 31, 2009 and 2010, respectively, and amortized $268,000 and $319,000 of deferred sales commissions during the three months ended March 31, 2009 and 2010, respectively.
Direct Response Advertising
     The Company’s advertising costs consist primarily of print materials associated with new customer solicitations. Print materials costs primarily relate to either Active Enrollment campaigns, where marketing materials are sent to solicit enrollment in professional management, or Passive Enrollment campaigns, where the plan sponsor defaults all eligible members into the professional management service unless they decline. Advertising costs relating to Passive Enrollment campaigns do not qualify as direct response advertising and are expensed to sales and marketing in the period the advertising activities first take place. Advertising costs associated with Active Enrollment campaigns qualify for capitalization as direct response advertising. The capitalized costs are amortized over the estimated three-year period of probable future benefits following the enrollment of a member into the professional management services based on the ratio of current period revenue for the direct response advertising cost pool as compared to the total estimated revenue expected for the direct response advertising cost pool over future periods.
     Effective July 1, 2009, the Company commenced capitalization of direct response advertising costs associated with Active Enrollment campaigns on a prospective basis as the Company first concluded it had sufficient and verifiable historical patterns over a reasonable period of time to demonstrate the probable future benefits of such campaigns. As of December 31, 2009 and March 31, 2010, $1.4 million and $1.5 million, respectively, of advertising costs associated with direct response advertising were reported in other assets in the accompanying condensed consolidated balance sheet. Advertising expense was $699,000 and $257,000 for the three months ending March 31, 2009 and 2010, respectively, of which direct advised Active Enrollment campaign expense was $537,000 and $194,000, respectively.
Valuation of Long-Lived Assets
     Long-lived assets, such as property, equipment and capitalized internal use software subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.
     Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to long-lived assets during the three months ended March 31, 2009 and 2010.

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based Compensation
          Employee stock-based compensation expense is based on the following: (1) the grant date fair value of stock option awards granted or modified after January 1, 2006 and (2) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method.
          The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Company amortizes stock-based compensation expense using a graded vesting method over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The Company uses the “simplified” method in developing an estimate of expected term of stock options. The computation of expected volatility is based on a combination of the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. Management estimates expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. Amortization of stock-based compensation is presented in the same line item as the cash compensation to those employees in the accompanying condensed consolidated statement of operations.
          The Company’s current practice is to issue new shares to settle stock option exercises.
Recent Accounting Pronouncements
     In October 2009, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within a multiple-deliverable arrangement. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that objective evidence of fair value exists for the undelivered elements in order to account for those undelivered elements as a single unit of accounting and also proscribes use of the residual method. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASC 2009-13 will have on its financial condition and results of operations.
NOTE 3 — Cash and Cash Equivalents
Cash and cash equivalents consist of the following:

	December 31,	March 31,
	2009	2010
Cash	$285	$2,534
Money market fund	20,428	97,661

Total cash and cash equivalents	$20,713	$100,195

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — Concentration of Credit Risk and Fair Value of Financial Instruments
     The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

		Fair Value Measurement Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1) (1)	(Level 2) (2)	(Level 3) (3)
	(In thousands)
Assets:
Money Market Funds
December 31, 2009	$20,428	$20,428	$—	$—
March 31, 2010	$97,661	$97,661	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company deposits its cash and cash equivalents primarily with a major bank, in which deposits may exceed federal deposit insurance limits.
     The Company’s customers are concentrated in the United States of America. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company reviews the need for allowances for potential credit losses and such losses have been insignificant to date.
     Significant customer information is as follows:

	December 31,	March 31,
Percentage of accounts receivable:	2009	2010

JPMorgan	20%	21%

	Three Months Ended
	March 31,
Percentage of revenue:	2009	2010

JPMorgan	18%	18%
NOTE 5 — Stockholder’s Equity
Common Stock
          On March 16, 2010, the Company completed its initial public offering whereby the Company sold 7,458,100 shares of common stock for a price of $12.00 per share, which resulted in proceeds before underwriter’s discounts and offering costs of

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$89.5 million. Approximately $10.5 million in offering costs, including underwriter’s commissions, were incurred and have been deducted from additional paid-in capital.
Preferred Stock
          Prior to the initial public offering, the Company had 22,441,623 shares of preferred stock outstanding. Each share of preferred stock was convertible into one share of common stock. The conversion of all the shares of preferred stock into 22,441,623 shares of common stock occurred automatically upon the completion of the Company’s initial public offering on March 16, 2010.
          Upon the closing of the initial public offering on March 16, 2010, the Company issued 456,643 shares of common stock as a dividend to the holders of Series E preferred stock so that each share of preferred stock would maintain the one-to-one conversion ratio to common stock. The fair value of the dividend at $12.00 per share was determined to be $5.5 million.
NOTE 6 — Stock-based Compensation
          The following table summarizes the stock-based compensation by functional area as presented on the statement of operations:

	Three Months Ended
	March 31,
	2009	2010
	(In thousands)

Stock-based compensation:
Cost of revenue	$308	$219
Research and development	416	569
Sales and marketing	478	514
General and administrative	364	603
Amortization of internal use software	18	32

Total stock-based compensation	$1,584	$1,937

NOTE 7 — Net Loss per Common Share
          Basic net loss per common share is computed by dividing net loss attributable to holders of common stock by the weighted average number of common shares outstanding during the period less the weighted average number of unvested restricted common shares subject to the right of repurchase. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, unvested restricted common stock subject to repurchase, warrants and convertible preferred stock.
          The following table sets forth the computation of basic and diluted net loss per share attributable to holders of common stock:

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2010
	(In thousands, except per share data)

Numerator (basic and diluted):
Net income (loss)	$(716)	$1,592
Less: Stock dividend	—	5,480

Net loss attributable to holders of common stock	$(716)	$(3,888)

Denominator (basic and diluted):
Weighted average common shares outstanding	10,322	16,171
Less: Weighted average unvested restricted common shares subject to repurchase	(325)	(346)

Net weighted average common shares outstanding	9,997	15,825

Net loss per share attributable to holders of common stock:
Basic	$(0.07)	$(0.25)
Diluted	$(0.07)	$(0.25)

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended March 31,
	2009	2010
	(In thousands)

Stock options and awards outstanding	10,963	11,625
Common equivalent shares from preferred stock warrant	108	—
Unvested restricted common shares subject to repurchase	325	346
Common shares from preferred stock	22,350	18,452

Total antidilutive common equivalent shares	33,746	30,423

NOTE 8 — Income Taxes
          The Company recorded a benefit for income taxes of $162,000 and a provision for income taxes of $123,000 in the three months ended March 31, 2009 and 2010, respectively. The Company’s effective tax rate was 18% and 7%, in the first quarter of fiscal 2009 and 2010, respectively. The income tax provision for the three months ended March 31, 2009 and 2010 was primarily due to state income taxes and local taxes.
          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of the future taxable income during the periods in which those temporary differences become deductible.

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          As a result of uncertainties regarding realization of the Company’s net deferred tax asset including the lack of profitability through December 31, 2008 and the uncertainty over future operating profitability and taxable income, the Company recorded a valuation allowance for the entire net deferred tax asset of $57.9 million as of December 31, 2009. The Company will continue to evaluate the realizability of its net deferred tax asset on a quarterly basis and expects to release the valuation allowance when it has positive evidence of sufficient quantity and quality, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. Accordingly, if the valuation allowance relating to its net deferred tax asset were released during the year ended December 31, 2010, the Company’s consolidated statement of operations would be additionally credited by the amount of such release in the quarter it determines such positive evidence exists.
          The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open and may be subject to potential examination in one or more jurisdictions. The Company is currently under federal income tax examination for fiscal years 2006 and 2007. The Company anticipates a decrease to its gross unrecognized tax benefits, including those associated with research credits related to prior returns resulting from such examinations in the range of $0 to $3.8 million. In addition, the Company does not believe that the ultimate settlement of these obligations will materially affect its liquidity.
NOTE 9 — Savings Plan
          The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pre-tax salaries per year, but not more than the statutory limits. The Company may, at its discretion, make matching contributions to the 401(k) Plan. There were no matching contributions for the three months ended March 31, 2009. For the three months ended March 31, 2010, the Company made matching contributions of 50% of employee contributions into the 401(k) plan up to 3% of salary (including commissions), which totaled $195,000.
NOTE 10 — Contingencies
          The Company is a party to two consulting agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representation and covenants.
          The Company includes service level commitments to its customers warranting certain levels of reliability and performance. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations.
NOTE 11 — Subsequent Events
          On April 19, 2010, the $7.0 million revolving line of credit expired. There was no balance outstanding under the line of credit as of December 31, 2009 and March 31, 2010.
          On May 10, 2010, the Company pledged $950,000 as security related to the Company’s operating leases.
          On May 10, 2010, the Company repaid the outstanding term loan balance of $6.7 million including $9,000 of accrued interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our expenses and revenue; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our anticipated growth strategies; our ability to retain and attract customers; our regulatory environment; our legal proceedings; intellectual property; our expectations regarding competition; use of proceeds; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
          Our investment advisory and management services are provided through our subsidiary, Financial Engines Advisors L.L.C., a federally registered investment adviser. References in this Report to “Financial Engines,” “our company,” “we,” “us” and “our” refer to Financial Engines, Inc. and its consolidated subsidiaries during the periods presented unless the context requires otherwise.
Overview
          We are a leading provider of independent, technology-enabled portfolio management, investment advice and retirement help to participants in employer-sponsored defined contribution retirement plans, such as 401(k) plans. We use our proprietary advice technology platform to provide our services to millions of retirement plan participants on a cost-efficient basis. Our business model is based on workplace delivery of our services. We target three key constituencies in the retirement plan market: plan participants, plan sponsors and plan providers.
Revenue
          We generate revenue primarily from management fees on Assets Under Management (“AUM”) as well as from platform fees by providing portfolio management services, investment advice and retirement help to plan participants of employer-sponsored retirement plans.
          Professional Management. We derive Professional Management revenue from management fees paid by plan participants for our Professional Management service. Our Professional Management service is a discretionary investment management service, which includes a Retirement Plan analyzing investments, contribution rate and projected retirement income, and a Retirement Checkup designed to help plan participants to develop a strategy for closing the gap, if any, between the participant’s retirement goal and current retirement income forecast. The services are generally made available to plan participants in a 401(k) plan by written agreements between us and the plan provider, plan sponsor and the plan participant.
          The arrangement generally provides for management fees based on the value of assets we manage for plan participants, and is generally payable quarterly in arrears. Our Professional Management revenue is generally the product of managed accounts fee rates and the value of AUM at the end of each quarter.
          Enrollment Results
          We measure enrollment in our Professional Management service by members as a percentage of plan participants, and by AUM as a percentage of Assets Under Contract (“AUC”), in each case across all plans where the Professional

Management program is available for enrollment, including plans where enrollment campaigns are not yet concluded or have not been commenced. In addition to measuring enrollment in all plans where the Professional Management program is available, we measure enrollment in plans where the Professional Management program has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a
	Percentage of	AUM as a
	Eligible	Percentage of
	Participtans	AUC
As of March 31, 2010
All plans rolled out	10.3%	10.4%
All plans actively rolled out 14 months or more	11.4%	11.0%
All plans rolled out 26 months or more	11.5%	11.2%

          As of March 31, 2010, the percentages for the style exposures of the portfolios we managed, in aggregate, were approximately as follows:

Cash	6%
Bonds	24%
Domestic Equity	50%
International Equity	20%

Total	100%

          We estimate the aggregate percentage of equity exposures have ranged from a low of approximately 56% to a high of approximately 78% since we began managing assets on a discretionary basis in September 2004. These percentages can be affected by the asset exposures of the overall market portfolio, the demographics of our member population, the number of members who have told us that they want to assume greater or lesser investment risk, and, to a lesser extent given the amount of assets we have under management, the proportion of our members for whom we have completed the transition from their initial portfolio.
          Changes in AUM
          The following table illustrates changes in our AUM from over the last four quarters:

	Q2’09	Q3’09	Q4’09	Q1’10
	(In billions)
AUM, beginning of period	$16.1	$19.5	$23.5	$25.7
AUM from net enrollment (1)	1.1	1.1	1.1	2.8
Other (2)	2.3	2.9	1.1	1.4
AUM, end of period	$19.5	$23.5	$25.7	$29.9

(1)	The aggregate amount of all assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the given period less the aggregate amount of assets, at the time of cancellation, for voluntary cancellations occurring when a member terminates their membership in our Professional Management service within the given period less the aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or cancellation of a plan sponsor contract for the Professional Management service has become effective within the given period.

(2)	Other factors affecting assets under management cannot be separately quantified. These factors primarily consist of employer and employee contributions, plan administrative fees and market movement, and also include participant loans and hardship withdrawals. We cannot quantify the impact of these other factors as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement.
          Our AUM increases or decreases based on several factors, including new asset enrollment rates, asset cancellation rates due to members proactively terminating their membership, members rolling their assets out of the retirement plan and sponsors canceling the Professional Management service, as well as other factors, such as employee and employer contributions into their 401(k) accounts and market fluctuations. If any of these factors reduces our AUM, the amount of fees we would earn for managing those assets would decline, which in turn could negatively impact our revenue.
          Platform. We derive our platform revenue from recurring, annual subscription-based platform fees for access to either our full suite of services, including Professional Management, Online Advice and Retirement Evaluation, or our Online Advice service only. Platform fees are paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure, and vary depending on the type of service provided. Our Online Advice service is a nondiscretionary Internet-based investment advisory service, which includes features such as recommendations among the investment alternatives available in the employer sponsored retirement plan, a summary of the current value of the plan account, a forecast of how much the plan account investments might be worth at retirement, whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings and a projection of how much the participant may be able to spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website.
          Other Revenue. Other revenue includes reimbursement for marketing and member materials from certain subadvisory relationships, reimbursement for providing personal statements to participants from a limited number of plan sponsors and plan implementation fees. A small portion of other revenue is derived from a defined benefit consulting business.
Costs and Expenses
          Employee compensation and related expenses represent our largest expense. We allocate compensation and other related expenses, including stock-based compensation, to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. While we expect our headcount to increase over time, we believe that the economies of scale in our business model will allow us to grow our compensation and related expenses at a lower rate than revenue.
          Other costs and expenses include the costs of fees paid to plan providers related to the exchange of plan and plan participant data as well as implementing our transaction instructions for member accounts, marketing materials and postage, and amortization and depreciation for hardware and software purchases and support.
          The following summarizes our cost of revenue and certain significant operating expenses:
          Cost of Revenue. Cost of revenue excludes amortization of internal use software and includes expenses from portfolio management, operations, advisor call center operations, technical operations, including information technology, customer support, installation and set-up costs, data connectivity fees and printed materials costs for certain subadvisory relationships for which we are reimbursed. These expenses are shared across the different revenue categories and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our statements of operations. Costs in this area are primarily related to employee compensation and related expenses, payments to third parties and purchased materials. Amortization of internal use software, a portion of which relates to our cost of revenue, is reflected as a separate line item in our statement of operations.
          Research and Development. Research and development expense includes costs associated with defining and specifying new features and ongoing enhancement to our Advice Engines and other aspects of our service offerings, financial research, quality assurance, related administration and other costs that do not qualify for capitalization. Costs in this area are primarily related to employee compensation for our investment research, product development and engineering personnel and related expenses and, to a lesser extent, related external consulting expenses.

          Sales and Marketing. Sales and marketing expense includes costs associated with plan provider and plan sponsor relationship management, marketing our services, plan provider and plan sponsor marketing, direct sales, printing of, and postage for marketing materials for, direct advisory relationships and amortization of direct response advertising. Costs in this area are primarily related to employee compensation for sales and marketing personnel and related expenses, which include commissions, printed materials and general marketing programs.
          General and Administrative. General and administrative expense includes costs for finance, legal, compliance and administration. Costs in this area include employee compensation and related expenses and fees for consulting and professional services. We expect that we will incur additional expenses as a result of becoming a public company for, among other things, SEC reporting and compliance, including compliance with the Sarbanes-Oxley Act of 2002, director fees, insurance, transfer agent fees and other similar expenses. General and administrative expenses are also expected to continue to increase due to incremental headcount increases, the general growth of our business and the costs associated with being a public company.
          Amortization of Internal Use Software. Amortization expense includes engineering costs associated with developing and enhancing our: (1) systems developed for our internal use for tracking member data, including AUM, member cancellations and other related member statistics and (2) enhancements to our advisory service platform. Associated direct development costs are capitalized and amortized using the straight-line method over the estimated lives of the underlying technology. Costs in this area include employee compensation and related expenses and fees for external consulting services.
Critical Accounting Estimates
          There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2010, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2009 included in our Prospectus dated March 15, 2010.
Results of Operations
          The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months		Three Months
	Ended		Ended		Increase
	March 31,		March 31,		(Decrease)
	2009	2010	2009	2010	Amount	%
	(As a percentage of
	revenue)		(In thousands)
Revenue:
Professional management	55%	68%	$9,593	$16,611	$7,018	73%
Platform	41	29	7,220	7,177	(43)	(1)
Other	3	2	595	556	(39)	(7)

Total revenue	100	100	17,408	24,344	6,936	40
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	38	35	6,601	8,470	1,869	28
Research and development	21	18	3,688	4,470	782	21
Sales and marketing	31	26	5,360	6,290	930	17
General and administrative	11	11	1,842	2,599	757	41
Amortization of internal use software	4	3	638	728	90	14

Total costs and expenses	104	93	18,129	22,557	4,428	24

Income (loss) from operations	(4)	7	(721)	1,787	2,508	n/a
Interest expense	(1)	—	(184)	(73)	111	(60)
Interest and other income, net	—	—	27	1	(26)	(96)

Income (loss) before income tax expense	(5)	7	(878)	1,715	2,593	n/a
Income tax expense	(1)	1	(162)	123	285	n/a

Net income (loss)	(4)%	7%	$(716)	$1,592	$2,308	n/a

Comparison of Three Months Ended March 31, 2009 and 2010
Revenue
     Total revenue increased $6.9 million, or 40%, from $17.4 million in the three months ended March 31, 2009 to $24.3 million in the three months ended March 31, 2010. The increase was due to growth in professional management revenue of $7.0 million, partially offset by a slight decrease in platform revenue and other revenue. Professional management revenue and platform revenue comprised 68% and 29%, respectively, of total revenue for the three months ended March 31, 2010.
Professional Management Revenue
     Professional management revenue increased $7.0 million, or 73%, from $9.6 million in the three months ended March 31, 2009 to $16.6 million in the three months ended March 31, 2010. This increase was primarily due to an increase in AUM from $16.1 billion as of March 31, 2009 to $29.9 billion as of March 31, 2010. The increase in AUM was driven primarily by market appreciation, increased enrollment resulting from marketing campaigns and other ongoing member acquisitions.
Platform Revenue
     Platform revenue decreased 1%, from $7.2 million in the three months ended March 31, 2009 to $7.2 million in the three months ended March 31, 2010, due to a reduction in platform fees from sponsor cancellations and a reduction in contractual minimums for one provider offset by new sponsor rollouts.

Other Revenue
     Other revenue decreased 7%, from $595,000 in the three months ended March 31, 2009 to $556,000 as compared to the three months ended March 31, 2010. This decrease was primarily due to the conclusion of a defined-benefit consulting contract as of December 31, 2009.
Cost of Revenue
     Cost of revenue increased $1.9 million, or 28%, from $6.6 million for the three months ended March 31, 2009 to $8.5 million for the three months ended March 31, 2010. This increase was primarily due to an increase of $1.7 million in fees paid to plan providers for connectivity to plan and plan participant data, and an increase in employee-related expense of $0.2 million related to increased headcount. As a percentage of revenue, cost of revenue decreased from 38% for the three months ended March 31, 2009 to 35% for the three months ended March 31, 2010. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expense relative to the increase in revenue during the same period.
Research and Development
     Research and development expense increased $0.8 million, or 21%, from $3.7 million for the three months ended March 31, 2009 to $4.5 million for the three months ended March 31, 2010. This increase was primarily due to higher employee-related expense of $1.0 million related to increased headcount, in addition to a $0.1 million increase in consulting expense. This increase was partially offset by increased capitalization of internal use software of $0.3 million. As a percentage of revenue, research and development expense decreased from 21% for the three months ended March 31, 2009 to 18% for the three months ended March 31, 2010.
Sales and Marketing
     Sales and marketing expense increased $0.9 million, or 17%, from $5.4 million for the three months ended March 31, 2009 to $6.3 million for the three months ended March 31, 2010. This increase was primarily due to higher employee-related expense of $0.9 million related to increased headcount and changes to annual sales compensation plans in addition to a $0.3 million increase in consulting expense. This increase was partially offset by the capitalization of direct response advertising costs of $0.3 million. As a percentage of revenue, sales and marketing expense decreased from 31% for the three months ended March 31, 2009 to 26% for the three months ended March 31, 2010.
General and Administrative
     General and administrative expense increased $0.8 million, or 41%, from $1.8 million for the three months ended March 31, 2009 to $2.6 million for the three months ended March 31, 2010. This increase was primarily due to increased stock-based compensation expense of $0.3 million and increased employee-related expense of $0.2 million related to growth in headcount. This increase was also due to a $0.1 million increase in professional services expense and a $0.1 million increase in operating expense to support operations as a public company, as well as a $0.1 million increase in equipment related expense. As a percentage of revenue, general and administrative expense remained flat at 11% for the three months ended March 31, 2009 compared to the three months ended March 31, 2010.
Amortization of Internal Use Software
     Amortization of internal use software increased $0.1 million, or 14%, from $0.6 million for the three months ended March 31, 2009 to $0.7 million for the three months ended March 31, 2010. This increase was primarily due to increased capitalized development costs. These costs include engineering costs associated with developing and enhancing our internally developed software.
Interest Expense
     Interest expense decreased $0.1 million, or 60%, from a $0.2 million for the three months ended March 31, 2009 to $0.1 million for the three months ended March 31, 2010. This decrease was due to a $10.0 million term loan entered into in April 2009 with an effective interest rate lower than our previously outstanding $10.0 million promissory note in the three months ended March 31, 2009.

Interest and Other Income, Net
     Interest and other income decreased for the three months ended March 31, 2010, primarily due to a $23,000 adjustment to the fair value of a warrant recorded in other income for the three months ended March 31, 2009.
Income Taxes
     Income tax expense increased $0.3 million from a $0.2 million income tax benefit for the three months ended March 31, 2009 to a $0.1 million income tax expense for the three months ended March 31, 2010. The effective tax rates for the three months ended March 31, 2009 and 2010 were 18% and 7%, respectively. The effective tax rate for the three months ended March 31, 2009 and 2010 differs from the statutory federal rate of 35% primarily due to the effect of change of valuation allowances as a result of the utilization of net operating losses from expected ordinary income for the years ended December 31, 2009 and 2010, respectively.
     As a result of uncertainties regarding realization of our net deferred tax asset including the lack of profitability through December 31, 2008 and the uncertainty over future operating profitability and taxable income, we recorded a valuation allowance for the entire net deferred tax asset of $57.9 million as of December 31, 2009. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis and expect to release our valuation allowance when we have positive evidence of sufficient quantity and quality, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. Accordingly, if the valuation allowance relating to our net deferred tax asset were released during the year ended December 31, 2010, our consolidated statement of operations would be additionally credited by the amount of such release in the quarter we determine such positive evidence exists.
Non-GAAP Adjusted EBITDA and Adjusted Net Income
          Adjusted EBITDA represents net income before interest (income) expense, net, income tax expense (benefit), depreciation, withdrawn offering expense, amortization of internal use software, amortization of direct response advertising, amortization of deferred sales commissions and amortization of stock-based compensation. Adjusted Net Income represents net income before stock-based compensation expense, net of tax.
          Our management uses Adjusted EBITDA and Adjusted Net Income as measures of operating performance, for planning purposes (including the preparation of annual budgets), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance. Adjusted EBITDA, among other factors, will be used when determining incentive compensation for employees, including management, for 2010.
          We also present Adjusted EBITDA and Adjusted Net Income as supplemental performance measures because we believe that these measures provide our board of directors, management and investors with additional information to measure our performance. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets (affecting relative depreciation expense) and amortization of internal use software, direct response advertising and commissions, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Management also believes it is useful to exclude stock-based compensation expense from Adjusted EBITDA and Adjusted Net Income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.
          Adjusted EBITDA and Adjusted Net Income are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.
          We understand that, although Adjusted EBITDA and Adjusted Net Income are frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA and Adjusted Net Income have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under U.S. GAAP. In particular you should consider:
•	Adjusted EBITDA and Adjusted Net Income do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA and Adjusted Net Income do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Net Income does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA and Adjusted Net Income do not reflect the non-cash component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Other companies in our industry may calculate Adjusted EBITDA and Adjusted Net Income differently than we do, limiting their usefulness as a comparative measure.
          Management compensates for the inherent limitations associated with using Adjusted EBITDA and Adjusted Net Income measures through disclosure of such limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA and Adjusted Net Income to the most directly comparable U.S. GAAP measure, net income. Further, management also reviews U.S. GAAP measures and evaluates individual measures that are not included in Adjusted EBITDA, such as our level of capital expenditures, equity issuance and interest expense, among other measures.
     The table below sets forth a reconciliation of net income to Adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
	2009	2010
	(In thousands)

Net income (loss)	$(716)	$1,592
Interest expense, net	179	72
Income tax expense (benefit)	(162)	123
Depreciation	478	438
Amortization of internal use software	620	696
Amortization of direct response advertising	—	162
Amortization of deferred sales commissions	268	319
Stock-based compensation expense	1,584	1,937

Adjusted EBITDA	$2,251	$5,339

     The table below sets forth a reconciliation of net income (loss) to Adjusted Net Income on our historical results:

	Three Months Ended
	March 31,
	2009	2010
	(In thousands)

Net income (loss)	$(716)	$1,592
Stock-based compensation expense, net of tax (1)	1,292	1,798

Adjusted Net Income	$576	$3,390

(1)	For the three months ended March 31, 2009 and 2010, we have adjusted stock-based compensation at our effective tax rates of 18% and 7%, respectively.

Non-GAAP Adjusted Earnings Per Share
          Non-GAAP Adjusted Earnings Per Share is defined as non-GAAP Adjusted Net Income divided by all potentially dilutive common shares outstanding as of the period end. For periods prior to the initial public offering, the dilutive common shares outstanding include the conversion of all preferred stock to common stock, the shares associated with the stock dividend and the shares sold in the initial public offering. This differs from the weighted average diluted shares outstanding used for purposes of calculating GAAP earnings per share. The following table sets forth the computation of Adjusted Earnings Per Share:

	Three Months Ended
	March 31,
	2009	2010
	(In thousands, except per share amounts)

Non-GAAP Adjusted Net Income	$576	$3,390

Shares of common stock outstanding	40,262	40,784
Dilutive restricted stock and stock options	2,369	4,026

Non-GAAP adjusted common shares outstanding	42,631	44,810

Non-GAAP Adjusted Earnings Per Share	$0.01	$0.08
Liquidity and Capital Resources
Sources of Liquidity
     To date, substantially all of our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs.
Consolidated Cash Flow Data

	Three Months Ended
	March 31,
	2009	2010
	(In thousands)
Net cash provided by operating activities	$3,472	$136
Net cash used in investing activities	(1,203)	(2,102)
Net cash provided by (used in) financial activities	(304)	81,448

Net increase in cash and cash equivalents	1,965	79,482
Cash and cash equivalents, end of period	$16,822	$100,195
Net Cash Provided By Operating Activities
          Net cash provided by operating activities for the three months ended March 31, 2010 was $0.1 million compared to net cash provided by operating activities of $3.5 million for the three months ended March 31, 2009. The decrease in cash provided by operating activities for the three months ended March 31, 2010 compared to the three months ended March 31,

2009 was primarily due to a net change in operating assets and liabilities of $6.2 million mainly due to the payment of annual employee bonuses during the three months ended March 31, 2010 as well as excess tax benefits associated with stock-based compensation of $0.1 million. This decrease was offset by improved operating results adjusted for non-cash expenses such as amortization of stock-based compensation, amortization of internal use software and depreciation of $3.0 million between the comparable periods.
Investing Activities
          Net cash used in investing activities was $2.1 million for the three months ended March 31, 2010 compared to $1.2 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, we capitalized $1.6 million of internal use software costs, compared to $1.1 million in the three months ended March 31, 2009. For the three months ended March 31, 2010, we used $0.5 million for the purchase of property and equipment, compared to $0.1 million for the three months ended March 31, 2009.
Financing Activities
          Net cash provided by financing activities was $81.4 million for the three months ended March 31, 2010 compared to net cash used by financing activities of $0.3 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, we received $82.2 million of net proceeds from our initial public offering.
Contractual Obligations
     The following table describes our contractual obligations as of March 31, 2010, excluding the term loan which was repaid on May 10, 2010:

		Less than 1			More than 5
	Total	year	Years 1-3	Years 4-5	years
			(In thousands)
Operating and capital leases (1)	$7,161	$2,024	$4,327	$810	$—

(1)	We lease facilities under noncancelable operating leases expiring at various dates through 2015.
Off-Balance Sheet Arrangements
          We have no off-balance sheet arrangements.
Recent Accounting Pronouncements
          For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
               Market Risk. Our exposure to market risk is directly related to our role as an investment advisor for the professionally managed accounts for which we provide portfolio management services. For the three months ended March 31, 2010, 62% of our revenue was derived from fees based on the market value of AUM. We expect this percentage to increase over time. A decrease in the aggregate value of AUM may cause our revenue and income to decline.

Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures
          We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
          Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective.
          Changes in Internal Control Over Financial Reporting
          There were no changes in internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
               This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below, and this Report should be read in conjunction with such risk factors. The risks and uncertainties described in this Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have material adverse effects on our business, financial condition and results of operations could be seriously harmed.
Our revenue and operating results can fluctuate from period to period, which could cause our share price to fluctuate.
          Our revenue and operating results have fluctuated in the past and may fluctuate from period-to-period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report:
•	a decline or slowdown of the growth in the value of financial market assets, which may reduce the value of assets we have under management and therefore our revenue and cash flows;

•	negative public perception and reputation of the financial services industry;

•	variations in expected enrollment rates for our Professional Management service;

•	unanticipated delays of anticipated rollouts of our services;

•	unanticipated changes to economic terms in contracts with plan providers or plan sponsors, including renegotiations;

•	downward pressure on fees we charge for our portfolio management, investment advisory and retirement planning services;

•	changes in laws or regulatory policy that could impact our ability to offer services to plan providers as a subadvisor;

•	failure to enter into contracts with new plan sponsors;

•	cancellations or non-renewal of existing contracts with plan providers or plan sponsors;

•	fluctuations in quarterly revenue due to changes in fees paid by Professional Management members based on performance incentives in contract terms;

•	changes in fees paid by us to plan providers for whom we are not acting as a subadvisor for data retrieval, transaction processing and fee deduction interfaces based on performance incentives in contract terms;

•	mix in plan sponsors that choose our Active Enrollment or Passive Enrollment options;

•	changes in the number of Professional Management members who withdraw all assets from their 401(k) plan, effectively terminating their relationship with us, or who decide to cancel their Professional Management program participation;

•	elimination or reduction of sponsor matching contributions into members’ 401(k) plans, which could reduce the growth rate of assets under management;

•	unanticipated changes in the timing or cost of our enrollment and member materials or mix of subadvised, advised and Passive Enrollment materials sent to our Professional Management members and postage costs;
•	unanticipated delays in recognizing revenue based on timing of meeting specified milestones under contracts with customization and consulting services; and

•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt.
          As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance.
We have an accumulated deficit and have incurred net losses in the past. We may incur net losses in the future.
          As of March 31, 2010, we had an accumulated deficit of approximately $155.8 million. We have incurred net losses in each year through 2008. We may continue to incur net losses in the future.
A substantial portion of our revenue is based on fees earned on the value of assets we manage. Our revenue and earnings could suffer if the financial markets experience a downturn or a slowdown in growth that reduces the value, or slows the growth, of our Assets Under Management.
          We derive a significant and growing portion of our revenue from asset management fees based on the assets in the retirement accounts we manage, which we refer to as Assets Under Management, or AUM. We allocate these assets among the investments available to each particular plan participant. The investment alternatives for a particular plan are selected by the plan’s fiduciary, not by us, and may include retail mutual funds, institutional funds, exchange-traded funds, fixed-income investments and potentially higher volatility employer stock, if it is an investment alternative in a particular plan. In addition, our business is highly concentrated in the 401(k) plans of plan sponsors in the United States and the United States subsidiaries of international companies. The value of these investments can be affected by the performance of the financial markets globally, currency fluctuations, interest rate fluctuations and other factors. Currently, our fees are generally based on AUM on a day within the last 10 days of a quarter. The exact date is agreed to in advance with the plan provider, but varies by plan provider. As a result, a decline in the financial markets at the end of a quarter could have an adverse effect on our revenue, even if the financial markets had performed well earlier in the quarter. In addition, an economic downturn or slowdown in growth could cause plan participants or their employers to contribute less to their 401(k) plans and cause fewer eligible employees to participate in 401(k) plans, which could adversely affect the amount of AUM. If plan participants are not satisfied with the performance of their retirement portfolios due to a decline in the financial markets or otherwise, our cancellation rates could increase, which in turn would cause our AUM to decline. If any of these factors reduces the value of assets we have under management, the amount of fees we would earn for managing those assets would decline, which in turn would harm our revenue, operating results and financial condition.
Our revenue could be harmed if we experience unanticipated delays in rollouts of our services.
          We generally do not earn platform fees from a plan sponsor until our services are available to plan participants and we do not earn fees for our Professional Management service until we begin to manage a participant’s account. If rollouts are delayed, our receipt of revenue would be delayed. This in turn would affect our operating results for a particular period.
Our revenue could suffer if we experience unanticipated variations in new enrollment campaigns or if we fail to enroll plan participants.
          Unanticipated variations in the number, size or timing of new enrollment campaigns as well as ongoing annual campaigns at our existing plan sponsors could also affect our revenue for a particular period.
Our revenue could be harmed if we do not grow enrollment in our Professional Management service.
          Our enrollment rate, and therefore our revenue, depend on plan participants signing up for or, in the case of a Passive Enrollment campaign, not declining, the Professional Management service. If we are unable to continue to grow our enrollment, our business may not grow as we anticipate. Increasing plan participant enrollment in our Professional

Management service increases the AUM on which we earn fees. We may not be able to generate expected enrollment under a particular contract, which would negatively affect our revenue growth. For example, we have found that if plan sponsors do not use our standard enrollment campaign, enrollment rates tend to be lower. If fewer plan sponsors elect Passive Enrollment for their plan participants, which typically generates higher enrollment rates, our revenue may not grow at anticipated rates. Even when we have rolled out our Professional Management service at a particular plan sponsor, some plan participants may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the plan participant. Certain securities within a plan participant’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. Further, individual plan participants whose accounts we manage may choose at any time to stop having us manage those accounts. If large numbers of plan participants choose to stop using or are not able to continue using our Professional Management service, our revenue, operating results and financial condition would suffer.
We plan to extend and expand our services and may not accurately estimate the impact of developing and introducing these services on our business.
          We plan to extend our services into new areas, including helping investors turn their retirement assets into retirement income. For example, we intend to work within the existing 401(k) plans we service to help our Professional Management members manage their defined contribution assets and maintain their retirement goals while directing payouts from their retirement accounts. We also recently introduced the Financial Engines Retirement Evaluation, a personalized retirement assessment designed to let plan participants know how close they are to reaching their retirement income goals based on their current savings and investments. We intend to invest significant resources to the research, development, sales and marketing of these new services. We have limited experience in these areas, including the determination of income payments from defined contribution accounts. If our assessments or forecasts with respect to the expected duration and sufficiency of assets to support retirement income payments to participants are inaccurate, or if we fail to ensure that payouts are made at the times expected, our business and reputation could suffer. We may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise if we offer investment management or retirement income payout services for accounts other than 401(k) accounts. We may not be able to accurately estimate the impact of these future services on our business or how the benefits of these services will be perceived by our clients. In addition, the anticipated benefits of these services on our business may not outweigh the resources and costs associated with their development. If we do not realize the anticipated benefits of these services, our business would suffer.
Our revenue is highly dependent upon a small number of plan providers with which we have relationships, and the renegotiation or termination of our relationship with any of these plan providers could significantly impact our business.
          Our relationships and data connections with plan providers allow us to effectively manage plan participant accounts and integrate our services into plan providers’ current service platforms. These relationships also provide us with an advantage in trying to sign potential plan sponsors. If a plan provider were to terminate our contract, reduce its volume of business or substantially renegotiate the terms of its contract with us, our revenue could be reduced.
          Of our eight primary retirement plan provider relationships, we refer to three as subadvisory relationships. For the full suite of services offered in these subadvisory relationships, we generally act as subadvisor to the plan provider acting as investment advisor, even though we may contract directly with the plan sponsor to act as investment advisor for online-only service offerings. However, among the plan sponsors that work with these three providers, in those cases where we act as subadvisor, we do not have a direct relationship with the plan sponsors and therefore may be less able to influence decisions by those plan sponsors to use or continue to use our services, and for online-only sponsors, we may be less able to influence plan sponsor decisions to add our full suite of services. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through these three retirement plan providers. The renegotiation or termination of our relationship with any of these plan providers could negatively impact our business. For the three months ended March 31, 2010, 19%, 7% and 7% of our total revenue was attributable to JP Morgan, ING and Vanguard, respectively, the three retirement plan providers with whom we have subadvisory relationships. Revenue attributable to these three plan providers includes subadvisory fees they pay to us directly, as well as revenue from certain plan sponsors that work with these plan providers but pay us directly. JPMorgan, Vanguard and ING directly accounted for approximately 18%, 7% and 7%, respectively, of our total revenue for the first quarter of 2010.
          Our contracts with plan providers generally have terms ranging from three to five years, and have successive automatic renewal terms of one year unless terminated in accordance with prior notice requirements. Certain of the plan provider agreements are in or will soon be in renewal periods. A plan provider may also terminate its contract with us at any time for specified breaches. In addition, there are unpredictable factors, other than our performance, that could cause the loss of a plan provider. If we lose one of our plan providers with whom we have a relationship or if one of those plan providers significantly reduces its volume of business with us or renegotiates the economic terms of its contract with us, our revenue, operating results and financial condition could be harmed.
Some plan providers with whom we have relationships also provide or may provide competing services.
          Some plan providers with whom we have relationships, such as Fidelity, offer or may offer directly competing investment guidance, advice and portfolio management services to plan participants. We also face indirect competition from products that could potentially substitute for our portfolio management, investment advisory and retirement planning services, most notably target-date retirement funds, which are offered by a number of plan providers with whom we have relationships, including J.P. Morgan, Fidelity and Vanguard.
Our revenue is highly dependent upon the plan sponsors with whom we have relationships, and the renegotiation or termination of our relationship with any of these plan sponsors could significantly impact our business.
          A substantial portion of our revenue is generated as a result of contracts with plan sponsors. Under these contracts, we earn annual platform fees that are paid by the plan sponsor, plan provider or the retirement plan itself as well as fees based on AUM that are generally paid by plan participants. Our contracts with plan sponsors typically have initial terms of three years and evergreen clauses that extend the initial term until terminated by either party after a specified notice period. At any time during the initial term or thereafter, a plan sponsor can cancel a contract for fiduciary reasons or breach of contract. A plan sponsor can generally terminate a contract after the initial term upon 90 days notice. If a plan sponsor cancels or does not renew a contract, we would no longer earn platform fees under that contract. In addition, we would no longer manage any assets in that plan, and consequently would no longer earn fees based on AUM in that plan. If a significant number of plan sponsors were to cancel their contracts with us or fail to renew those contracts, our revenue, operating results and financial condition would be adversely affected.
Our Professional Management service makes up a significant and growing part of our revenue base. Our business could suffer if fees we can charge for these services decline.
          We earn fees for our Professional Management service based on the value of assets in the accounts we manage. We believe that these services will continue to make up a substantial and growing portion of our revenue for the foreseeable future. There are many investment advisory and management services and other financial products available in the market place, which could result in downward pressure on fees for our Professional Management service. Government regulation, such as legislative constraints on fees, could also limit the fees we can charge for our Professional Management service. Performance incentives in contract terms may reduce the fees we charge for our Professional Management service. If we are forced to lower the fees we charge for our Professional Management service, it could harm our revenue, operating results and financial condition.
Our failure to increase the number of plan sponsors with whom we have relationships could harm our business.
          Our future success depends on increasing the number of plan sponsors with whom we have relationships. If the market for our services declines or develops more slowly than we expect, or the number of plan sponsors that choose to provide our services to their plan participants declines or fails to increase as we expect, our revenue, operating results or financial condition could suffer.
We rely on plan providers and plan sponsors to provide us with accurate and timely plan and plan participant data in order for us to provide our portfolio management services, investment advice and retirement help, and we rely on plan providers to execute transactions in the accounts we manage.
          Our ability to provide high-quality portfolio management services, investment advice and retirement help depends on plan sponsors and plan providers supplying us with accurate and timely data. Errors or delays in the data we receive from plan providers or plan sponsors, or missing data, could lead us to make advisory or transaction errors that could harm our reputation or lead to financial liability, or may prevent us from providing our services to, or earning revenue from, otherwise eligible plan participants. In addition, when we make changes in an account we manage, we instruct the plan provider to execute the transactions. If a plan provider fails to execute transactions in an accurate and timely manner, it could harm our reputation or lead to financial liability.
We may be liable to our plan sponsors, plan participants or plan providers for damages caused by system failures, errors or unsatisfactory performance of services.
          If we fail to prevent, detect or resolve errors in our services, our business and reputation could suffer. Errors in inputs or processing, such as plan set-ups, transaction instructions or plan participant data, could be magnified across many accounts. Concentrated positions held by many plan participants, particularly in employer stock, could result in a large liability if a systematic input or processing error was to cause us to make errors in transactions relating to those positions. We may not be able to identify or resolve these errors in a timely manner. In addition, failure to perform our services for Professional Management members on a timely basis could result in liability. We may also have liability to the plan provider where we have a subadvisory relationship with the plan provider. After an error is identified, resolving the error and implementing remedial measures would likely divert the attention and resources of our management and key technical personnel from other business concerns. Any errors in the performance of services for a plan sponsor or plan provider, or poor execution of these services, could result in a plan sponsor or plan provider terminating its agreement. Although we attempt to limit our contractual liability for consequential damages in rendering our services, these limitations on liability may be unenforceable in some cases, or may be insufficient to protect us from liability for damages. ERISA and other applicable laws require that we meet a fiduciary obligation to plan participants. We maintain general liability insurance coverage, including coverage for errors or omissions; however, this coverage may not continue to be available on reasonable terms or may be unavailable in sufficient amounts to cover one or more large claims. An insurer might disclaim coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirement, could harm our operating results and financial condition.
If our reputation is harmed, we could suffer losses in our business and revenue.
          Our reputation, which depends on earning and maintaining the trust and confidence of plan providers, plan sponsors and plan participants that are current and potential customers, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by other plan fiduciaries or plan participants, employee misconduct, perceptions of conflicts of interest and rumors, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. In addition, any perception that the quality of our investment advice may not be the same or better than that of other providers can also damage our reputation. Any damage to our reputation could harm our ability to attract and retain plan providers, plan sponsor customers and key personnel. This damage could also cause plan participants to stop using or enrolling in our Professional Management service, which would adversely affect the amount of AUM on which we earn fees.
Any failure to ensure and protect the confidentiality of plan provider, plan sponsor or plan participant data could lead to legal liability, adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.
          Our services involve the exchange of information, including detailed information regarding plan participants provided by plan providers and plan sponsors, through a variety of electronic and non-electronic means. In addition, plan participants routinely input personal investment and financial information, including portfolio holdings and, in some instances, credit card data, into our systems. We rely on a complex network of process and software controls to protect the confidentiality of data provided to us or stored on our systems. If we do not maintain adequate internal controls or fail to implement new or improved controls, this data could be misappropriated or confidentiality could otherwise be breached. We could be subject to liability if we inappropriately disclose any plan participant’s personal information, or if third parties are able to penetrate our network security or otherwise gain access to any plan participant’s name, address, portfolio holdings, credit card number or other personal information. Any such event could subject us to claims for unauthorized credit card purchases, identity theft or other similar fraud claims or claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal information.

          Many of our agreements with plan sponsors and plan providers do not limit our potential liability for breaches of confidentiality and consequential damages. If any person, including any of our employees, penetrates our network security, misappropriates or mishandles sensitive data, inadvertently or otherwise, we could be subject to significant liability from our plan sponsors and plan providers for breaching contractual confidentiality provisions or privacy laws. In addition, our agreements with plan sponsors and plan providers require us to meet specified minimum system security and privacy standards. Given the growing concern over privacy and identity theft, we have been and expect to continue to be subject to increased scrutiny by both plan providers and plan sponsors, which have increased the frequency and thoroughness of their audits. If we fail to meet these standards, our plan sponsors and plan providers may seek to terminate their agreements with us. Unauthorized disclosure of sensitive or confidential data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation, expose us to litigation, cause us to lose business, harm our revenue, operating results or financial condition and subject us to regulatory action, which could include sanctions and fines.
Privacy concerns could require us to modify our operations.
          As part of our business, we use plan participants’ personal data. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use of this data. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant additional expense, which could have an adverse effect on our business, financial condition and results of operations.
Acquisition activity involving plan providers or plan sponsors could adversely affect our business.
          Acquisitions or similar transactions involving our plan providers or plan sponsors could negatively affect our business in a number of ways. After such a transaction, the plan provider or plan sponsor might terminate, not renew or seek to renegotiate the economic terms of its contract with us. Companies involved in these transactions may experience integration difficulties that could increase the risk of providing us inaccurate or untimely data or delay rollout of our services. Any of our existing plan sponsors may be acquired by an organization or a plan sponsor with no relationship with us, effectively terminating our relationship, or be acquired by a plan sponsor with an online services-only relationship rather than a Professional Management relationship which might cause us to lose business and harm our revenue, operating results or financial condition. Plan providers could be acquired by a company offering competing services to ours, which could increase the risk that they terminate their relationship with us, or be acquired by an organization with no relationship with us which might cause us to lose that plan provider, have to renegotiate the economic terms of their contract with us and harm our revenue, operating results or financial condition. We cannot predict the impact, if any, that these corporate actions may have on our revenue, operating results or financial condition.
Our ability to compete, succeed and generate profits depends, in part, on our ability to obtain accurate and timely data from third-party vendors on commercially reasonable terms.
          We currently obtain market and other financial data we use to generate our investment advice from a number of third-party vendors. Termination of one or more of our agreements or exclusion from, or restricted use of a data provider’s information could decrease the information available for us to use and offer our clients and may have a material adverse effect on our business, financial condition or results of operations. For example, we obtain mutual fund data from Lipper, corporate action data from Interactive Data, stock data from MSCI Inc.’s Barra unit and stock price data from FTID. We do not currently have secondary sources or other suppliers for some of these data items. If these data feed agreements were terminated, backup services would take time to set up and our business and results of operations would be harmed. We rely on these data suppliers to provide timely and accurate information and their failure to do so could harm our business.
          In addition, some data suppliers may seek to increase licensing fees for providing content to us. If we are unable to renegotiate acceptable licensing arrangements with these data suppliers or find alternative sources of equivalent content, we may experience a reduction in our profit margins or market share.

Our portfolio management and investment advisory operations may subject us to liability for losses that result from a breach of our fiduciary duties.
          Our portfolio management and investment advisory operations involve fiduciary obligations that require us to act in the best interests of the plan participants to whom we provide advice or for whom we manage accounts. We may face liabilities for actual or claimed breaches of our fiduciary duties. We may not be able to prevent plan participants, plan sponsors or the plan providers to or through whom we provide investment advisory services from taking legal action against us for an actual or claimed breach of a fiduciary duty. Because we currently provide investment advisory services on substantial assets, we could face substantial liability to plan participants or plan sponsors if we breach our fiduciary duties. In addition, we may face liabilities for actual or claimed deficiencies in the quality or outcome of our investment advisory recommendations, investment management and other services, even in the absence of an actual or claimed breach of fiduciary duty. While we believe that we would have substantial and meritorious defenses against such a claim, we cannot predict the outcome or consequences of any such potential litigation.
Competition could reduce our share of the portfolio management, investment advisory and retirement planning market and hurt our financial performance.
          We operate in a highly competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors that offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, Inc., GuidedChoice and ProManage LLC. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity and Merrill Lynch. We currently have a relationship with Fidelity that allows us to provide our services to plan sponsors that elect to hire us, for which Fidelity is the plan provider. We also face indirect competition from products that could potentially substitute for our portfolio management services, investment advice and retirement help, most notably target-date retirement funds. Target-date funds are offered by multiple financial institutions, including BlackRock (formerly Barclays Global Investors), T. Rowe Price, Fidelity and Vanguard. These funds provide generic asset allocation based on the investment horizon of the investor. Target-date funds, managed accounts and balanced funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. Plan providers offer or may choose to offer directly and indirectly competitive products in the future. The plan providers with which we do not have contractually exclusive relationships may enter into similar relationships with our competitors. This in turn may harm our business.
          Many of our competitors have larger customer bases and significantly greater resources than we do. This may allow our competitors to respond more quickly to new technologies and changes in demand for services, to devote greater resources developing and promoting their services and to make more attractive offers to potential plan providers, plan sponsors and plan participants. Industry consolidation may also lead to more intense competition. Increased competition could result in price reductions or loss of market share, either of which could hurt our business.
Our future success depends on our ability to recruit and retain qualified employees, including our executive officers.
          Our ability to provide portfolio management services, investment advice and retirement help and maintain and develop relationships with plan participants, plan providers and plan sponsors depends largely on our ability to attract, train, motivate and retain highly skilled professionals, particularly professionals with backgrounds in sales, technology and financial and investment services. We believe that success in our business will continue to be based upon the strength of our intellectual capital. For example, due to the complexity of our services and the intellectual capital invested in our investment methodology and technology, the loss of personnel integral to our investment research, product development and engineering efforts would harm our ability to maintain and grow our business. Consequently, we must hire and retain employees with the technical expertise and industry knowledge necessary to continue to develop our services and effectively manage our growing sales and marketing organization to ensure the growth of our operations. We believe there is significant competition for professionals with the skills necessary to perform the services we offer. We experience competition for analysts and other employees from financial institutions and financial services organizations such as hedge funds and investment management companies that generally have greater resources than we do and therefore may be able to offer higher compensation packages. Competition for these employees is intense, and we may not be able to retain our existing employees or be able to recruit and retain other highly qualified personnel in the future. If we cannot hire and retain qualified personnel, our ability to continue to expand our business would be impaired and our revenue could decline.

If our intellectual property and technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position would suffer.
          Our future success and competitive position depend in part on our ability to protect our proprietary technology and intellectual property. We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and intellectual property. We also require our employees, consultants, vendors, plan sponsors and plan providers to enter into confidentiality agreements with us. We have nine issued U.S. patents, three of which have been issued on our user interface, four of which relate to outcomes-based investing, including our financial advisory system, our pricing module and load-aware optimization, and two of which have been issued on advice palatability. We also have seven pending U.S. patent applications. In addition, we have issued patents and pending applications in foreign jurisdictions. One or more of our issued patents or pending patent applications may be deemed to be directed to methods of doing or conducting business, and may therefore be categorized as so-called “business method” patents. The general validity of software patents and “business method” patents has been challenged in a number of jurisdictions, including the United States. The United States Supreme Court is currently considering a case that may impact the scope of patent eligible subject matter. Our patents may become less valuable if software or business methods are found to be a non-patentable subject matter or if additional requirements are imposed that our patents do not meet.
          The steps we have taken may be inadequate to prevent the misappropriation of our proprietary technology. Our patent and trademark applications may not lead to issued patents and registered trademarks. There can be no assurance that others will not develop or patent similar or superior technologies, products or services, or that our patents, trademarks and other intellectual property will not be challenged, invalidated or circumvented by others. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving. Unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so, which could harm our business. Policing unauthorized use of proprietary technology is difficult and expensive and our monitoring and policing activities may not be sufficient to identify any misappropriation and protect our proprietary technology. In addition, third parties may knowingly or unknowingly infringe our patents, trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. If litigation is necessary to protect and enforce our intellectual property rights, any such litigation could be very costly and could divert management attention and resources.
          We also expect that the more successful we are, the more likely it becomes that competitors will try to develop products that are similar to ours, which may infringe on our proprietary rights. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be harmed.
Third parties may assert intellectual property infringement claims against us, or our services may infringe the intellectual property rights of third parties, which may subject us to legal liability and harm our reputation.
          Assertion of intellectual property infringement claims against us, plan providers or plan sponsors could result in litigation. We might not prevail in any such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, or at all. Even if obtained, we may be unable to protect such licenses from infringement or misuse, or prevent infringement claims against us in connection with our licensing efforts. We expect that the risk of infringement claims against us will increase if more of our competitors are able to obtain patents for software products and business processes, and if we hire employees who possess third party proprietary information. Any such claims, regardless of their merit or ultimate outcome, could result in substantial cost to us, divert management’s attention and our resources away from our operations and otherwise harm our reputation. Our process for controlling employees’ use of third party proprietary information may not be sufficient to prevent assertions of intellectual property infringement claims against us.
Any inability to manage our growth could disrupt our business and harm our operating results.
          We expect our growth to place significant demands on our management and other resources. Our success will depend in part upon the ability of our senior management to manage growth effectively. Expansion creates new and increased management and training responsibilities for our employees. In addition, continued growth increases the challenges involved in:
•	recruiting, training and retaining sufficient skilled technical, marketing, sales and management personnel;

•	preserving our culture, values and entrepreneurial environment;
•	successfully expanding the range of services offered to our plan sponsors and plan participants;

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, compliance, recordkeeping, communications and other internal systems; and

•	maintaining high levels of satisfaction with our services among plan sponsors and plan participants.
Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.
          We believe that our existing cash and cash equivalents will be sufficient to fund our planned capital expenditures and other anticipated cash needs for the foreseeable future. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain debt financing. If we decide to seek additional financing, it may result in additional dilution to existing stockholders or, in the case of debt, may result in additional operating or financial covenants. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.
We will be subject to additional regulatory compliance requirements, including section 404 of the Sarbanes-Oxley Act of 2002, as a result of becoming a public company, and our management has limited experience managing a public company.
          We will incur significant legal, accounting and other expenses as a public company. The individuals who constitute our management team have limited experience managing a publicly traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives, and we may not successfully or efficiently manage our transition into a public company. We expect rules and regulations such as the Sarbanes-Oxley Act of 2002 to increase our legal and finance compliance costs and to make some activities more time-consuming and costly. We will need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting in our annual report on Form 10-K for the fiscal year ending December 31, 2011. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the Securities and Exchange Commission, or the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors.
Our insiders who are significant stockholders may control the election of our board and may have interests that conflict with those of other stockholders.
          Our directors and executive officers, together with members of their immediate families, beneficially owned, in the aggregate, a significant portion of our outstanding capital stock. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

We could face liability for certain information we disclose, including information based on data we obtain from other parties.
          We may be subject to claims for securities law violations, negligence, or other claims relating to the information we disclose, such as the mutual fund assessments we call “scorecards.” Individuals who use our services may take legal action against us if they rely on information that contains an error, or a company may claim that we have made a defamatory statement about it or its employees. We could also be subject to claims based upon the content that is accessible from our website through links to other websites. We rely on a variety of outside parties as the original sources for the information we use in our published data. These sources include securities exchanges, fund companies and transfer agents. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others. Defending claims based on the information we publish could be expensive and time-consuming, and could adversely impact our business, operating results and financial condition.
If our operations are interrupted as a result of service downtime or interruptions, our business and reputation could suffer.
          The success of our business depends upon our ability to obtain and deliver time-sensitive, up-to-date data and information. Our operations and those of our plan providers and plan sponsors are vulnerable to interruption by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures and other events beyond our control. Any disruption in our services or operations could harm our ability to perform our services effectively which in turn could result in a reduction in revenue or a claim for substantial damages against us, regardless of whether we are responsible for that failure. We rely on our computer equipment, database storage facilities and other office equipment, which are located primarily in the seismically active San Francisco Bay Area. We maintain off-site back-up facilities in Phoenix, Arizona for our database and network equipment, but these facilities could be subject to the same interruptions that may affect our headquarters. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems. We also depend on certain significant vendors for facility storage and related maintenance of our main technology equipment and data at these locations. Any failure by these vendors to perform those services, any temporary or permanent loss of our equipment or systems or any disruptions to basic infrastructure like power and telecommunications could impede our ability to provide services to our plan participants, harm our reputation, cause plan participants to stop using our investment advisory or Professional Management services, reduce our revenue and harm our business. Our agreements with our plan providers or plan sponsors also require us to meet specified minimum system security and privacy standards. If we fail to meet these standards, our plan sponsors and plan providers may seek to terminate their agreements with us. This in turn could damage our reputation and harm our market position and business.
Risks Related to Our Industry
Changes in laws applicable to our portfolio management, investment advisory and retirement planning services may adversely affect our business.
          We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, Department of Labor or other U.S. regulatory authorities or self-regulatory organizations that supervise the financial markets and retirement industry. In addition, we may be adversely affected by changes in the interpretation of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business. For example, legislation or regulation regarding fees may affect our business. Future legislation or regulation could change or eliminate certain existing restrictions relating to conflicts of interest, which might lower the relative value of our independence. Changes to laws or regulations could increase our potential liability for offering portfolio management services, investment advice and retirement help, affect our ability to offer our Passive Enrollment option or invalidate pre-dispute arbitration clauses in our agreements, leading to increased costs to litigate any claims against us. Changes to laws or regulations could also increase our legal compliance costs, divert internal resources and make some activities more time-consuming and costly. The laws, rules and regulations applicable to our business may change in the future, and we may not be able to comply with any such changes. If we fail to comply with any applicable law, rule or regulation, we could be fined, sanctioned or barred from providing investment advisory services in the future, which could materially harm our business and reputation.

We are subject to complex regulation, and any compliance failures or regulatory action could adversely affect our business.
          The financial services industry is subject to extensive regulation at the federal and state levels. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business. The securities laws and other laws that govern our activities as a registered investment advisor are complex and subject to rapid change. The activities of our investment advisory and management operations are primarily subject to provisions of the Investment Advisers Act of 1940, referred to as the Investment Advisers Act, and the Employee Retirement Income Security Act of 1974, as amended, referred to as ERISA, as well as certain state laws. We are a fiduciary under ERISA. Our investment advisory services are also subject to state laws including anti-fraud laws and regulations. The Investment Advisers Act addresses, among other things, fiduciary duties, recordkeeping and reporting requirements and disclosure requirements and also includes general anti-fraud prohibitions. If we fail to comply with any applicable law, rule or regulation, we could be fined, sanctioned or barred from providing investment advisory services in the future, which could materially harm our business and reputation. We may also become subject to additional regulatory and compliance requirements as a result of any expansion or enhancement of our existing services or any services we may offer in the future. For example, we may be subject to insurance licensing or other requirements in connection with our retirement planning services, even if our activities are limited to describing regulated products. Compliance with any new regulatory requirements may divert internal resources and take significant time and effort. Any claim of noncompliance, regardless of merit or ultimate outcome, could subject us to investigation by the SEC or other regulatory authorities. This in turn could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation.
We face additional scrutiny when we act as subadvisor, and any failure to comply with regulations or meet expectations could harm our business.
          Some of the plan providers to whom we are subadvisors are broker-dealers registered under the Securities Exchange Act of 1934, referred to as the Exchange Act, and are subject to the rules of the Financial Industry Regulatory Authority, or FINRA. When we act as a subadvisor, we may be subject to the oversight by regulators of another advisor. We may be affected by any regulatory examination of that plan provider.
          In addition, our subadvisory arrangements are structured to follow Advisory Opinion 2001-09A, a Department of Labor opinion provided to SunAmerica Retirement Markets. Although an advisory opinion provides guidance about the Department of Labor’s interpretation of ERISA, it is directly applicable only to the entity to whom it is issued. SunAmerica Retirement Markets is an entity unrelated to us or the plan providers to which we act as subadvisor. We could be adversely affected if the Department of Labor increases examination of these subadvisory arrangements or changes the interpretive positions described in the Advisory Opinion. We could be adversely affected if ERISA is amended in a way that overturns or materially changes the Department of Labor’s position in Advisory Opinion 2001-09A, such as the imposition of additional requirements relating to conflicts of interest on the plan providers to which we act as a subadvisor. Future legislation or regulation could impose additional requirements relating to conflicts of interest on some of the plan providers to which we act as a subadvisor. These plan providers may not be able to comply with these requirements, and we may therefore not be able to continue to provide our services on a subadvised basis. In such event, we could incur additional costs to transition our services for affected plan providers and their plan sponsors to another structure. Legislation has been introduced in Congress and there have been several Congressional hearings addressing these issues, although final versions of these bills have not been adopted and signed into law, and the final scope and wording of the legislation, or the implementing rules and regulations, are not yet known.
If government regulation of the Internet or other areas of our business changes or if consumer attitudes toward use of the Internet change, we may need to change the manner in which we conduct our business or incur greater operating expenses.
          The adoption, modification or interpretation of laws or regulations relating to the Internet or other areas of our business could adversely affect the manner in which we conduct our business or the overall popularity or growth in use of the Internet. Such laws and regulations may cover sales and other procedures, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new subscribers or otherwise alter our business model. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.
Our business will suffer if we do not keep up with rapid technological change, evolving industry standards or changing requirements of plan sponsors and plan participants.
          We expect technological developments to continue at a rapid pace in our industry. Our success will depend, in part, on our ability to:
•	continue to develop our technology expertise;

•	recruit and retain skilled investment and technology professionals;

•	enhance our current services;

•	develop new services that meet changing plan sponsor and plan participant needs;

•	advertise and market our services; and

•	influence and respond to emerging industry standards and other technological changes.
          In addition, we must continue to meet changing plan provider and plan sponsor expectations and requirements, including addressing plan complexities and meeting plan provider and plan sponsor demands for specific features and delivery dates. We must accomplish all of these tasks in a timely and cost-effective manner, and our failure to do so could harm our business, including materially reducing our revenue and operating results. Further, a key aspect of our growth strategy is to expand our investment research capabilities and introduce new services. We expect that our research and development expense will continue to represent a meaningful percentage of our revenue in the future. A viable market for our new service offerings may not exist or develop, and our offerings may not be well received by potential plan sponsor customers or individual plan participants or investors.
Risks Related to our Common Stock
Our share price may be volatile, and the value of an investment in our common stock may decline.
          An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in March 2010 at a price of $12.00 per share, our closing stock price has ranged from $16.69 to $18.55 for the period March 16, 2010 to March 31, 2010. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:
•	actual or anticipated fluctuations in our financial condition and operating results;

•	changes in the economic performance or market valuations of other companies engaged in providing portfolio management services, investment advice and retirement help;

•	loss of a significant amount of existing business;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	issuance of new or updated research or reports by securities analysts;

•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected;
•	regulatory developments in our target markets affecting us, our plan sponsors or our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	sales or expected sales of additional common stock;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our plan sponsors have operations; and

•	general economic and market conditions.
          Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
          The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
The future sale of shares of our common stock may negatively impact our stock price.
          If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by a large stockholder could cause the market price of our common stock to fall. In addition, the average daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for stockholder to make transactions in a timely fashion.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
          In the three months ended March 31, 2010, we issued 346,623 shares of unregistered common stock for an aggregate purchase price of $1.1 million upon the exercise of previously granted options. These transactions were effected under Rule 701 of the Securities Act of 1933, or the Act. In addition, as previously reported in our Form S-1 Registration Statement (File No. 333-163581), we issued an aggregate of 456,643 shares of our common stock the former holders of our Series E preferred stock in connection with the conversion of our outstanding shares of preferred stock into common stock upon completion of our initial public offering such that each share of preferred stock would maintain a one-for-one conversion ratio to common stock. These shares were accounted for as a dividend to the former holders of our Series E preferred stock and were issued to them as accredited investors in reliance upon Section 4(2) of the Act or Regulation D promulgated thereunder. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the shares certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.
Use of Proceeds
          The Form S-1 Registration Statement (File No. 333-163581) relating to our IPO was declared effective by the SEC on March 15, 2010, and the offering commenced March 16, 2010 and was completed on March 19, 2010. Goldman, Sachs & Co. acted as book-runner manager for the offering, UBS Investment Bank was senior co-manager, and Piper Jaffray and Cowen and Company were co-managers of the offering.
          We registered the offering and sale of 5,868,100 shares of common stock by us and the associated sale of 4,731,900 shares of common stock by selling stockholders and the additional sales pursuant to the underwriters’ over-allotment option for an additional 1,590,000 shares of common stock by us, at a public offering price of $12.00 per share. On March 16, 2010 the underwriters completed the exercise of the over-allotment option in full. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $89.5 million and the offering has terminated. We received net proceeds of $79.0 million after deducting the $10.5 million in total expenses incurred in connection with the offering as described below. The selling stockholders received net proceeds of $52.8 million after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of shares by the selling stockholders.
          Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:
•	Underwriting discount — $6.3 million

•	Other expenses — $4.2 million

•	Total expenses — $10.5 million
          None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others.
          The net offering proceeds have been invested into a money market account. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
Item 5. Other Information
Repayment of Term Loan and Termination of Loan and Security Agreement
          On April 20, 2009, we, and our subsidiary, Financial Engines Reincorporation Sub, Inc., as borrower, entered into a second amended and restated loan and security agreement with Silicon Valley Bank that provided for a three-year $10.0 million term loan, which is repayable in 36 equal installments through May 1, 2012, as well as a $7.0 million revolving credit facility, which we did not draw upon and which expired on its stated termination date of April 19, 2010 in accordance with its terms.
          Effective May 10, 2010, we repaid the outstanding term loan balance of $6.7 million, including $9,000 of accrued interest, from available cash and terminated the loan and security agreement. There is no material relationship between us or our affiliates and Silicon Valley Bank other than with respect to the loan and security agreement. No early termination penalties were incurred by us in connection with the repayment of the term loan and termination of the related loan and security agreement. The interest rate in effect at the time of repayment was equal to 1.50% above prime rate, with a minimum prime rate of 4.00% per annum, resulting in a minimum interest rate of 5.50% per annum. We were in compliance with all debt covenants at the time of repayment.

          The description of the additional terms of the loan and security agreement and term loan are described under “Description of Certain Indebtedness” in our Form S-1 Registration Statement (File No. 333-163581) as declared effective by the SEC on March 15, 2010, which description is incorporated herein by reference and is qualified in its entirety by reference to the complete text of the Second Amended and Restated Loan Security Agreement filed as an exhibit to this Quarterly Report on Form 10-Q.
Appointment of Principal Accounting Officer
          Effective May 13, 2010, Mr. Jeffrey C. Grace, our Vice President and Corporate Controller, will also serve as our Principal Accounting Officer. Mr. Grace joined the Company in January 2010 as our Vice President & Corporate Controller. Prior to joining us and since July 2007, Mr. Grace was Chief Financial Officer for Christensen & Giannini. Mr. Grace held senior financial management positions including Chief Financial Officer & Director for Language Line Services, Inc from 2004 to 2007 and was Vice President of Finance & Principal Accounting Officer for Excelligence Learning Corporation from 1997 to 2004. Mr. Grace began his career with Deloitte & Touche LLP. He is a Certified Public Accountant and earned a B.A. in Finance from California State University, Los Angeles. Effective May 13, 2010, Mr. Raymond J. Sims, our Executive Vice President and Chief Financial Officer, will no longer serve as our Principal Accounting Officer. Mr. Sims continues to serve as our Principal Financial Officer.
Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Registrant

10.1	Second Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated as of April 20, 2010 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-163581) and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 13, 2010

FINANCIAL ENGINES, INC.
/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President and Chief Executive Officer (Duly authorized officer and principal executive officer)

/s/ Raymond J. Sims
Raymond J. Sims
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

/s/ Jeffrey C. Grace
Jeffrey C. Grace
Vice President and Corporate Controller (Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Registrant

10.1	Second Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated as of April 20, 2010 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-163581) and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.