Form 10-Q
period 2010-06-30
Financial Engines, Inc.
filed 2010-08-11
CIK 1430592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of July 30, 2010, 41,370,176 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$20,713	$96,980
Accounts receivable, net	17,975	20,314
Prepaid expenses	1,922	2,336
Other current assets	3,391	1,579

Total current assets	44,001	121,209
Property and equipment, net	2,558	3,273
Internal use software, net	8,743	10,043
Other assets	3,050	4,023

Total assets	$58,352	$138,548

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,579	$6,612
Accrued compensation	9,101	7,723
Deferred revenue	7,354	10,835
Bank borrowings and note payable	3,333	—
Other current liabilities	72	103

Total current liabilities	27,439	25,273
Bank borrowings	4,722	—
Deferred revenue	1,487	1,449
Other liabilities	438	400

Total liabilities	34,086	27,122

Contingencies (see note 10)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value — 24,192,000 and 10,000,000 authorized as of December 31, 2009 and June 30, 2010, respectively; 22,441,623 and 0 shares issued and outstanding as of December 31, 2009 and June 30, 2010, respectively; aggregate liquidation preference of $139,404 and $0 as of December 31, 2009 and June 30, 2010, respectively	2	—
Common stock, $0.0001 par value — 47,650,000 and 500,000,000 authorized; 10,647,233 and 41,365,176 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	1	4
Additional paid-in capital	182,018	266,109
Deferred compensation	(394)	(200)
Accumulated deficit	(157,361)	(154,487)

Total stockholders’ equity	24,266	111,426

Total liabilities and stockholders’ equity	$58,352	$138,548

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenue:
Professional management	$11,137	$17,842	$20,730	$34,454
Platform	7,704	7,186	14,924	14,362
Other	588	544	1,183	1,100

Total revenue	19,429	25,572	36,837	49,916

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	6,910	8,728	13,511	17,198
Research and development	3,711	4,990	7,399	9,460
Sales and marketing	6,001	6,582	11,361	12,872
General and administrative	1,773	2,850	3,615	5,449
Amortization of internal use software	673	992	1,311	1,721

Total costs and expenses	19,068	24,142	37,197	46,700

Income (loss) from operations	361	1,430	(360)	3,216
Interest expense	(171)	(49)	(355)	(121)
Interest and other income, net	232	6	259	6

Income (loss) before income taxes	422	1,387	(456)	3,101
Income tax expense (benefit)	79	105	(83)	227

Net income (loss)	343	1,282	(373)	2,874
Less: Stock dividend (see note 5)	—	—	—	5,480

Net income (loss) attributable to holders of common stock	$343	$1,282	$(373)	$(2,606)

Net income (loss) per share attributable to holders of common stock
Basic	$0.03	$0.03	$(0.04)	$(0.09)
Diluted	$0.01	$0.03	$(0.04)	$(0.09)

Shares used to compute net income (loss) per share attributable to holders of common stock
Basic	10,071	41,001	9,808	28,206
Diluted	34,479	46,736	9,808	28,206
See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share data)
(Unaudited)

					Additional	Deferred		Total
	Convertible preferred stock		Common stock		paid-in	stock	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	deficit	equity
Balance, January 1, 2010	22,441,623	$2	10,647,223	$1	$182,018	$(394)	$(157,361)	$24,266

Conversion of preferred stock to common stock effective upon initial public offering	(22,441,623)	(2)	22,441,623	2	—	—	—	—
Stock dividend to Series E shareholders	—	—	456,643	—	—	—	—	—
Issuance of common stock	—	—	372,858	—	1,385	—	—	1,385
Initial public offering of common stock, net of offering costs	—	—	7,458,100	1	78,971	—	—	78,972
Net share settlements for restricted stock awards minimum tax withholdings	—	—	(11,271)	—	(176)	—	—	(176)
Amortization of deferred stock-based compensation under the intrinsic value method	—	—	—	—	—	194	—	194
Stock-based compensation under the fair value method	—	—	—	—	3,777	—	—	3,777
Nonemployee stock-based compensation expense	—	—	—	—	57	—	—	57
Income tax associated with stock-based compensation	—	—	—	—	77	—	—	77
Net income and comprehensive income	—	—	—	—	—	—	2,874	2,874

Balance, June 30, 2010	—	$—	41,365,176	$4	$266,109	$(200)	$(154,487)	$111,426

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2010
Cash flows from operating activities:
Net income (loss)	$(373)	$2,874
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	905	869
Amortization of internal use software	1,270	1,636
Stock-based compensation	3,160	3,885
Amortization of deferred sales commissions	556	579
Amortization and impairment of direct response advertising	—	390
Repayment discount on note payable	(200)	—
Fair value adjustment of convertible warrant	(53)	—
Provision for doubtful accounts	25	72
Loss on fixed asset disposal	—	8
Excess tax benefit associated with stock-based compensation	—	(77)
Changes in operating assets and liabilities:
Accounts receivable	(1,638)	(2,411)
Prepaid expenses	205	(376)
Other assets	(381)	(1,683)
Accounts payable	(1,506)	(57)
Accrued compensation	3,649	(1,378)
Deferred revenue	2,765	3,443
Other liabilities	(19)	(1)

Net cash provided by operating activities	8,365	7,773

Cash flows from investing activities:
Purchase of property and equipment	(237)	(1,390)
Capitalization of internal use software	(2,324)	(2,817)

Net cash used in investing activities	(2,561)	(4,207)

Cash flows from financing activities:
Proceeds from term loan payable	9,950	—
Payments on term loan payable	(278)	(8,056)
Repayment of note payable	(9,800)	—
Payments on capital lease obligations	(11)	(3)
Net share settlements for stock-based awards minimum tax withholdings	(300)	(176)
Excess tax benefit associated with stock-based compensation	—	77
Proceeds from issuance of common stock, net of offering costs	12	80,859

Net cash provided by (used in) financing activities	(427)	72,701

Net increase in cash and cash equivalents	5,377	76,267
Cash and cash equivalents, beginning of period	14,857	20,713

Cash and cash equivalents, end of period	$20,234	$96,980

Supplemental cash flows information:
Income taxes paid	$6	$1,113
Interest paid	342	184
Non-cash investing and financing activities:
Stock dividend	—	5,480
Capitalized stock-based compensation for internal use software	195	204
Capitalized stock-based compensation for direct response advertising	—	32
Accounts payable for purchases of property and equipment	81	353
Accounts payable for initial public offering issuance costs	—	76
See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Organization and Description of the Business
The Company
     Financial Engines, Inc. (the “Company”) was incorporated on May 13, 1996 under the laws of the state of California and is headquartered in Palo Alto, California. In February 2010, the Company was reincorporated under the laws of the State of Delaware.
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
NOTE 2 — Basis of Presentation
Interim Financial Statements
     The accompanying condensed consolidated financial statements and notes thereto are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on March 15, 2010 (the “Prospectus”). The condensed consolidated balance sheet as of December 31, 2009, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s balance sheets as of December 31, 2009 and June 30, 2010, the Company’s statements of operations for the three and six months ended June 30, 2009 and 2010, the Company’s statements of stockholders’ equity and comprehensive income for the six months ended June 30, 2010 and the Company’s statements of cash flows for the six months ended June 30, 2009 and 2010. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
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

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Professional Management. The Company derives professional management revenue from management fees paid by plan participants for its Professional Management service. This discretionary investment management service includes a Retirement Plan analyzing investments, contribution rate and projected retirement income, and a Retirement Checkup designed to help plan participants to develop a strategy for closing the gap, if any, between the participant’s retirement goal and current retirement income forecast. The services are generally made available to plan participants in a 401(k) plan by written agreements between the Company and the plan provider, plan sponsor and the plan participant; and may be provided on a subadvised basis. The arrangement generally provides for management fees based on the value of assets the Company manages for plan participants, and is generally payable quarterly in arrears. Revenue derived from Professional Management services is recognized as the services are performed. In order to encourage enrollment into the Professional Management service, the Company uses a variety of promotional techniques, some of which can potentially impact the amount of revenue recognized, the timing of revenue recognition or both.
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
     Other. Other revenue includes reimbursement for marketing and member materials from certain subadvisory relationships and reimbursement for providing personal statements to participants from a limited number of plan sponsors. A small portion of other revenue is derived from a defined benefit consulting business. Revenue is recognized as the related services are performed, in accordance with the specific terms of the contract with the customers.
Deferred Sales Commissions
     Deferred sales commissions consist of incremental costs paid to the Company’s sales force associated with the execution of noncancelable customer contracts. The deferred sales commission amounts are recoverable through future revenue streams under the noncancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the noncancelable customer contracts that they should be recorded as an asset and charged to expense over the life of the related noncancelable customer contracts, which is typically three years. Amortization of deferred sales commissions is included in marketing and sales expense in the accompanying consolidated statements of operations.
     The Company capitalized sales commissions of $259,000 and $293,000 during the three months ended June 30, 2009 and 2010, and $438,000 and $508,000 during the six months ended June 30, 2009 and 2010, respectively. The Company amortized $287,000 and $260,000 of deferred sales commissions during the three months ended June 30, 2009 and 2010, respectively and $556,000 and $579,000 of deferred sales commissions during the six months ended June 30, 2009 and 2010, respectively.
Direct Response Advertising
     The Company’s advertising costs consist primarily of print materials associated with new customer solicitations. Print materials costs relate primarily to either Active Enrollment campaigns, where marketing materials are sent to solicit enrollment in the Company’s Professional Management service, or Passive Enrollment campaigns, where the plan sponsor defaults all eligible members into the Professional Management service unless they decline. Advertising costs relating to Passive Enrollment campaigns and other general marketing materials sent to participants do not qualify as direct response advertising and are expensed to sales and marketing in the period the advertising activities first take place. Fulfillment costs relating to subadvisory campaigns do not qualify as direct

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
response advertising and are expensed to cost of revenue in the period the expenses are incurred. Advertising costs associated with direct advisory Active Enrollment campaigns qualify for capitalization as direct response advertising. The capitalized costs are amortized over the estimated three-year period of probable future benefits following the enrollment of a member into the Professional Management service based on the ratio of current period net revenue for the direct response advertising cost pool as compared to the total estimated net revenue expected for the direct response advertising cost pool over future periods.
     Effective July 1, 2009, the Company commenced capitalization of direct response advertising costs associated with direct advisory Active Enrollment campaigns on a prospective basis as the Company first concluded it had sufficient and verifiable historical patterns over a reasonable period of time to demonstrate the probable future benefits of such campaigns. As of December 31, 2009 and June 30, 2010, $1.4 million and $2.5 million, respectively, of net advertising costs associated with direct response advertising were reported in other assets in the accompanying condensed consolidated balance sheet. Advertising expense was $799,999 and $404,000 for the three months ending June 30, 2009 and 2010, respectively, and $1.5 million and $662,000 for the six months ending June 30, 2009 and 2010, respectively, of which direct advisory Active Enrollment campaign expense was $762,000 and $108,000, respectively, for the three months ending June 30, 2009 and 2010, and $1.3 million and $301,000 for the six months ending June 30, 2009 and 2010, respectively.
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
     Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to long-lived assets during the six months ended June 30, 2009 and 2010.
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

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — Cash and Cash Equivalents
     Cash and cash equivalents consist of the following:

	December 31,	June 30,
	2009	2010
	(In thousands)
Cash	$285	$2,066
Money market fund	20,428	94,914

Total cash and cash equivalents	$20,713	$96,980

NOTE 4 — Concentration of Credit Risk and Fair Value of Financial Instruments
     The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for	Significant Other	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1) (1)	(Level 2) (2)	(Level 3) (3)
	(In thousands)
Assets:
Money Market Funds
December 31, 2009	$20,428	$20,428	$—	$—
June 30, 2010	$94,914	$94,914	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
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
     Significant customer information is as follows:

	December 31,	June 30,
Percentage of accounts receivable:	2009	2010
JPMorgan	20%	25%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Percentage of revenue:	2009	2010	2009	2010
JPMorgan	19%	20%	19%	19%

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — Stockholders’ Equity
Common Stock
     On March 16, 2010, the Company completed its initial public offering whereby the Company sold 7,458,100 shares of common stock for a price of $12.00 per share, which resulted in proceeds before underwriters’ discounts and offering costs of $89.5 million. Approximately $10.5 million in offering costs, including underwriters’ commissions, were incurred and have been deducted from additional paid-in capital.
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
NOTE 6 — Stock-based Compensation
     The following table summarizes the stock-based compensation by functional area as presented on the statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
		(In thousands)
Stock-based compensation:
Cost of revenue	$266	$227	$574	$446
Research and development	411	520	827	1,089
Sales and marketing	496	515	975	1,029
General and administrative	380	633	743	1,236
Amortization of internal use software	23	53	41	85

Total stock-based compensation	$1,576	$1,948	$3,160	$3,885

NOTE 7 — Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) attributable to holders of common stock by the weighted average number of common shares outstanding during the period less the weighted average number of unvested restricted common shares subject to the right of repurchase. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including options, unvested restricted common stock subject to repurchase, warrants and convertible preferred stock.
     The following table sets forth the computation of basic and diluted net income (loss) per share attributable to holders of common stock:

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income (loss)	$343	$1,282	$(373)	$2,874
Less: Stock dividend	—	—	—	5,480

Net income (loss) attributable to holders of common stock	$343	$1,282	$(373)	$(2,606)

Denominator (basic):
Weighted average common shares outstanding	10,421	41,326	10,149	28,541
Less: Weighted average unvested restricted common shares subject to repurchase	(350)	(325)	(341)	(335)

Net weighted average common shares outstanding	10,071	41,001	9,808	28,206

Denominator (diluted):
Weighted average common shares outstanding	10,071	41,001	9,808	28,206
Dilutive stock options and awards outstanding	1,708	5,410	—	—
Less: Weighted average unvested restricted common shares subject to repurchase	350	325	—	—
Weighted average common shares from preferred stock	22,350	—	—	—

Net weighted average common shares outstanding	34,479	46,736	9,808	28,206

Net income (loss) per share attributable to holders of common stock:
Basic	$0.03	$0.03	$(0.04)	$(0.09)
Diluted	$0.01	$0.03	$(0.04)	$(0.09)

Diluted net income (loss) per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(In thousands)
Stock options and awards outstanding	6,797	61	10,719	11,549
Common equivalent shares from preferred stock warrant	108	—	108	—
Unvested restricted common shares subject to repurchase	—	—	341	335
Common shares from preferred stock	—	—	22,350	9,299

Total antidilutive common equivalent shares	6,905	61	33,518	21,183

NOTE 8 — Income Taxes
     The Company recorded a provision for income taxes of $79,000 and $105,000 for the three months ended June 30, 2009 and 2010, respectively, and a benefit for income taxes of $83,000 for the six months ended June 30, 2009 and provision for income taxes of $227,000 for the six months ended June 30, 2010. The Company’s effective tax rate was 18% and 7% for the six months ended June 30, 2009 and 2010, respectively. The income tax provision for the three months ended June 30, 2009 and 2010 and the six months ended June 30, 2010 was due primarily to state income taxes and local taxes.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
     As a result of uncertainties regarding the realization of the Company’s net deferred tax asset including the lack of profitability through December 31, 2008 and the uncertainty over future operating profitability and taxable income, the Company has continued to record a valuation allowance against its deferred tax assets. The Company has gross unrecognized tax benefits of approximately $57.9 million as of

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2009, and $55.2 million as of June 30, 2010. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has positive evidence of sufficient quantity and quality, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. Accordingly, it is reasonably possible that all or a portion of the valuation allowance could be released in the near term and the effect could be material to the Company’s financial statements.
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
NOTE 9 — Savings Plan
     The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pre-tax salaries per year, but not more than the statutory limits. The Company may, at its discretion, make matching contributions to the 401(k) Plan. There were no matching contributions for the six months ended June 30, 2009. For the three months and six months ended June 30, 2010, the Company made matching contributions of 50% of employee contributions into the 401(k) plan up to 3% of salary (including commissions), which totaled $195,000 and $400,000, respectively.
NOTE 10 — Contingencies
     The Company is a party to certain consulting agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representation and covenants. To date, the Company has not incurred any costs as a result of such commitments and has not accrued any liabilities related to such obligations.
     The Company includes service level commitments to its customers warranting certain levels of reliability and performance. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “continue,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our costs and expenses and revenue; enrollment metrics, AUM, AUC and equity exposures; our net deferred tax asset; the percentage of revenue derived from fees based on the market value of AUM and the impact of AUM on our operating results, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our anticipated growth strategies; our ability to retain and attract customers; our regulatory environment; our legal proceedings; intellectual property; our expectations regarding competition; use of proceeds; market risk; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A in Part II, “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
     Our investment advisory and management services are provided through our subsidiary, Financial Engines Advisors L.L.C., a federally registered investment adviser. References in this Report to “Financial Engines,” “our company,” “the Company,” “we,” “us” and “our” refer to Financial Engines, Inc. and its consolidated subsidiaries during the periods presented unless the context requires otherwise.
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
Revenue
     We generate revenue primarily from management fees on Assets Under Management, or AUM, as well as from platform fees by providing portfolio management services, investment advice and retirement help to plan participants of employer-sponsored retirement plans.
     Professional Management. We derive professional management revenue from management fees paid by plan participants for our Professional Management service. Our Professional Management service is a discretionary investment management service, that includes a Retirement Plan analyzing investments, contribution rate and projected retirement income, and a Retirement Checkup designed to help plan participants to develop a strategy for closing the gap, if any, between the participant’s retirement goal and current retirement income forecast. The services are generally made available to plan participants in a 401(k) plan by written agreements between us and the plan provider, plan sponsor and the plan participant.
     The arrangement generally provides for management fees based on the value of assets we manage for plan participants and is generally payable quarterly in arrears. Our professional management revenue is generally the product of managed accounts fee rates and the value of AUM at the end of each quarter. In order to encourage enrollment into our Professional Management service, we use a variety of promotional techniques, some of which can potentially impact the amount of revenue recognized, the timing of revenue recognition or both.
     Enrollment Metrics
     We measure enrollment in our Professional Management service by members as a percentage of eligible plan participants and by AUM as a percentage of Assets Under Contract, or AUC, in each case across all plans where the Professional Management service is available for enrollment, including plans where enrollment campaigns are not yet concluded or have not commenced.
     AUM is defined as the amount of retirement plan assets that we manage as part of our Professional Management service. Our quarter-end AUM is the value of assets under management as reported by plan providers at or near the end of each quarter. Our members are the plan participants who are enrolled in our Professional Management service as reported by plan providers at or near the end of each quarter.

     AUC is defined as the amount of assets in retirement plans under contract for which the Professional Management service has been made available to eligible participants. Our AUC and eligible participants do not include assets or participants in plans where we have signed contracts but for which we have not yet made the Professional Management service available. Eligible participants are reported by plan providers as of various points in time. The value of assets under contract is reported by plan providers as of various points in time and is not always updated or marked to market. If markets have declined since the reporting date, or if assets have left the plan, our AUC may be overstated. If markets have risen since the reporting date, or if assets have been added to the plan, our AUC may be understated. Some plan participants may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the plan participant. Certain securities within a plan participant’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. In both these circumstances, assets of the relevant participants may be included in AUC but cannot be converted to AUM. Our June 30, 2010 AUC also reflects a minor reporting improvement, applied on a prospective basis, related to the exclusion of certain other plan assets that are not available for management. We believe that AUC is both a useful approximation of the additional plan assets available for enrollment efforts that, if successful, result in these assets becoming AUM, and also indicates the benefit of increasing our enrollment rates since this will lead to additional AUM. We believe that the total eligible participants provides a useful approximation of the number of participants available for enrollment into the Professional Management service.
     In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a
	Percentage of	AUM as a
	Eligible	Percentage of
	Participants	AUC
All plans as of June 30, 2010
Professional Management available	10.5%	9.8%
Professional Management available 14 months or more	12.0%	10.9%
Professional Management available 26 months or more	12.3%	11.2%
     As of June 30, 2010, the percentages for the style exposures of the portfolios we managed, in aggregate, were approximately as follows:

Cash	5%
Bonds	26%
Domestic Equity	48%
International Equity	21%

Total	100%

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

     Changes in AUM
     The following table illustrates changes in our AUM from over the last four quarters:

	Q3’09	Q4’09	Q1’10	Q2’10
	(In billions)
AUM, beginning of period	$19.5	$23.5	$25.7	$29.9
AUM from net enrollment (1)	1.1	1.1	2.8	0.6
Other (2)	2.9	1.1	1.4	(1.1)

AUM, end of period	$23.5	$25.7	$29.9	$29.4

(1)	The aggregate amount of all assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the given period less the aggregate amount of assets, at the time of cancellation, for voluntary cancellations occurring when a member terminates their membership in our Professional Management service within the given period less the aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or cancellation of a plan sponsor contract for the Professional Management service has become effective within the given period.

(2)	Other factors affecting assets under management cannot be separately quantified. These factors consist primarily of employer and employee contributions, plan administrative fees and market movement, and also include participant loans and hardship withdrawals. We cannot quantify the impact of these other factors as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement.
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
     Platform. We derive our platform revenue from recurring, annual subscription-based platform fees for access to either our full suite of services, including Professional Management, Online Advice and Retirement Evaluation, or our Online Advice service only. Platform fees are paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure, and vary depending on the type of service provided. Our Online Advice service is a nondiscretionary Internet-based investment advisory service, that includes features such as recommendations among the investment alternatives available in the employer-sponsored retirement plan, a summary of the current value of the plan account, a forecast of how much the plan account investments might be worth at retirement, whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings and a projection of how much the participant may be able to spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website. Setup fees are recognized ratably over the estimated customer life, which is usually three to five years.
     Other Revenue. Other revenue includes reimbursement for marketing and member materials from certain subadvisory relationships and reimbursement for providing personal statements to participants from a limited number of plan sponsors. A small portion of other revenue is derived from a defined benefit consulting business.
Costs and Expenses
     Employee compensation and related expenses represent our largest expense. We allocate compensation and other related expenses including stock-based compensation, to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. While we expect our headcount to increase over time, we believe that the economies of scale in our business model will allow us to grow our compensation and related expenses at a lower rate than revenue.
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
     The following summarizes our cost of revenue and certain significant operating expenses:
     Cost of Revenue. Cost of revenue excludes amortization of internal use software and includes expenses from portfolio management, operations, advisor call center operations, technical operations including information technology, customer support, installation and set-up costs, data connectivity fees and printed materials fulfillment costs for certain subadvisory relationships for which we are reimbursed. These expenses are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our statements of operations. Costs in this area are related primarily to employee compensation and related expenses, payments to third parties and purchased materials. Amortization of internal use software, a portion of which relates to our cost of revenue, is reflected as a separate line item in our statement of operations.

     Research and Development. Research and development expense includes costs associated with defining and specifying new features and ongoing enhancement to our Advice Engines and other aspects of our service offerings, financial research, quality assurance, related administration and other costs that do not qualify for capitalization. Costs in this area are related primarily to employee compensation for our investment research, product development and engineering personnel and related expenses and, to a lesser extent, related external consulting expenses.
     Sales and Marketing. Sales and marketing expense includes costs associated with plan provider and plan sponsor relationship management, marketing our services, plan provider and plan sponsor marketing, direct sales, printing of, and postage for marketing materials for direct advisory relationships and amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, which include commissions, printed materials and general marketing programs.
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
     Amortization of Internal Use Software. Amortization expense includes engineering costs associated with (1) enhancing our advisory service platform and (2) developing internal systems for tracking member data, including AUM, member cancellations and other related member statistics.. Associated direct development costs are capitalized and amortized using the straight-line method over the estimated lives of the underlying technology. Costs in this area include employee compensation and related expenses and fees for external consulting services.
Critical Accounting Estimates
     There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2010, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2009 included in our Prospectus dated March 15, 2010.
Results of Operations
     The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Three Months Ended		Increase
	2009	2010	June 30,		(Decrease)
	(As a percentage		2009	2010	Amount	%
	of revenue)		(In thousands, except percentages)
Revenue:
Professional management	57%	70%	$11,137	$17,842	$6,705	60%
Platform	40	28	7,704	7,186	(518)	(7)
Other	3	2	588	544	(44)	(7)

Total revenue	100	100	19,429	25,572	6,143	32
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	36	34	6,910	8,728	1,818	26
Research and development	19	20	3,711	4,990	1,279	34
Sales and marketing	31	26	6,001	6,582	581	10
General and administrative	9	11	1,773	2,850	1,077	61
Amortization of internal use software	3	4	673	992	319	47

Total costs and expenses	98	94	19,068	24,142	5,074	27

Income from operations	2	6	361	1,430	1,069	296
Interest expense	(1)	—	(171)	(49)	122	(71)
Interest and other income, net	1	—	232	6	(226)	(97)

Income before income tax expense	2	5	422	1,387	965	229
Income tax expense	—	—	79	105	26	33

Net income	2%	5%	$343	$1,282	$939	274%

	Six Months Ended
	June 30,		Six Months Ended		Increase
	2009	2010	June 30,		(Decrease)
	(As a percentage of		2009	2010	Amount	%
	revenue)		(In thousands, except percentages)
Revenue:
Professional management	56%	69%	$20,730	$34,454	$13,724	66%
Platform	41	29	14,924	14,362	(562)	(4)
Other	3	2	1,183	1,100	(83)	(7)

Total revenue	100	100	36,837	49,916	13,079	36
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	37	34	13,511	17,198	3,687	27
Research and development	20	19	7,399	9,460	2,061	28
Sales and marketing	31	26	11,361	12,872	1,511	13
General and administrative	10	11	3,615	5,449	1,834	51
Amortization of internal use software	4	3	1,311	1,721	410	31

Total costs and expenses	101	94	37,197	46,700	9,503	26

Income (loss) from operations	(1)	6	(360)	3,216	3,576	n/a
Interest expense	(1)	—	(355)	(121)	234	(66)
Interest and other income, net	1	—	259	6	(253)	(98)

Income (loss) before income tax expense	(1)	6	(456)	3,101	3,557	n/a
Income tax expense (benefit)	—	—	(83)	227	310	n/a

Net income (loss)	(1)%	6%	$(373)	$2,874	$3,247	n/a %

Comparison of Three Months and Six Months Ended June 30, 2009 and 2010
Revenue
     Total revenue increased $6.1 million, or 32%, from $19.4 million for the three months ended June 30, 2009 to $25.6 million for the three months ended June 30, 2010 and $13.1 million, or 36%, from $36.8 million for the six months ended June 30, 2009 to $49.9 million for the six months ended June 30, 2010. The increase was due to growth in professional management revenue of

$6.7 million for the three months ended June 30, 2010 and $13.7 million for the six months ended June 30, 2010, partially offset by a slight decrease in platform revenue and other revenue. Professional management revenue and platform revenue comprised 70% and 28%, respectively, of total revenue for the three months ended June 30, 2010 and 69% and 29%, respectively, of total revenue for the six months ended June 30, 2010.
Professional Management Revenue
     Professional management revenue increased $6.7 million, or 60%, from $11.1 million for the three months ended June 30, 2009 to $17.8 million for the three months ended June 30, 2010 and $13.7 million, or 66%, from $20.7 million for the six months ended June 30, 2009 to $34.5 million for the six months ended June 30, 2010. The increase in professional management revenue for the three months ended June 30, 2010 was due primarily to an increase in AUM from $19.5 billion as of June 30, 2009 to $29.4 billion as of June 30, 2010. The increase in professional management revenue for the six months ended June 30, 2010 was due primarily to an increase in the average quarter-end AUM between the comparative periods, which was $17.8 billion for the six months ended June 30, 2009 and $29.7 billion for the six months ended June 30, 2010. This increase in AUM for both periods was driven primarily by increased net new enrollment resulting from marketing campaigns and other ongoing member acquisitions, market appreciation and contributions.
Platform Revenue
     Platform revenue decreased $0.5 million, or 7%, from $7.7 million for the three months ended June 30, 2009 to $7.2 million for the three months ended June 30, 2010, and $0.6 million, or 4%, from $14.9 million for the six months ended June 30, 2009 to $14.4 million for the six months ended June 30, 2010. The decrease for both periods was due to a reduction in platform fees from sponsor cancellations and contractual reductions, offset by service availability at new sponsors.
Other Revenue
     Other revenue decreased $44,000, or 7%, from $588,000 for the three months ended June 30, 2009 to $544,000 for the three months ended June 30, 2010 and $83,000, or 7%, from $1.2 million for the six months ended June 30, 2009 to $1.1 million for the six months ended June 30, 2010. The decrease for both periods was due primarily to the conclusion of a defined-benefit consulting contract as of December 31, 2009.
Cost of Revenue
     Cost of revenue increased $1.8 million, or 26%, from $6.9 million for the three months ended June 30, 2009 to $8.7 million for the three months ended June 30, 2010 and $3.7 million, or 27%, from $13.5 million for the six months ended June 30, 2009 to $17.2 million for the six months ended June 30, 2010. This increase was due primarily to an increase of $1.3 million for the three months and $3.0 million for the six months ended June 30, 2010 in fees paid to plan providers for connectivity to plan and plan participant data due to an increase in professional management revenue. In addition, headcount growth and annual compensation increases effective April 1, 2010 resulted in higher wages, bonus, benefits and payroll tax expense of $0.3 million for the three months and $0.7 million for the six months ended June 30, 2010. There was also a $0.1 million increase in printed member materials for the three months ended June 30, 2010. As a percentage of revenue, cost of revenue decreased from 36% for the three months ended June 30, 2009 to 34% for the three months ended June 30, 2010 and from 37% for the six months ended June 30, 2009 to 34% for the six months ended June 30, 2010. The decrease as a percentage of revenue for both periods was due primarily to a slower increase in employee-related expense relative to the increase in revenue during the same period.
Research and Development
     Research and development expense increased $1.3 million, or 34%, from $3.7 million for the three months ended June 30, 2009 to $5.0 million for the three months ended June 30, 2010 and $2.1 million, or 28%, from $7.4 million for the six months ended June 30, 2009 to $9.5 million for the six months ended June 30, 2010. This increase was due primarily to headcount growth and annual compensation increases effective April 1, 2010 which resulted in higher wages, bonus, stock-based compensation, benefits and payroll tax expense of $1.2 million for the three months and $2.2 million for the six months ended June 30, 2010. In addition, for the six months ended June 30, 2010, there was a $0.4 million increase in capitalized costs related to development of internal use software, offset by increased headcount-based departmental expense allocations of $0.2 million and equipment-related expenses of $0.1 million. As a percentage of revenue, research and development expense increased from 19% for the three months ended June 30, 2009 to 20% for the three months ended June 30, 2010 and decreased from 20% for the six months ended June 30, 2009 to 19% for the six months ended June 30, 2010.
Sales and Marketing
     Sales and marketing expense increased $0.6 million, or 10%, from $6.0 million for the three months ended June 30, 2009 to $6.6 million for the three months ended June 30, 2010 and $1.5 million, or 13%, from $11.4 million for the six months ended June 30, 2009 to $12.9 million for the six months ended June 30, 2010. This increase was due primarily to headcount growth and annual compensation increases effective April 1, 2010 which resulted in higher wages, bonus, benefits and payroll tax expense of $0.6 million for the three months and $1.4 million for the six months ended June 30, 2010. Additionally, there was a $0.6 million increase for the three months and $0.6 increase for the six months ended June 30, 2010 in marketing expenses, including printed materials for passive campaigns as well as other marketing efforts. There was also an increase in consulting expenses of $0.1 million and an increase in headcount-based departmental expense allocations of $0.1 million for the three months ended June 30, 2010, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2010, respectively. These increases were offset by an increase in the net capitalization of direct response advertising costs of $0.9 million for the three months and $1.0 million for the six months ended June 30, 2010. As a percentage of revenue, sales and marketing expense decreased from 31% for the three months ended June 30, 2009 to 26% for the three months ended June 30, 2010 and decreased from 31% for the six months ended June 30, 2009 to 26% for the six months ended June 30, 2010. The decrease as a percentage of revenue for both periods was due primarily to commencing capitalization of direct response advertising costs associated with direct advisory Active Enrollment campaigns on a prospective basis effective July 1, 2009.
General and Administrative
     General and administrative expense increased $1.1 million, or 61%, from $1.8 million for the three months ended June 30, 2009 to $2.9 million for the three months ended June 30, 2010 and $1.8 million, or 51%, from $3.6 million for the six months ended June 30, 2009 to $5.4 million for the six months ended June 30, 2010. This increase was due primarily to headcount growth and annual compensation increases effective April 1, 2010 which resulted in higher wages, bonus, stock-based compensation, benefits and payroll tax expense of $0.7 million for the three months and $1.4 million for the six months ended June 30, 2010. This increase was also due to a $0.4 million increase for the three months and $0.5 million increase for the six months in professional services expense to support operations as a public company. As a percentage of revenue, general and administrative expense increased from 9% for the three months ended June 30, 2009 to 11% for the three months ended June 30, 2010 and increased from 10% for the six months ended June 30, 2009 to 11% for the six months ended June 30, 2010.
Amortization of Internal Use Software
     Amortization of internal use software increased $0.3 million, or 47%, from $0.7 million for the three months ended June 30, 2009 to $1.0 million for the three months ended June 30, 2010 and $0.4 million, or 31%, from $1.3 million for the six months ended June 30, 2009 to $1.7 million for the six months ended June 30, 2010. There was a higher rate of amortization expense for both periods due primarily to the completion of an internal use software project in March 2010 which incurred greater development costs as compared to projects amortized in 2009.
Interest Expense
     Interest expense decreased $122,000, or 71%, from $171,000 for the three months ended June 30, 2009 to $49,000 for the three months ended June 30, 2010 and $234,000, or 66%, from $355,000 for the six months ended June 30, 2009 to $121,000 for the six months ended June 30, 2010. This decrease for both periods was due to a $10.0 million term loan entered into in April 2009 with an effective interest rate lower than our previously outstanding $10.0 million promissory note. On May 10, 2010 we repaid the outstanding term loan balance.
Interest and Other Income, Net
     Interest and other income, net, decreased $226,000, or 97%, from $232,000 for the three months ended June 30, 2009 to $6,000 for the three months ended June 30, 2010 and $253,000, or 98%, from $259,000 for the six months ended June 30, 2009 to $6,000 for the six months ended June 30, 2010. The decrease for both periods was due primarily to a one-time $200,000 discount for early loan repayment during the three months ended June 30, 2009, as well as an adjustment of $23,000 and $53,000 for the three months and six months ended June 30, 2009, respectively, to the fair value of a warrant recorded to other income. The warrant expired in October 2009.
Income Taxes
     Income tax expense increased $26,000, or 33%, from $79,000 for the three months ended June 30, 2009 to $105,000 for the three months ended June 30, 2010 and $310,000, from an $83,000 income tax benefit for the six months ended June 30, 2009 to a $227,000 income tax expense for the six months ended June 30, 2010. The effective tax rates for the six months ended June 30, 2009 and 2010 were 18% and 7%, respectively, due primarily to state income taxes and local taxes. The effective tax rate for these periods differ from the statutory federal rate of 35% due primarily to the effect of change of valuation allowances as a result of the utilization of net operating losses from expected ordinary income for the years ended December 31, 2009 and 2010.

     As a result of uncertainties regarding realization of the Company’s net deferred tax asset including the lack of profitability through December 31, 2008 and the uncertainty over future operating profitability and taxable income, the Company has continued to record a valuation allowance against its deferred tax assets. The Company has gross unrecognized tax benefits of approximately $57.9 as of December 31, 2009, and $55.2 million as of June 30, 2010. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has positive evidence of sufficient quantity and quality, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. Accordingly, it is reasonably possible that all or a portion of the valuation allowance could be released in the near term and the effect could be material to the Company’s financial statements.
Non-GAAP Adjusted EBITDA and Adjusted Net Income
     Adjusted EBITDA represents net income (loss) before net interest (income) expense, income tax expense (benefit), depreciation, withdrawn offering expense, amortization of internal use software, amortization of direct response advertising, amortization of deferred sales commissions and amortization of stock-based compensation. Adjusted Net Income represents net income before stock-based compensation expense, net of tax.
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
     Adjusted EBITDA and Adjusted Net Income are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), operating income (loss) or any other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.
     We understand that, although Adjusted EBITDA and Adjusted Net Income are frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA and Adjusted Net Income have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under U.S. GAAP. In particular you should consider:
•	Adjusted EBITDA and Adjusted Net Income do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA and Adjusted Net Income do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Net Income does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA and Adjusted Net Income do not reflect the non-cash component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA and Adjusted Net Income differently than we do, limiting their usefulness as a comparative measure.
     Management compensates for the inherent limitations associated with using Adjusted EBITDA and Adjusted Net Income measures through disclosure of such limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA and Adjusted Net Income to the most directly comparable U.S. GAAP measure, net income (loss). Further, management also reviews U.S. GAAP measures and evaluates individual measures that are not included in Adjusted EBITDA, such as our level of capital expenditures, equity issuance and interest expense, among other measures.

     The table below sets forth a reconciliation of net income (loss) to Adjusted EBITDA based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(In thousands)
Net income (loss)	$343	$1,282	$(373)	$2,874
Interest expense, net	170	43	349	115
Income tax expense (benefit)	79	105	(83)	227
Depreciation	427	431	905	869
Amortization of internal use software	650	940	1,270	1,636
Amortization and impairment of direct response advertising	—	228	—	390
Amortization of deferred sales commissions	287	260	556	579
Stock-based compensation	1,576	1,948	3,160	3,885

Adjusted EBITDA	$3,532	$5,237	$5,784	$10,575

The table below sets forth a reconciliation of net income (loss) to Adjusted Net Income on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(In thousands)
Net income (loss)	$343	$1,282	$(373)	$2,874
Stock-based compensation, net of tax (1)	1,293	1,801	2,585	3,599

Adjusted Net Income	$1,636	$3,083	$2,212	$6,473

(1)	For the three months ended June 30, 2009 and 2010, we have adjusted stock-based compensation at our effective tax rates of 19% and 8%, respectively and for the six months ended June 30, 2009 and 2010, we have adjusted stock-based compensation at our effective tax rates of 18% and 7%, respectively.
Non-GAAP Adjusted Earnings Per Share
     Non-GAAP Adjusted Earnings Per Share is defined as non-GAAP Adjusted Net Income divided by all weighted-average dilutive common share equivalents outstanding. For all periods, the dilutive common share equivalents outstanding also include on a non-weighted basis the conversion of all preferred stock to common stock, the shares associated with the stock dividend and the shares sold in the initial public offering. This differs from the weighted average diluted shares outstanding used for purposes of calculating GAAP earnings per share. The following table sets forth the computation of Adjusted Earnings Per Share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(In thousands, except per share amounts)
Non-GAAP Adjusted Net Income	$1,636	$3,083	$2,212	$6,473

Shares of common stock outstanding	40,685	41,326	40,636	41,228
Dilutive restricted stock and stock options	1,708	5,410	1,876	4,545

Non-GAAP adjusted common shares outstanding	42,393	46,736	42,512	45,773

Non-GAAP Adjusted Earnings Per Share	$0.04	$0.07	$0.05	$0.14

Liquidity and Capital Resources
Sources of Liquidity
     To date, substantially all of our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs.
Consolidated Cash Flow Data

	Six Months Ended
	June 30,
	2009	2010
	(In thousands)
Net cash provided by operating activities	$8,365	$7,773
Net cash used in investing activities	(2,561)	(4,207)
Net cash provided by (used in) financial activities	(427)	72,701
Net increase in cash and cash equivalents	5,377	76,267
Cash and cash equivalents, end of period	$20,234	$96,980
Net Cash Provided By Operating Activities
     Net cash provided by operating activities for the six months ended June 30, 2010 was $7.8 million compared to net cash provided by operating activities of $8.4 million for the six months ended June 30, 2009. The decrease in cash provided by operating activities for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was due primarily to a net change in operating assets and liabilities of $5.5 million due primarily to the payment of annual employee bonuses as well as excess tax benefits associated with stock-based compensation of $0.1 million. This decrease was offset by improved operating results adjusted for non-cash expenses such as amortization of stock-based compensation, amortization of internal use software and depreciation of $5.0 million between the comparable periods.
Investing Activities
     Net cash used in investing activities was $4.2 million for the six months ended June 30, 2010 compared to $2.6 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, we capitalized $2.8 million of internal use software costs, compared to $2.3 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, we used $1.4 million for the purchase of property and equipment, compared to $0.2 million for the six months ended June 30, 2009.
Financing Activities
     Net cash provided by financing activities was $72.7 million for the six months ended June 30, 2010 compared to net cash used by financing activities of $0.4 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, we received $79.0 million of net proceeds from our initial public offering after deducting underwriting discounts and offering costs, and we made payments of $7.8 million on our term loan, which included complete repayment of the outstanding balance.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Recent Accounting Pronouncements
     For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     Market Risk. Our exposure to market risk is directly related to our role as an investment advisor for the professionally managed accounts for which we provide portfolio management services. For the six months ended June 30, 2010, 63% of our revenue was derived from fees based on the market value of AUM. We expect this percentage to increase over time. A decrease in the aggregate value of AUM may cause our revenue and income to decline.

Item 4.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2010, our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors
     This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below, and this Report should be read in conjunction with such risk factors. The risks and uncertainties described in this Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and has material adverse effects on our business, financial condition and results of operations could be seriously harmed.
Our revenue and operating results can fluctuate from period to period, which could cause our share price to fluctuate.
     Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report:
•	a decline or slowdown of the growth in the value of financial market assets, which may reduce the value of assets we have under management and therefore our revenue and cash flows;

•	variations in expected enrollment rates for our Professional Management service;

•	unanticipated delays of when we expect the service to made available;

•	unanticipated changes to economic terms in contracts with plan providers or plan sponsors, including renegotiations;

•	downward pressure on fees we charge for our portfolio management, investment advisory and retirement planning services;

•	changes in laws or regulatory policy that could impact our ability to offer services to plan providers as a subadvisor;

•	failure to enter into contracts with new plan sponsors;

•	cancellations or non-renewal of existing contracts with plan providers or plan sponsors;

•	changes in fees paid by Professional Management members based on performance incentives in contract terms;

•	changes in fees paid by us to plan providers for whom we are not acting as a subadvisor for data retrieval, transaction processing and fee deduction interfaces based on performance incentives in contract terms;

•	mix in plan sponsors that choose our Active Enrollment or Passive Enrollment options;

•	changes in the number of Professional Management members who withdraw all assets from their 401(k) plan, effectively terminating their relationship with us, or who decide to cancel their Professional Management service participation;

•	elimination or reduction of sponsor matching contributions into members’ 401(k) plans, which could reduce the growth rate of assets under management;

•	unanticipated changes in the timing or cost of our enrollment and member materials or mix of subadvised, advised, Active and Passive Enrollment materials sent to our Professional Management members and postage costs;

•	unanticipated delays in recognizing revenue based on timing of meeting specified milestones under contracts with customization and consulting services;

•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; and

•	negative public perception and reputation of the financial services industry.

     As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance.
We have an accumulated deficit and have incurred net losses in the past. We may incur net losses in the future.
     As of June 30, 2010, we had an accumulated deficit of approximately $154.5 million. We have incurred net losses in each year through 2008. We may continue to incur net losses in the future.
A substantial portion of our revenue is based on fees earned on the value of assets we manage. Our revenue and earnings could suffer if the financial markets experience a downturn or a slowdown in growth that reduces the value, or slows the growth, of our Assets Under Management.
     We derive a significant and growing portion of our revenue from asset management fees based on the assets in the retirement accounts we manage, which we refer to as AUM. We allocate these assets among the investments available to each particular plan participant. The investment alternatives for a particular plan are selected by the plan’s fiduciary, not by us, and may include retail mutual funds, institutional funds, exchange-traded funds, fixed-income investments and potentially higher volatility employer stock, if it is an investment alternative in a particular plan. In addition, our business is highly concentrated in the 401(k) plans of plan sponsors in the United States and the United States subsidiaries of international companies. The value of these investments can be affected by the performance of the financial markets globally, currency fluctuations, interest rate fluctuations and other factors. Currently, our fees are generally based on AUM on a day within the last 10 days of a quarter. The exact date is agreed to in advance with the plan provider, but varies by plan provider. As a result, a decline in the financial markets at the end of a quarter could have an adverse effect on our revenue, even if the financial markets had performed well earlier in the quarter. In addition, an economic downturn or slowdown in growth could cause plan participants or their employers to contribute less to their 401(k) plans and cause fewer eligible employees to participate in 401(k) plans, which could adversely affect the amount of AUM. If plan participants are not satisfied with the performance of their retirement portfolios due to a decline in the financial markets or otherwise, our cancellation rates could increase, which in turn would cause our AUM to decline. If any of these factors reduces the value of assets we have under management, the amount of fees we would earn for managing those assets would decline, which in turn would harm our revenue, operating results and financial condition.
Our revenue could be harmed if we experience unanticipated delays in expected service availability.
     We generally do not earn platform fees from a plan sponsor until our services are available to plan participants, and we do not earn fees for our Professional Management service until we begin to manage a participant’s account. If service availability is delayed, our receipt of revenue would be delayed. This in turn would affect our operating results for a particular period.
Our revenue could suffer if we experience unanticipated variations in new enrollment campaigns or if we fail to enroll plan participants.
     Unanticipated variations in the number, size or timing of enrollment campaigns could also affect our revenue for a particular period.
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
     We plan to extend our services into new areas, including helping investors turn their retirement assets into retirement income. For example, we intend to work within the existing 401(k) plans we service to help our Professional Management members manage their defined contribution assets and maintain their retirement goals while directing payouts from their retirement accounts. We also recently introduced the Financial Engines Retirement Evaluation, a personalized retirement assessment designed to let plan participants know how close they are to reaching their retirement income goals based on their current savings and investments. We intend to invest significant resources to the research, development, sales and marketing of these new services. We have limited experience determining and executing income payments from defined contribution accounts. If our assessments or forecasts with respect to the expected duration and sufficiency of assets to support retirement income payments to participants are inaccurate, or if we fail to ensure that payouts are made at the times expected, our business and reputation could suffer. We may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise if we offer investment management or retirement income payout services for accounts other than 401(k) accounts. We may not be able to accurately estimate the impact of these future services on our business or how the benefits of these services will be perceived by our clients. In addition, the anticipated benefits of these services on our business may not outweigh the resources and costs associated with their development. If we do not realize the anticipated benefits of these services, our business would suffer.
Our revenue is highly dependent upon a small number of plan providers with whom we have relationships, and the renegotiation or termination of our relationship with any of these plan providers could significantly impact our business.
     Our relationships and data connections with plan providers allow us to effectively manage plan participant accounts and integrate our services into plan providers’ current service platforms. These relationships also provide us with an advantage in trying to sign potential plan sponsors. If a plan provider were to terminate our contract, reduce its volume of business, or substantially renegotiate the terms of its contract with us, our revenue could be reduced.
     Of our eight primary retirement plan provider relationships, we refer to three as subadvisory relationships. For the full suite of services offered in these subadvisory relationships, we generally act as subadvisor to the plan provider acting as investment advisor, even though we may contract directly with the plan sponsor to act as investment advisor for online-only service offerings. However, among the plan sponsors that work with these three providers, in those cases where we act as subadvisor, we do not have a direct relationship with the plan sponsors and therefore may be less able to influence decisions by those plan sponsors to use or continue to use our services, and for online-only sponsors, we may be less able to influence plan sponsor decisions to add our full suite of services. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through these three retirement plan providers. The renegotiation or termination of our relationship with any of these plan providers could negatively impact our business. For the three months ended June 30, 2010, 20%, 7% and 7% and for the six months ended June 30, 2010, 19%, 7% and 7% of our total revenue was attributable to JP Morgan, ING and Vanguard, respectively, the three retirement plan providers with whom we have subadvisory relationships. Revenue attributable to these three plan providers includes subadvisory fees they pay to us directly, as well as revenue from certain plan sponsors that work with these plan providers but pay us directly. JPMorgan, Vanguard and ING directly accounted for approximately 20%, 7% and 6%, respectively, of our total revenue for the three months ended June 30, 2010 and 19%, 7% and 6%, respectively, of our total revenue for the six months ended June 30, 2010.
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
     A substantial portion of our revenue is generated as a result of contracts with plan sponsors. Under these contracts, we earn annual platform fees that are paid by the plan sponsor, plan provider or the retirement plan itself as well as fees based on AUM that are generally paid by plan participants. Our contracts with plan sponsors typically have initial terms of three years and evergreen clauses that extend the initial term until terminated by either party after a specified notice period. At any time during the initial term or thereafter, a plan sponsor can cancel a contract for fiduciary reasons or breach of contract. A plan sponsor can generally terminate a contract after the initial term upon 90 days notice. If a plan sponsor cancels or does not renew a contract, we would no longer earn platform fees under that contract. In addition, we would no longer manage any assets in that plan and consequently would no longer earn fees based on AUM in that plan. If a significant number of plan sponsors were to cancel their contracts with us or fail to renew those contracts, our revenue, operating results and financial condition would be adversely affected.

Our Professional Management service makes up a significant and growing part of our revenue base. Our business could suffer if fees we can charge for these services decline.
     We earn fees for our Professional Management service based on the value of assets in the accounts we manage. We believe that these services will continue to make up a substantial and growing portion of our revenue for the foreseeable future. There are many investment advisory and management services and other financial products available in the marketplace, which could result in downward pressure on fees for our Professional Management service. Government regulation, such as legislative constraints on fees, could also limit the fees we can charge for our Professional Management service. Performance incentives in contract terms may reduce the fees we charge for our Professional Management service. If we are forced to lower the fees we charge for our Professional Management service, it could harm our revenue, operating results and financial condition.
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
     Acquisitions or similar transactions involving our plan providers or plan sponsors could negatively affect our business in a number of ways. After such a transaction, the plan provider or plan sponsor might terminate, not renew or seek to renegotiate the economic terms of its contract with us. Companies involved in these transactions may experience integration difficulties that could increase the risk of providing us inaccurate or untimely data or delay in service availability. Any of our existing plan sponsors may be acquired by an organization or a plan sponsor with no relationship with us, effectively terminating our relationship, or be acquired by a plan sponsor with an online services-only relationship rather than a Professional Management relationship which might cause us to lose business and harm our revenue, operating results or financial condition. Plan providers could be acquired by a company offering competing services to ours, which could increase the risk that they terminate their relationship with us, or be acquired by an organization with no relationship with us which might cause us to lose that plan provider, have to renegotiate the economic terms of their contract with us and harm our revenue, operating results or financial condition. For example, Hewitt recently announced its intent to merge with a subsidiary of Aon. We cannot predict the impact, if any, that these corporate actions may have on our revenue, operating results or financial condition.
Our ability to compete, succeed and generate profits depends, in part, on our ability to obtain accurate and timely data from third-party vendors on commercially reasonable terms.
     We currently obtain market and other financial data we use to generate our investment advice from a number of third-party vendors. Termination of one or more of our agreements or exclusion from, or restricted use of a data provider’s information could decrease the information available for us to use and offer our clients and may have a material adverse effect on our business, financial condition or results of operations. We do not currently have secondary sources or other suppliers for some of these data items. If these data feed agreements were terminated, backup services would take time to set up and our business and results of operations could be harmed. We rely on these data suppliers to provide timely and accurate information, and their failure to do so could harm our business.

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
     We operate in a highly competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors that offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, Inc., GuidedChoice and ProManage LLC. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity and Merrill Lynch. We currently have a relationship with Fidelity that allows us to provide our services to plan sponsors that elect to hire us for which Fidelity is the plan provider. We also face indirect competition from products that could potentially substitute for our portfolio management services, investment advice and retirement help, most notably target-date retirement funds. Target-date funds are offered by multiple financial institutions, including BlackRock (formerly Barclays Global Investors), T. Rowe Price, Fidelity and Vanguard. These funds provide generic asset allocation based on the investment horizon of the investor. Target-date funds, managed accounts and balanced funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. Plan providers offer or may choose to offer directly and indirectly competitive products in the future. The plan providers with which we do not have contractually exclusive relationships may enter into similar relationships with our competitors. This in turn may harm our business.
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

If our intellectual property and technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position could suffer.
     Our future success and competitive position depend in part on our ability to protect our proprietary technology and intellectual property. We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and intellectual property. We also require our employees, consultants, vendors, plan sponsors and plan providers to enter into confidentiality agreements with us. We currently have ten issued U.S. patents, four of which have been issued on our user interface, four of which relate to outcomes-based investing, including our financial advisory system, our pricing module and load-aware optimization, and two of which have been issued on advice palatability. We also have seven pending U.S. patent applications. In addition, we have issued patents and pending applications in foreign jurisdictions. One or more of our issued patents or pending patent applications may be deemed to be directed to methods of doing or conducting business, and may therefore be categorized as so-called “business method” patents. The general validity of software patents and “business method” patents has been challenged in a number of jurisdictions, including the United States. The United States Supreme Court is currently considering a case that may impact the scope of patent-eligible subject matter. Our patents may become less valuable if software or business methods are found to be a non-patentable subject matter or if additional requirements are imposed that our patents do not meet.
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
We will be subject to additional regulatory compliance requirements, including section 404 of the Sarbanes-Oxley Act of 2002, as a result of becoming a public company and our management has limited experience managing a public company.
     We will incur significant legal, accounting and other expenses as a public company. The individuals who constitute our management team have limited experience managing a publicly traded company and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives, and we may not successfully or efficiently manage our transition into a public company. We expect rules and regulations such as the Sarbanes-Oxley Act of 2002 and the Investor Protection and Securities Reform Act of 2010 to increase our legal and finance compliance costs and to make some activities more time-consuming and costly. We will need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting in our annual report on Form 10-K for the fiscal year ending December 31, 2011. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors.
Our insiders who are significant stockholders may control the election of our board and may have interests that conflict with those of other stockholders.
     Our directors and executive officers, together with members of their immediate families, beneficially own, in the aggregate, a significant portion of our outstanding capital stock. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.
We could face liability for certain information we disclose, including information based on data we obtain from other parties.
     We may be subject to claims for securities law violations, negligence, or other claims relating to the information we disclose, such as the mutual fund assessments we call “scorecards.” Individuals who use our services may take legal action against us if they rely on information that contains an error, or a company may claim that we have made a defamatory statement about it or its employees. We could also be subject to claims based upon the content that is accessible from our website through links to other websites. We rely on a variety of outside parties as the original sources for the information we use in our published data. These sources include securities exchanges, fund companies and transfer agents. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others. Defending claims based on the information we publish could be expensive and time-consuming and could adversely impact our business, operating results and financial condition.
If our operations are interrupted as a result of service downtime or interruptions, our business and reputation could suffer.
     The success of our business depends upon our ability to obtain and deliver time-sensitive, up-to-date data and information. Our operations and those of our plan providers and plan sponsors are vulnerable to interruption by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures and other events beyond our control. Any disruption in our services or operations could harm our ability to perform our services effectively which in turn could result in a reduction in revenue or a claim for substantial damages against us, regardless of whether we are responsible for that failure. We rely on our computer equipment, database storage facilities and other office equipment, which are located primarily in the seismically active San Francisco Bay Area. We maintain off-site back-

up facilities in Phoenix, Arizona for our database and network equipment, but these facilities could be subject to the same interruptions that may affect our headquarters. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems. We also depend on certain significant vendors for facility storage and related maintenance of our main technology equipment and data at these locations. Any failure by these vendors to perform those services, any temporary or permanent loss of our equipment or systems or any disruptions to basic infrastructure like power and telecommunications could impede our ability to provide services to our plan participants, harm our reputation, cause plan participants to stop using our investment advisory or Professional Management services, reduce our revenue and harm our business. Our agreements with our plan providers or plan sponsors also require us to meet specified minimum system security and privacy standards. If we fail to meet these standards, our plan sponsors and plan providers may seek to terminate their agreements with us. This in turn could damage our reputation and harm our market position and business.
Risks Related to Our Industry
Changes in laws applicable to our portfolio management, investment advisory and retirement planning services may adversely affect our business.
     We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, Department of Labor or other U.S. regulatory authorities or self-regulatory organizations that supervise the financial markets and retirement industry, such as the Investor Protection and Securities Reform Act of 2010. In addition, we may be adversely affected by changes in the interpretation of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business. For example, legislation or regulation regarding fees may affect our business. Future legislation or regulation could change or eliminate certain existing restrictions relating to conflicts of interest, which might lower the relative value of our independence. Changes to laws or regulations could increase our potential liability for offering portfolio management services, investment advice and retirement help, affect our ability to offer our Passive Enrollment option or invalidate pre-dispute arbitration clauses in our agreements, leading to increased costs to litigate any claims against us. Changes to laws or regulations could also increase our legal compliance costs, divert internal resources and make some activities more time-consuming and costly. The laws, rules and regulations applicable to our business may change in the future, and we may not be able to comply with any such changes. If we fail to comply with any applicable law, rule or regulation, we could be fined, sanctioned or barred from providing investment advisory services in the future, which could materially harm our business and reputation.
We are subject to complex regulation, and any compliance failures or regulatory action could adversely affect our business.
     The financial services industry is subject to extensive regulation at the federal and state levels. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business. The securities laws and other laws that govern our activities as a registered investment advisor are complex and subject to rapid change. The activities of our investment advisory and management operations are subject primarily to provisions of the Investment Advisers Act of 1940, referred to as the Investment Advisers Act, and the Employee Retirement Income Security Act of 1974, as amended, referred to as ERISA, as well as certain state laws. We are a fiduciary under ERISA. Our investment advisory services are also subject to state laws including anti-fraud laws and regulations. The Investment Advisers Act addresses, among other things, fiduciary duties, recordkeeping and reporting requirements and disclosure requirements and also includes general anti-fraud prohibitions. If we fail to comply with any applicable law, rule or regulation, we could be fined, sanctioned or barred from providing investment advisory services in the future, which could materially harm our business and reputation. We may also become subject to additional regulatory and compliance requirements as a result of any expansion or enhancement of our existing services or any services we may offer in the future. For example, we may be subject to insurance licensing or other requirements in connection with our retirement planning services, even if our activities are limited to describing regulated products. Compliance with any new regulatory requirements may divert internal resources and take significant time and effort. Any claim of noncompliance, regardless of merit or ultimate outcome, could subject us to investigation by the SEC or other regulatory authorities. This in turn could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation.
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

     In addition, our subadvisory arrangements are structured to follow Advisory Opinion 2001-09A, a Department of Labor opinion provided to SunAmerica Retirement Markets. Although an advisory opinion provides guidance about the Department of Labor’s interpretation of ERISA, it is directly applicable only to the entity to which it is issued. SunAmerica Retirement Markets is an entity unrelated to us or the plan providers to which we act as subadvisor. We could be adversely affected if the Department of Labor increases examination of these subadvisory arrangements or changes the interpretive positions described in the Advisory Opinion. We could be adversely affected if ERISA is amended in a way that overturns or materially changes the Department of Labor’s position in Advisory Opinion 2001-09A, such as the imposition of additional requirements relating to conflicts of interest on the plan providers to which we act as a subadvisor. Future legislation or regulation could impose additional requirements relating to conflicts of interest on some of the plan providers to which we act as a subadvisor. These plan providers may not be able to comply with these requirements, and we may therefore not be able to continue to provide our services on a subadvised basis. In such event, we could incur additional costs to transition our services for affected plan providers and their plan sponsors to another structure. Legislation has been introduced in Congress and there have been several Congressional hearings addressing these issues, although final versions of these bills have not been adopted and signed into law, and the final scope and wording of the legislation, or the implementing rules and regulations, are not yet known.
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
     An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in March 2010 at a price of $12.00 per share, our closing stock price has ranged from $13.41 to $18.55 for the period March 16, 2010 to June 30, 2010. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

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
     If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by a large stockholder could cause the market price of our common stock to fall. In addition, the average daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for a stockholder to make transactions in a timely fashion.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     In the three months ended June 30, 2010, we issued a net of 50,246 shares of unregistered common stock for an aggregate purchase price of $840,000 upon the exercise of previously granted options. The aggregate purchase price included payments of $91,000 in cash, and 45,917 shares forfeited in lieu of cash with a value of $749,000. These transactions were effected under Rule 701 of the Securities Act of 1933, or the Act. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the shares certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Use of Proceeds
     The net offering proceeds from our initial public offering on March 16, 2010 have been invested into a money market account. There has been no material change in the planned use of the proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 5.	Other Information

Item 6.	Exhibits

Exhibit
Number	Description
10.1(1)	Form of 2009 Stock Incentive Plan Stock Option Agreement (Executives).

10.2(1)	Form of 2009 Stock Incentive Plan Stock Option Agreement (Employees).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.

(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 11, 2010

FINANCIAL ENGINES, INC.
/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President and Chief Executive Officer (Duly authorized officer and principal executive officer)

/s/ Raymond J. Sims
Raymond J. Sims
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

/s/ Jeffrey C. Grace
Jeffrey C. Grace
Vice President and Corporate Controller (Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit
Number	Description
10.1(1)	Form of 2009 Stock Incentive Plan Stock Option Agreement (Executives).

10.2(1)	Form of 2009 Stock Incentive Plan Stock Option Agreement (Employees).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.

(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.