Form 10-Q
period 2010-09-30
Financial Engines, Inc.
filed 2010-11-09
CIK 1430592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001-34636
FINANCIAL ENGINES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3250323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of October 29, 2010, 41,935,403 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	September 30,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$20,713	$99,455
Accounts receivable, net	17,975	25,190
Deferred tax assets	—	9,079
Prepaid expenses	1,922	2,582
Other current assets	3,391	2,033

Total current assets	44,001	138,339
Property and equipment, net	2,558	3,390
Internal use software, net	8,743	10,858
Long-term deferred tax assets	—	40,825
Other assets	3,050	7,029

Total assets	$58,352	$200,441

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,579	$7,477
Accrued compensation	9,101	10,902
Deferred revenue	7,354	10,681
Bank borrowings	3,333	—
Other current liabilities	72	127

Total current liabilities	27,439	29,187
Long-term bank borrowings	4,722	—
Long-term deferred revenue	1,487	1,561
Other liabilities	438	345

Total liabilities	34,086	31,093

Contingencies (see note 10)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value — 24,192,000 and 10,000,000 authorized as of December 31, 2009 and September 30, 2010, respectively; 22,441,623 and 0 shares issued and outstanding as of December 31, 2009 and September 30, 2010, respectively; aggregate liquidation preference of $139,404 and $0 as of December 31, 2009 and September 30, 2010, respectively	2	—
Common stock, $0.0001 par value — 47,650,000 and 500,000,000 authorized; 10,647,223 and 41,810,049 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	1	4
Additional paid-in capital	182,018	270,501
Deferred compensation	(394)	(81)
Accumulated deficit	(157,361)	(101,076)

Total stockholders’ equity	24,266	169,348

Total liabilities and stockholders’ equity	$58,352	$200,441

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue:
Professional management	$13,646	$19,927	$34,376	$54,380
Platform	7,602	7,659	22,526	22,022
Other	762	1,176	1,945	2,276

Total revenue	22,010	28,762	58,847	78,678

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	7,546	10,189	21,057	27,387
Research and development	3,967	4,678	11,366	14,138
Sales and marketing	5,328	6,862	16,689	19,734
General and administrative	1,744	2,849	5,359	8,298
Amortization of internal use software	815	974	2,126	2,694

Total costs and expenses	19,400	25,552	56,597	72,251

Income from operations	2,610	3,210	2,250	6,427
Interest expense	(159)	21	(514)	(101)
Interest and other income, net	45	8	304	15

Income before income taxes	2,496	3,239	2,040	6,341
Income tax expense (benefit)	442	(319)	359	(91)
Income tax benefit from release of valuation allowance	—	(49,853)	—	(49,853)

Net income	2,054	53,411	1,681	56,285
Less: Stock dividend (see note 5)	—	—	—	5,480

Net income attributable to holders of common stock	$2,054	$53,411	$1,681	$50,805

Net income per share attributable to holders of common stock
Basic	$0.20	$1.30	$0.17	$1.55
Diluted	$0.06	$1.15	$0.05	$1.16

Shares used to compute net income per share attributable to holders of common stock
Basic	10,080	41,205	9,748	32,695
Diluted	34,729	46,563	34,340	43,900
See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share data)
(Unaudited)

					Additional	Deferred		Total
	Convertible preferred stock		Common stock		paid-in	stock	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	deficit	equity
Balance, January 1, 2010	22,441,623	$2	10,647,223	$1	$182,018	$(394)	$(157,361)	$24,266

Conversion of preferred stock to common stock effective upon initial public offering	(22,441,623)	(2)	22,441,623	2	—	—	—	—
Stock dividend to Series E shareholders	—	—	456,643	—	—	—	—	—
Issuance of common stock	—	—	871,477	—	4,564	—	—	4,564
Initial public offering of common stock, net of offering costs	—	—	7,458,100	1	78,953	—	—	78,954
Net share settlements for stock-based awards minimum tax withholdings	—	—	(65,017)	—	(921)	—	—	(921)
Amortization of deferred stock-based compensation under the intrinsic value method	—	—	—	—	—	313	—	313
Stock-based compensation under the fair value method	—	—	—	—	5,662	—	—	5,662
Nonemployee stock-based compensation expense	—	—	—	—	62	—	—	62
Income tax associated with stock-based compensation	—	—	—	—	163	—	—	163
Net income and comprehensive income	—	—	—	—	—	—	56,285	56,285

Balance, September 30, 2010	—	$—	41,810,049	$4	$270,501	$(81)	$(101,076)	$169,348

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2010
Cash flows from operating activities:
Net income	$1,681	$56,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,317	1,350
Amortization of internal use software	2,053	2,557
Stock-based compensation	4,648	5,798
Amortization of deferred sales commissions	853	853
Amortization and impairment of direct response advertising	10	697
Income tax benefit from release of valuation allowance	—	(49,853)
Deferred income taxes	—	(51)
Repayment discount on note payable	(200)	—
Fair value adjustment of convertible warrant	(96)	—
Provision for doubtful accounts	2	128
Loss on fixed asset disposal	5	7
Excess tax benefit associated with stock-based compensation	—	(163)
Changes in operating assets and liabilities:
Accounts receivable	(5,649)	(7,343)
Prepaid expenses	(20)	(622)
Other assets	(1,688)	(4,759)
Accounts payable	(235)	1,088
Accrued compensation	3,726	1,801
Deferred revenue	3,065	3,401
Other liabilities	26	(32)

Net cash provided by operating activities	9,498	11,142

Cash flows from investing activities:
Purchase of property and equipment	(486)	(2,104)
Capitalization of internal use software	(3,355)	(4,474)
Restricted cash	—	(950)

Net cash used in investing activities	(3,841)	(7,528)

Cash flows from financing activities:
Proceeds from term loan payable	9,950	—
Payments on term loan payable	(1,111)	(8,055)
Repayment of note payable	(9,800)	—
Repayment of bank borrowings	(3,500)	—
Payments on capital lease obligations	(12)	(2)
Net share settlements for stock-based awards minimum tax withholdings	(300)	(921)
Excess tax benefit associated with stock-based compensation	—	163
Proceeds from issuance of common stock, net of offering costs	57	83,943

Net cash provided by (used in) financing activities	(4,716)	75,128

Net increase in cash and cash equivalents	941	78,742
Cash and cash equivalents, beginning of period	14,857	20,713

Cash and cash equivalents, end of period	$15,798	$99,455

Supplemental cash flows information:
Income taxes paid, net of refunds	$(89)	$1,182
Interest paid	$525	$184
Non-cash investing and financing activities:
Stock dividend	$—	$5,480
Capitalized stock-based compensation for internal use software	$279	$337
Capitalized stock-based compensation for direct response advertising	$—	$52
Accounts payable for purchases of property and equipment	$69	$235
Accounts payable for initial public offering issuance costs	$6	$—
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
     The Company continues to devote the majority of its resources to the growth of the Company’s business in accordance with its business plan. The Company’s activities have been financed primarily through the sale of equity securities and more recently from cash provided by operating activities.
NOTE 2 — Basis of Presentation
Interim Financial Statements
     The accompanying condensed consolidated financial statements and notes thereto are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on March 15, 2010 (the “Prospectus”). The condensed consolidated balance sheet as of December 31, 2009, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s balance sheets as of December 31, 2009 and September 30, 2010, the Company’s statements of operations for the three and nine months ended September 30, 2009 and 2010, the Company’s statements of stockholders’ equity and comprehensive income for the nine months ended September 30, 2010 and the Company’s statements of cash flows for the nine months ended September 30, 2009 and 2010. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
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

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Restricted Cash
     Restricted cash is in the form of a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts. Upon signing the pledge agreement in August 2010, the Company classified $950,000 of restricted cash in the other assets section in the accompanying condensed consolidated balance sheet as of September 30, 2010. As of December 31, 2009 and September 30, 2010 the balance of restricted cash was $0 and $950,000, respectively.
Deferred Sales Commissions
     Deferred sales commissions consist of incremental costs paid to the Company’s sales force associated with the execution of noncancelable customer contracts. The deferred sales commission amounts are recoverable through future revenue streams under the noncancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the noncancelable customer contracts that they should be recorded as an asset and charged to expense over the life of the related noncancelable customer contracts, which is typically three years. Amortization of deferred sales commissions is included in marketing and sales expense in the accompanying condensed consolidated statements of operations.
     The Company capitalized sales commissions of $16,000 and $0.5 million during the three months ended September 30, 2009 and 2010, and $0.5 million and $1.0 million during the nine months ended September 30, 2009 and 2010, respectively. The Company amortized $0.3 million and $0.3 million of deferred sales commissions during the three months ended September 30, 2009 and 2010, respectively and $0.9 million and $0.9 million of deferred sales commissions during the nine months ended September 30, 2009 and 2010, respectively.

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Direct Response Advertising
     The Company’s advertising costs consist primarily of print materials associated with new customer solicitations. Print materials costs relate primarily to either Active Enrollment campaigns, where marketing materials are sent to solicit enrollment in the Company’s Professional Management service, or Passive Enrollment campaigns, where the plan sponsor defaults all eligible members into the Professional Management service unless they decline. Advertising costs relating to Passive Enrollment campaigns and other general marketing materials sent to participants do not qualify as direct response advertising and are expensed to sales and marketing in the period the advertising activities first take place. Fulfillment costs relating to subadvisory campaigns do not qualify as direct response advertising and are expensed to cost of revenue in the period the expenses are incurred. Advertising costs associated with direct advisory Active Enrollment campaigns qualify for capitalization as direct response advertising. The capitalized costs are amortized over the estimated three-year period of probable future benefits following the enrollment of a member into the Professional Management service based on the ratio of current period net revenue for the direct response advertising cost pool as compared to the total estimated net revenue expected for the direct response advertising cost pool over future periods.
     Effective July 1, 2009, the Company commenced capitalization of direct response advertising costs associated with direct advisory Active Enrollment campaigns on a prospective basis as the Company first concluded it had sufficient and verifiable historical patterns over a reasonable period of time to demonstrate the probable future benefits of such campaigns. As of December 31, 2009 and September 30, 2010, $1.4 million and $4.3 million, respectively, of net advertising costs associated with direct response advertising were reported in other assets in the accompanying condensed consolidated balance sheet. Advertising expense was $0.5 million and $0.6 million for the three months ending September 30, 2009 and 2010, respectively, and $2.0 million and $1.4 million for the nine months ending September 30, 2009 and 2010, respectively, of which direct advisory Active Enrollment campaign expense was $0.4 million and $0.3 million respectively, for the three months ending September 30, 2009 and 2010, and $1.8 million and $0.8 million for the nine months ending September 30, 2009 and 2010, respectively.
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
     Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to long-lived assets during the nine months ended September 30, 2009 and 2010.
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

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred Income Taxes
     Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. See Note 8 for additional information.
     The Company’s assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and character of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and character of income in future years could render the Company’s current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause the Company’s actual income tax obligations to differ from its estimates, thus materially impacting its financial position and results of operations.
Recent Accounting Pronouncements
     In October 2009, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within a multiple-deliverable arrangement. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that objective evidence of fair value exists for the undelivered elements in order to account for those undelivered elements as a single unit of accounting and also proscribes use of the residual method. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. The Company has determined that the adoption of ASC 2009-13 will not have a material impact on its financial condition and results of operations.
NOTE 3 — Cash and Cash Equivalents
     Cash and cash equivalents consist of the following:

	December 31,	September 30,
	2009	2010
	(In thousands)
Cash	$285	$686
Money market fund	20,428	98,769

Total cash and cash equivalents	$20,713	$99,455

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — Concentration of Credit Risk and Fair Value of Financial Instruments
     The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for	Significant Other	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1) (1)	(Level 2) (2)	(Level 3) (3)
	(In thousands)
Assets:
Money Market Funds
December 31, 2009	$20,428	$20,428	$—	$—
September 30, 2010 (4)	$99,719	$99,719	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

(4)	Included in this balance is $950,000 of restricted cash being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts.
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
     Significant customer information is as follows:

	December 31,	September 30,
Percentage of accounts receivable:	2009	2010
JPMorgan	20%	28%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Percentage of revenue:	2009	2010	2009	2010
JPMorgan	20%	20%	19%	19%

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
NOTE 6 — Stock-based Compensation
     The following table summarizes the stock-based compensation by functional area as presented on the statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(In thousands)
Stock-based compensation:
Cost of revenue	$244	$209	$818	$655
Research and development	400	501	1,227	1,589
Sales and marketing	447	514	1,422	1,543
General and administrative	364	637	1,108	1,873
Amortization of internal use software	33	53	73	138

Total stock-based compensation	$1,488	$1,914	$4,648	$5,798

NOTE 7 — Net Income Per Common Share
     Basic net income per common share is computed by dividing net income attributable to holders of common stock by the weighted average number of common shares outstanding during the period less the weighted average number of unvested restricted common shares subject to the right of repurchase. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including options, unvested restricted common stock subject to repurchase, warrants and convertible preferred stock.

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table sets forth the computation of basic and diluted net income per share attributable to holders of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$2,054	$53,411	$1,681	$56,285
Less: Stock dividend	—	—	—	5,480

Net income attributable to holders of common stock	$2,054	$53,411	$1,681	$50,805

Denominator (basic):
Weighted average common shares outstanding	10,430	41,512	10,090	33,021
Less: Weighted average unvested restricted common shares subject to repurchase	(350)	(307)	(342)	(326)

Net weighted average common shares outstanding	10,080	41,205	9,748	32,695

Denominator (diluted):
Weighted average common shares outstanding	10,080	41,205	9,748	32,695
Dilutive stock options and awards outstanding	1,949	5,051	1,900	4,714
Less: Weighted average unvested restricted common shares subject to repurchase	350	307	342	326
Weighted average common shares from preferred stock	22,350	—	22,350	6,165

Net weighted average common shares outstanding	34,729	46,563	34,340	43,900

Net income per share attributable to holders of common stock:
Basic	$0.20	$1.30	$0.17	$1.55
Diluted	$0.06	$1.15	$0.05	$1.16
Diluted net income per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(In thousands)
Stock options and awards outstanding	6,133	149	6,310	784
Common equivalent shares from preferred stock warrant	108	—	108	—

Total antidilutive common equivalent shares	6,241	149	6,418	784

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8 — Income Taxes
     The Company recorded an income tax provision of $0.4 million and an income tax benefit of $50.2 million for the three months ended September 30, 2009 and 2010, respectively, and an income tax provision of $0.4 million and an income tax benefit of $49.9 million for the nine months ended September 30, 2009 and 2010, respectively.
     Prior to September 30, 2010, the Company maintained a full valuation allowance for their net deferred tax assets, since the likelihood of the realization of those assets had not become “more likely than not”. The Company continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. As of September 30, 2010, the Company believes that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize its federal deferred tax assets and partially realize a portion of its state of California deferred tax assets. The Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $2.8 million relating to the state of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration. Therefore, during the three months ended September 30, 2010, the Company released valuation allowances of $49.9 million as a discrete benefit for income taxes, related primarily to federal income taxes.
     The Company’s effective tax rate, excluding the effect of the valuation allowance release, was 17.6% and (1.4%) for the nine months ended September 30, 2009 and 2010, respectively. The income tax provision for the three and nine months ended September 30, 2009 was due primarily to state income taxes and local taxes. The income tax benefit for the three and nine months ended September 30, 2010 was due primarily to the release of the valuation allowance offset by federal and state income taxes and local taxes. The effective tax rate, excluding the effect of the valuation allowance release, for the three and nine months ended September 30, 2010, differs from the statutory federal rate of 35% due primarily to state taxes and non-deductible stock-based compensation expense.
     The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open and may be subject to examination in one or more jurisdictions. The Company has undergone a federal tax examination for fiscal years 2006 and 2007. As a result, the Company received a Notice of Proposed Adjustment (“NOPA”) dated August 24, 2010 from the Internal Revenue Service (“IRS”) which reduced its gross unrecognized tax benefits associated with research credits related to prior returns. The Company has determined that the NOPA will not have a material impact on its financial condition and results of operations.
     At September 30, 2010, the Company had net operating loss carryforwards of approximately $138 million that expire at varying dates from 2012 to 2026. Of that $138 million, approximately $12 million relates to excess tax benefits related to stock options. When realized, the excess tax benefits will be credited to additional paid-in capital. The timing and manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership change rules under Section 382 of the Internal Revenue Code.
     As of December 31, 2009 and September 30, 2010, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $9.6 million and $5.9 million, respectively. During the three and nine months ended September 30, 2010, the Company recorded a decrease in unrecognized tax benefits and deferred tax assets related to research credits of $3.7 million. As of December 31, 2009 and September 30, 2010, $9.6 million and $5.9 million, respectively, of unrecognized tax benefits, including penalties and interest, would affect the Company’s effective tax rate if realized. The balance of the gross unrecognized tax benefits is not expected to materially change in the next twelve months.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three and nine months ended September 30, 2009 and 2010, the accrued interest and penalties were immaterial.
NOTE 9 — Savings Plan
     The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Under the plan, employees may contribute up to 75% of their pre-tax salaries per year, but not more than the statutory limits. The Company may, at its discretion, make matching contributions to the 401(k) Plan. There were no matching contributions for the nine months ended September 30, 2009. For the three months and nine months ended September 30, 2010, the Company made matching contributions of 50% of employee contributions into the 401(k) plan up to 3% of salary (including commissions), which totaled $0.2 million and $0.6 million, respectively.

FINANCIAL ENGINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Professional Management. We derive professional management revenue from management fees paid by plan participants for our Professional Management service. Our Professional Management service is a discretionary investment management service, that includes a Retirement Plan analyzing investments, contribution rate and projected retirement income, and a Retirement Checkup designed to help plan participants develop a strategy for closing the gap, if any, between the participant’s retirement goal and current retirement income forecast. The services are generally made available to plan participants in a 401(k) plan by written agreements between us and the plan provider, plan sponsor and the plan participant.
     The arrangement generally provides for management fees based on the value of assets we manage for plan participants and is generally payable quarterly in arrears. Our professional management revenue has generally been the product of managed accounts fee rates and the value of AUM at the end of each quarter. Effective October 1, 2010, we anticipate changing our method of calculating fees for substantially all members with which we have a direct advisory relationship from quarterly to monthly, thereby calculating fees as the product of managed account fee rates and the value of AUM at the end of each month for members. We expect this new methodology to reduce the impact of financial market volatility on our professional management revenue. In order to encourage enrollment into our Professional Management service, we use a variety of promotional techniques, some of which can potentially impact the amount of revenue recognized, the timing of revenue recognition or both.
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

     AUC is defined as the amount of assets in retirement plans under contract for which the Professional Management service has been made available to eligible participants. Our AUC and eligible participants do not include assets or participants in plans where we have signed contracts but for which we have not yet made the Professional Management service available. Eligible participants are reported by plan providers as of various points in time. The value of assets under contract is reported by plan providers as of various points in time and is not always updated or marked to market. If markets have declined since the reporting date, or if assets have left the plan, our AUC may be overstated. If markets have risen since the reporting date, or if assets have been added to the plan, our AUC may be understated. Some plan participants may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the plan participant. Certain securities within a plan participant’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. In both of these circumstances, assets of the relevant participants may be included in AUC but cannot be converted to AUM. We believe that AUC is a useful approximation of the additional plan assets available for enrollment efforts that, if successful, would result in these assets becoming AUM, and also indicates the benefit of increasing our enrollment rates since this will lead to additional AUM. We believe that the total eligible participants provides a useful approximation of the number of participants available for enrollment into the Professional Management service.
     In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a
	Percentage of	AUM as a
	Eligible	Percentage of
	Participants	AUC
All plans as of September 30, 2010
Professional Management available	10.2%	9.9%
Professional Management available 14 months or more	11.3%	11.1%
Professional Management available 26 months or more	12.6%	11.9%
     As of September 30, 2010, the aggregate style exposure of the portfolios we managed was approximately as follows:

Cash	5%
Bonds	25%
Domestic Equity	47%
International Equity	23%

Total	100%

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

     Changes in AUM
     The following table illustrates changes in our AUM from over the last four quarters:

	Q4’09	Q1’10	Q2’10	Q3’10
	(In billions)
AUM, beginning of period	$23.5	$25.7	$29.9	$29.4
AUM from net enrollment (1)	1.1	2.8	0.6	1.7
Other (2)	1.1	1.4	(1.1)	2.9

AUM, end of period	$25.7	$29.9	$29.4	$34.0

(1)	The aggregate amount of assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the period less the aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period, less the aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period.

(2)	Other factors affecting assets under management include employer and employee contributions, market movement, plan administrative fees as well as participant loans and hardship withdrawals. We cannot separately quantify the impact of these factors as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement.
     Our AUM increases or decreases based on several factors, including new asset enrollment rates, asset cancellation rates due to members proactively terminating their membership, members rolling their assets out of the retirement plan and sponsors canceling the Professional Management service, as well as other factors, such as employee and employer contributions into their 401(k) accounts and market fluctuations. If any of these factors reduces our AUM, the amount of fees we would earn for managing those assets would decline, which in turn could negatively impact our revenue. As noted in the prospectus, due to the current fee structure with one of our plan providers we currently recognize the difference between annual earned professional management revenue and annual contractual minimums in the fourth quarter each year.
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
     Amortization of Internal Use Software. Amortization expense includes engineering costs associated with (1) enhancing our advisory service platform and (2) developing internal systems for tracking member data, including AUM, member cancellations and other related member statistics. Associated direct development costs are capitalized and amortized using the straight-line method over the estimated lives, typically 3-5 years, of the underlying technology. Costs in this area include employee compensation and related expenses and fees for external consulting services.
Critical Accounting Estimates
     There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2010, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2009 included in our Prospectus dated March 15, 2010.

Results of Operations
     The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Three Months Ended		Increase
	2009	2010	September 30,		(Decrease)
	(As a percentage		2009	2010	Amount	%
	of revenue)		(In thousands, except percentages)
Revenue:
Professional management	62%	69%	$13,646	$19,927	$6,281	46%
Platform	35	27	7,602	7,659	57	1
Other	3	4	762	1,176	414	54

Total revenue	100	100	22,010	28,762	6,752	31
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	34	35	7,546	10,189	2,643	35
Research and development	18	16	3,967	4,678	711	18
Sales and marketing	24	24	5,328	6,862	1,535	29
General and administrative	8	10	1,744	2,849	1,105	63
Amortization of internal use software	4	3	815	974	158	19

Total costs and expenses	88	89	19,400	25,552	6,152	32

Income from operations	12	11	2,610	3,210	600	23
Interest expense	(1)	—	(159)	21	180	n/a
Interest and other income, net	—	—	45	8	(37)	(82)

Income before income tax expense	11	11	2,496	3,239	743	30
Income tax expense (benefit)	2	(1)	442	(319)	(761)	n/a
Benefit from release of valuation allowance	—	(173)	—	(49,853)	(49,853)	n/a

Net income	9%	186%	$2,054	$53,411	$51,357	2,500%

	Nine Months Ended
	September 30,		Nine Months Ended		Increase
	2009	2010	September 30,		(Decrease)
	(As a percentage of		2009	2010	Amount	%
	revenue)		(In thousands, except percentages)
Revenue:
Professional management	58%	69%	$34,376	$54,380	$20,004	58%
Platform	38	28	22,526	22,022	(504)	(2)
Other	3	3	1,945	2,276	331	17

Total revenue	100	100	58,847	78,678	19,831	34
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	36	35	21,057	27,387	6,330	30
Research and development	19	18	11,366	14,138	2,772	24
Sales and marketing	28	25	16,689	19,734	3,046	18
General and administrative	9	11	5,359	8,298	2,939	55
Amortization of internal use software	4	3	2,126	2,694	567	27

Total costs and expenses	96	92	56,597	72,251	15,654	28

Income from operations	4	8	2,250	6,427	4,177	186
Interest expense	(1)	—	(514)	(101)	413	(80)
Interest and other income, net	1	—	304	15	(289)	(95)

Income before income tax expense	3	8	2,040	6,341	4,301	211
Income tax expense (benefit)	1	—	359	(91)	(450)	n/a
Benefit from release of valuation allowance	—	(63)	—	(49,853)	(49,853)	n/a

Net income	3%	72%	$1,681	$56,285	$54,604	3,248%

Comparison of Three Months and Nine Months Ended September 30, 2009 and 2010
Revenue
     Total revenue increased $6.8 million, or 31%, from $22.0 million for the three months ended September 30, 2009 to $28.8 million for the three months ended September 30, 2010 and increased $19.8 million, or 34%, from $58.8 million for the nine months ended September 30, 2009 to $78.7 million for the nine months ended September 30, 2010. The increase was due primarily to growth in professional management revenue of $6.3 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and $20.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Professional management revenue and platform revenue comprised 69% and 27%, respectively, of total revenue for the three months ended September 30, 2010 and 69% and 28%, respectively, of total revenue for the nine months ended September 30, 2010.
Professional Management Revenue
     Professional management revenue increased $6.3 million, or 46%, from $13.6 million for the three months ended September 30, 2009 to $19.9 million for the three months ended September 30, 2010 and increased $20.0 million, or 58%, from $34.4 million for the nine months ended September 30, 2009 to $54.4 million for the nine months ended September 30, 2010. The increase in professional management revenue for the three months ended September 30, 2010 was due primarily to an increase in AUM from $23.5 billion as of September 30, 2009 to $34.0 billion as of September 30, 2010. The increase in professional management revenue for the nine months ended September 30, 2010 was due primarily to an increase in the average quarter-end AUM between the comparative periods, which was $19.7 billion for the nine months ended September 30, 2009 and $31.1 billion for the nine months ended September 30, 2010. This increase in AUM for both periods was driven primarily by increased net new enrollment resulting from marketing campaigns and other ongoing member acquisitions, market appreciation and contributions.
Platform Revenue
     Platform revenue increased $0.1 million, or 1%, from $7.6 million for the three months ended September 30, 2009 to $7.7 million for the three months ended September 30, 2010, and decreased $0.5 million, or 2%, from $22.5 million for the nine months ended September 30, 2009 to $22.0 million for the nine months ended September 30, 2010. The increase in platform revenue for the three months ended September 30, 2010 was due primarily to service availability at new sponsors. The decrease for the nine months ended September 30, 2010 was due to a reduction in platform fees from sponsor cancellations and contractual reductions, offset by service availability at new sponsors.
Other Revenue
     Other revenue increased $0.4 million, or 54%, from $0.8 million for the three months ended September 30, 2009 to $1.2 million for the three months ended September 30, 2010 and increased $0.3 million, or 17%, from $1.9 million for the nine months ended September 30, 2009 to $2.3 million for the nine months ended September 30, 2010. The increase for both periods was due primarily to reimbursement for marketing materials from certain subadvisory relationships.
Cost of Revenue
     Cost of revenue, exclusive of amortization of internal use software, increased $2.6 million, or 35%, from $7.5 million for the three months ended September 30, 2009 to $10.2 million for the three months ended September 30, 2010 and increased $6.3 million, or 30%, from $21.1 million for the nine months ended September 30, 2009 to $27.4 million for the nine months ended September 30, 2010. This increase was due primarily to an increase of $1.9 million for the three months and $4.9 million for the nine months ended September 30, 2010 in fees paid to plan providers for connectivity to plan and plan participant data due primarily to an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving an AUM milestone. In addition, headcount growth, annual compensation increases effective April 1, 2010 and related overhead expenses resulted in higher wages, bonus, benefits and payroll tax expenses of $0.3 million for the three months ended September 30, 2010 and $1.1 million for the nine months ended September 30, 2010. There was also an increase in printed member materials and marketing materials for subadvisory relationships of $0.5 million for the three months ended September 30, 2010 and $0.5 million for the nine months ended September 30, 2010, as well as a $0.1 million increase in capitalized labor associated with direct response advertising for the nine months ended September 30, 2010. As a percentage of revenue, cost of revenue increased from 34% for the three months ended September 30, 2009 to 35% for the three months ended September 30, 2010 due primarily to an increase in data connectivity fees. As a percentage of revenue, cost of revenue decreased from 36% for the nine months ended September 30, 2009 to 35% for the nine months ended September 30, 2010 due primarily to a slower increase in employee-related expense relative to the increase in revenue during the same period, offset by increases in fees paid to plan providers for connectivity to plan and plan participant data.

Research and Development
     Research and development expense increased $0.7 million, or 18%, from $4.0 million for the three months ended September 30, 2009 to $4.7 million for the three months ended September 30, 2010 and increased $2.8 million, or 24%, from $11.4 million for the nine months ended September 30, 2009 to $14.1 million for the nine months ended September 30, 2010. This increase was due primarily to headcount growth, annual compensation increases effective April 1, 2010 and related overhead expenses which resulted in higher wages, bonus, stock-based compensation, benefits and payroll tax expenses of $1.3 million for the three months ended September 30, 2010 and $3.6 million for the nine months ended September 30, 2010. In addition, there was a $0.3 million increase related to consulting expenses, equipment related expenses and travel expenses for the nine months ended September 30, 2010. These increases were offset by an increase in capitalized costs related to development of internal use software of $0.7 million for the three months ended September 30, 2010 and $1.2 million for the nine months ended September 30, 2010. As a percentage of revenue, research and development expense decreased from 18% for the three months ended September 30, 2009 to 16% for the three months ended September 30, 2010 and decreased from 19% for the nine months ended September 30, 2009 to 18% for the nine months ended September 30, 2010.
Sales and Marketing
     Sales and marketing expense increased $1.5 million, or 29%, from $5.3 million for the three months ended September 30, 2009 to $6.9 million for the three months ended September 30, 2010 and increased $3.0 million, or 18%, from $16.7 million for the nine months ended September 30, 2009 to $19.7 million for the nine months ended September 30, 2010. This increase was due primarily to headcount growth, annual compensation increases effective April 1, 2010 and related overhead expenses which resulted in higher wages, bonus, benefits and payroll tax expenses of $1.6 million for the three months ended September 30, 2010 and $3.2 million for the nine months ended September 30, 2010. Additionally, there was a $0.3 million increase for the three months ended September 30, 2010 and a $1.1 million increase for the nine months ended September 30, 2010 in marketing expenses, including printed materials for passive campaigns, creative development consulting and other general marketing efforts. There was also an increase in travel expense of $0.2 million and an increase in consulting expenses of $0.1 million for the nine months ended September 30, 2010. These increases were offset by additional net capitalization of direct response advertising costs of $0.4 million for the three months ended September 30, 2010 and $1.6 million for the nine months ended September 30, 2010. As a percentage of revenue, sales and marketing expense remained flat at 24% for the three months ended September 30, 2009 compared to the three months ended September 30, 2010 and decreased from 28% for the nine months ended September 30, 2009 to 25% for the nine months ended September 30, 2010. The decrease as a percentage of revenue for the nine months ended September 30, 2010 was due primarily to commencing capitalization of direct response advertising costs associated with direct advisory Active Enrollment campaigns on a prospective basis effective July 1, 2009.
General and Administrative
     General and administrative expense increased $1.1 million, or 63%, from $1.7 million for the three months ended September 30, 2009 to $2.8 million for the three months ended September 30, 2010 and increased $2.9 million, or 55%, from $5.4 million for the nine months ended September 30, 2009 to $8.3 million for the nine months ended September 30, 2010. This increase was due primarily to headcount growth and annual compensation increases effective April 1, 2010 which resulted in higher wages, bonus, stock-based compensation, benefits and payroll tax expenses of $0.8 million for the three months ended September 30, 2010 and $2.1 million for the nine months ended September 30, 2010. There was also an increase in expenses to support operations as a public company of $0.4 million for the three months ended September 30, 2010 and $0.9 million for the nine months ended September 30, 2010. As a percentage of revenue, general and administrative expense increased from 8% for the three months ended September 30, 2009 to 10% for the three months ended September 30, 2010 and increased from 9% for the nine months ended September 30, 2009 to 11% for the nine months ended September 30, 2010.
Amortization of Internal Use Software
     Amortization of internal use software increased $0.2 million, or 19%, from $0.8 million for the three months ended September 30, 2009 to $1.0 million for the three months ended September 30, 2010 and increased $0.6 million, or 27%, from $2.1 million for the nine months ended September 30, 2009 to $2.7 million for the nine months ended September 30, 2010. There was a higher rate of amortization expense for both periods due primarily to the completion of an internal use software project in March 2010 which incurred greater development costs as compared to projects amortized in 2009.
Interest Expense
     Interest expense decreased $0.2 million from $0.2 million for the three months ended September 30, 2009 to a $21,000 credit for the three months ended September 30, 2010 and decreased $0.4 million, or 80%, from $0.5 million for the nine months ended September 30, 2009 to $0.1 million for the nine months ended September 30, 2010. This decrease for both periods was due primarily to a $10.0 million term loan entered into in April 2009 with an effective interest rate lower than our previously outstanding $10.0 million promissory note. On May 10, 2010 we repaid the outstanding term loan balance.

Interest and Other Income, Net
     Interest and other income, net, decreased $37,000, or 82%, from $45,000 for the three months ended September 30, 2009 to $8,000 for the three months ended September 30, 2010 and decreased $0.3 million, or 95%, from $0.3 million for the nine months ended September 30, 2009 to $15,000 for the nine months ended September 30, 2010. This decrease was due primarily an adjustment of $44,000 to the fair value of a warrant recorded to other income for the three months ended September 30, 2010, and due to a one-time $0.2 million discount for early loan repayment, as well as an adjustment of $0.1 million to the fair value of a warrant recorded to other income for the nine months ended September 30, 2010. The warrant expired in October 2009.
Income Taxes
     Income tax expense decreased $0.8 million from a $0.4 million income tax expense for the three months ended September 30, 2009 to a $0.3 million income tax benefit for the three months ended September 30, 2010 and decreased $0.5 million from a $0.4 million income tax expense for the nine months ended September 30, 2009 to a $0.1 million income tax benefit for the nine months ended September 30, 2010.
     Prior to September 30, 2010, we maintained a full valuation allowance on the deferred tax asset resulting from our net operating loss carryforwards, because the likelihood of the realization of that asset had not become “more likely than not” as of those balance sheet dates. At September 30, 2010, we determined that our recent experience generating taxable income balanced against our history of losses, along with our projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, a partial release of the valuation allowance against that asset. Therefore, we released valuation allowances of $49.9 million against our total of $52.7 million in gross deferred tax assets, creating a $49.9 million deferred tax asset as of September 30, 2010 and a $49.9 million income tax benefit to our earnings for the nine months ended September 30, 2010.
     As a result of releasing a significant portion of our valuation allowance the Company would expect to see, on a go-forward basis, an effective tax rate of approximately 38%, excluding the effect of disqualified stock dispositions.
Non-GAAP Adjusted EBITDA and Adjusted Net Income
     Adjusted EBITDA represents net income before net interest (income) expense, income tax expense (benefit), depreciation, withdrawn offering expense, amortization of internal use software, amortization of direct response advertising, amortization of deferred sales commissions and amortization of stock-based compensation. Adjusted Net Income represents net income before stock-based compensation expense, net of tax and certain non-recurring items.
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
     The table below sets forth a reconciliation of net income to Adjusted EBITDA based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In thousands)
Net income	$2,054	$53,411	$1,681	$56,285
Interest expense, net	157	(29)	506	86
Income tax expense (benefit)	442	(50,172)	359	(49,944)
Depreciation	412	481	1,317	1,350
Amortization of internal use software	783	921	2,053	2,557
Amortization and impairment of direct response advertising	10	307	10	697
Amortization of deferred sales commissions	298	274	853	853
Stock-based compensation	1,488	1,913	4,648	5,798

Non-GAAP Adjusted EBITDA	$5,644	$7,106	$11,427	$17,682

     The table below sets forth a reconciliation of net income to Adjusted Net Income on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In thousands)
Net income	$2,054	$53,411	$1,681	$56,285
Stock-based compensation, net of tax (1)	920	1,182	2,872	3,583
Income tax benefit from release of valuation allowance	—	(49,853)	—	(49,853)

Non-GAAP Adjusted Net Income	$2,974	$4,740	$4,553	$10,015

(1)	Effective with this filing, we are applying our expected statutory tax rate of 38.2% to stock-based compensation for all periods presented.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In thousands, except per share amounts)
Non-GAAP Adjusted Net Income	$2,974	$4,740	$4,553	$10,015

Shares of common stock outstanding	40,695	41,512	40,657	41,333
Dilutive restricted stock and stock options	1,949	5,051	1,900	4,714

Non-GAAP adjusted common shares outstanding	42,644	46,563	42,557	46,047

Non-GAAP Adjusted Earnings Per Share	$0.07	$0.10	$0.11	$0.22
Liquidity and Capital Resources
Sources of Liquidity
     To date, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash provided by operating activities.
Consolidated Cash Flow Data

	Nine Months Ended
	September 30,
	2009	2010
	(In thousands)
Net cash provided by operating activities	$9,498	$11,142
Net cash used in investing activities	(3,841)	(7,528)
Net cash provided by (used in) financial activities	(4,716)	75,128
Net increase in cash and cash equivalents	941	78,742
Cash and cash equivalents, end of period	$15,798	$99,455
Net Cash Provided By Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2010 was $11.1 million compared to net cash provided by operating activities of $9.5 million for the nine months ended September 30, 2009. The increase in cash provided by operating activities for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was due to a increase in operating results of $7.5 million adjusted for non-cash expenses related primarily to the income tax benefit from the release of the valuation allowance, stock-based compensation and amortization and impairment of direct response advertising between the comparable periods, offset by excess tax benefits associated with stock-based compensation of $0.2 million and a net change in operating assets and liabilities of $5.7 million.

Investing Activities
     Net cash used in investing activities was $7.5 million for the nine months ended September 30, 2010 compared to $3.8 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we capitalized $4.5 million of internal use software costs compared to $3.4 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we used $0.5 million for the purchase of property and equipment compared to $2.1 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, $1.0 million of restricted cash is being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts.
Financing Activities
     Net cash provided by financing activities was $75.1 million for the nine months ended September 30, 2010 compared to net cash used in financing activities of $4.7 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we received $83.9 million of net proceeds from the issuance of common stock net of offering costs, which includes both proceeds from our initial public offering as well as the exercise of stock options. We made additional payments of $3.6 million on our debt instruments, which included complete repayment of the outstanding balance with respect to our term loan, and we also incurred increased cash payments of $0.6 million associated with net share settlements for stock-based awards minimum tax withholdings between the comparable periods.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Recent Accounting Pronouncements
     For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
     Market Risk. Our exposure to market risk is directly related to our role as an investment advisor for the professionally managed accounts for which we provide portfolio management services. For the nine months ended September 30, 2010, 64% of our revenue was derived from fees based on the market value of AUM. We expect this percentage to increase over time. A decrease in the aggregate value of AUM would generally be expected to cause our revenue and income to decline.
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
     Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As of September 30, 2010, we had an accumulated deficit of approximately $101.1 million. We have incurred net losses in each year through 2008. We may incur net losses in the future.

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
     Of our eight primary retirement plan provider relationships, we refer to three as subadvisory relationships. For the full suite of services offered in these subadvisory relationships, we generally act as subadvisor to the plan provider acting as investment advisor, even though we may contract directly with the plan sponsor to act as investment advisor for online-only service offerings. However, among the plan sponsors that work with these three providers, in those cases where we act as subadvisor, we do not have a direct relationship with the plan sponsors and therefore may be less able to influence decisions by those plan sponsors to use or continue to use our services, and for online-only sponsors, we may be less able to influence plan sponsor decisions to add our full suite of services. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through these three retirement plan providers. The renegotiation or termination of our relationship with any of these plan providers could negatively impact our business. For the three months ended September 30, 2010, 20%, 7% and 6% and for the nine months ended September 30, 2010, 20%, 7% and 6% of our total revenue was attributable to JP Morgan, ING and Vanguard, respectively, the three retirement plan providers with whom we have subadvisory relationships. Revenue attributable to these three plan providers includes subadvisory fees they pay to us directly, as well as revenue from certain plan sponsors that work with these plan providers but pay us directly. JPMorgan, Vanguard and ING directly accounted for approximately 19%, 6% and 6%, respectively, of our total revenue for the three months ended September 30, 2010 and 20%, 6% and 6%, respectively, of our total revenue for the nine months ended September 30, 2010.
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
     Our future success and competitive position depend in part on our ability to protect our proprietary technology and intellectual property. We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and intellectual property. We also require our employees, consultants, vendors, plan sponsors and plan providers to enter into confidentiality agreements with us. We currently have 12 issued U.S. patents which relate to novel aspects of our financial advisory platform, including user interface features, our pricing module, load-aware optimization, advice palatability, financial goal planning and other key technologies of our outcomes-based investing methodologies. We also have several additional pending U.S. patent applications. In addition, we have issued patents and pending patent applications in foreign jurisdictions. One or more of our issued patents or pending patent applications may be deemed to be directed to methods of doing or conducting business, and may therefore be categorized as so-called “business method” patents. The general validity of software patents and “business method” patents has been challenged in a number of jurisdictions, including the United States. Changes in patent laws or case law may impact the scope of patent-eligible subject matter. Our patents may become less valuable if software or business methods are found to be a non-patentable subject matter or if additional requirements are imposed that our patents do not meet.
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
     An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in March 2010 at a price of $12.00 per share, our closing stock price has ranged from $12.27 to $18.96 for the period March 16, 2010 to September 30, 2010. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:
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
     In the three months ended September 30, 2010, we issued 498,619 shares of unregistered common stock for an aggregate purchase price of $3.2 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.
Item 5.  Other Information
Item 6.  Exhibits

Exhibit
Number	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2010

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