Form 10-K
period 2010-12-31
Financial Engines, Inc.
filed 2011-03-22
CIK 1430592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-34636

FINANCIAL ENGINES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3250323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1804 Embarcadero Road
Palo Alto, California 94303
(Address of principal executive offices, Zip Code)

(650) 565-4900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.0001 par value per share           The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $348,205,000 based upon the closing price of $13.60 of such common stock on the NASDAQ Global Select Market on June 30, 2010 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of June 30, 2010 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2011, there were 43,996,242 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 11, 2011, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2010 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

This Report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services and enhancements of existing services; our expectations regarding our expenses and revenue; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our legal proceedings; intellectual property; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Financial Engines, Inc. was incorporated on May 13, 1996 under the laws of the state of California and is headquartered in Palo Alto, California. In February 2010, Financial Engines, Inc. was reincorporated in the state of Delaware. Our investment advisory and management services are provided through our subsidiary, Financial Engines Advisors L.L.C., a federally registered investment adviser. References in this Report to “Financial Engines,” “our company,” “we,” “us” and “our” refer to Financial Engines, Inc. and its consolidated subsidiaries during the periods presented unless the context requires otherwise.

FINANCIAL ENGINES®, INVESTOR CENTRAL®, FINANCIAL ENGINES INVESTMENT ADVISOR®, WE MAKE IT PERSONAL®, RETIREMENT HELP FOR LIFE®, the Financial Engines logo and a sun and cloud design mark are all trademarks or service marks owned by Financial Engines, Inc., registered in the United States and other countries. In addition, Financial Engines, Inc. owns the trademarks ADVICESERVER and FORECASTER, registered in Japan and FINENG, registered in Tunisia. The mark ADVICE LIGHT is also a trademark owned by Financial Engines, Inc. All other trademarks, service marks and trade names appearing in this filing are the property of their respective owners.

Our Company

We are a leading provider of independent, technology-enabled portfolio management services, investment advice and retirement income services to participants in employer-sponsored defined contribution plans, such as 401(k) plans. We help investors plan for retirement by offering personalized plans for saving and investing, as well as by providing assessments of retirement income needs and readiness, regardless of personal wealth or investment account size. Financial Engines® Income+, a feature of our portfolio management service, is designed to prepare a portfolio to generate income in retirement, and calculates and facilitates the payment of steady recurring payouts throughout retirement. We use our proprietary advice technology platform to provide our services to millions of retirement plan participants on a cost-efficient basis. We believe that our services have significantly lowered the cost and increased the accessibility to plan participants of independent, personalized portfolio management services, investment advice and retirement income.

Our business model is based on workplace delivery of our services. We target three key constituencies in the retirement plan market: plan participants (employees of companies offering 401(k) plans), plan sponsors (employers offering 401(k) plans to their employees) and plan providers (companies providing administrative services to plan sponsors). We provide the following benefits for each of these constituencies:

•	Plan Participants: For retirement plan participants, we provide personalized, unconflicted advice and management services unique to each individual’s specific investment needs and goals, using the investment options available through their employer-provided plans. We offer the following principal services:

•	Professional Management is a discretionary managed account service designed for plan participants who want affordable, personalized and professional portfolio management services, investment advice and retirement income services from an independent investment advisor without the conflicts of interest that can arise when an advisor offers proprietary products. With this service, we provide discretionary management of the participant’s plan assets and make investment decisions on behalf of the participant. Plan sponsors choosing to make our Professional Management service available typically also make available our Online Advice service. In some cases, we provide this service by acting as a subadvisor to a plan provider acting as the investment manager to plan participants.

Financial Engines® Income+ is a new feature of Professional Management which manages portfolios to generate income and calculates and facilitates the potential payment of steady recurring payouts from those portfolios in retirement. For members using the Income+ feature, a portion of the account balance is designated for an optional out-of-plan annuity purchase to enable a lifetime income guarantee. We do not provide the annuity. An annuity purchase is not required, and Income+ availability does not require an in-plan annuity option or changes to the fund line-up. Members can start payouts, stop payouts or make additional withdrawals from their portfolio at any time. Income+ is currently available at no additional cost to Professional Management members and sponsors.

•	Online Advice is an Internet-based non-discretionary investment advisory service designed for plan participants who manage their portfolios directly and want to receive personalized investment advice. With this service, plan participants review our investment recommendations and may elect to follow or not follow the advice. Participants can use the interactive online service to see investment forecasts for their portfolio and to explore the forecast impact of various investment decisions, such as risk preference or savings. In some cases, we provide this service by acting as a subadvisor to a plan provider acting as the investment advisor to plan participants.

•	Retirement Evaluation is a retirement readiness assessment provided to plan participants upon rollout and generally annually thereafter, together with Professional Management enrollment materials. Retirement Evaluations highlight specific types of risks in a plan participant’s retirement account and assess the likelihood of achieving the plan participant’s retirement income goals. The assessment also provides guidance on how to reduce these highlighted risks and provides information on how our services can help to address the risks.

•	Plan Sponsors: For retirement plan sponsors, our services are designed to improve employee satisfaction and reduce fiduciary and business risk by evaluating, disclosing and addressing poor investment and savings decisions by plan participants, and by providing an opportunity for cost-effective, steady lifetime payouts in retirement.

•	Plan Providers: For retirement plan providers, our services can represent a cost-effective method of providing personalized, independent investment advice that can be an attractive and increasingly necessary service for the largest plan sponsors. Providing these services helps plan providers compete more effectively in the large plan market.

We deliver our services to plan sponsors and plan participants primarily through connections to eight retirement plan providers. In addition, we have connectivity with Charles Schwab to support a few plan sponsors. We target large plan sponsors across a wide range of industries. As of December 31, 2010, we were under contract to provide our services to approximately 7.3 million plan participants. We provide Professional Management services to 414 plan sponsors representing approximately 4.6 million participants and approximately $376 billion of assets in retirement plans for which we have rolled out our Professional Management service, which we refer to as Assets Under Contract, or AUC. Retirement Evaluation services and Income+ are part of our Professional Management services. As of December 31, 2010, we had approximately $37.7 billion in assets under management, or AUM, and managed the accounts of approximately 472,000 members who have delegated investment decision-making authority to us. Our AUC does not include assets in plans for which we have signed contracts but have not yet rolled out our Professional Management service. Assets are included in AUM once plan participants actively or passively enroll in Professional Management. The assets underlying our Online Advice only service are not included in AUC. We do not derive revenue based on AUC but believe that AUC can be a useful indicator of the additional plan assets available for enrollment efforts that, if successful, result in these assets becoming AUM.

Our business model is characterized by subscription-based, recurring revenue. Our contracts with plan sponsors typically have initial terms of three or five years and auto-renewal clauses that extend the initial term until terminated by either party after a specified notice period. Our revenue is derived from both member fees and platform fees. The member fees we earn are based on the value of the assets that we manage for plan participants who have delegated investment decision-making authority to us or to a plan provider for which we act as a subadvisor. None of our fees are based on investment performance or other incentive arrangements. Our fees generally are not based on a share of the capital gains or appreciation in a member’s account. Member fees are generally payable quarterly in arrears. Prior to October 1, 2010, our member fees were generally the product of member fee rates and the value of AUM at the end of each quarter. Effective October 1, 2010, we changed our method of fee calculation for substantially all members with whom we have a direct advisory relationship from quarterly to monthly, thereby calculating member fees as the product of member fee rates and the value of AUM at the end of each month. The platform fees we earn are derived through annual subscriptions paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure, and are based on the number of eligible employees in the plan and the type of service provided. We do not currently charge Professional Management members or sponsors any additional fees for the Income+ feature.

The key steps associated with delivering our Professional Management service are as follows:

•	Contract with Plan Sponsor. First, a plan sponsor signs a contract to provide our Professional Management service to its employees.

•	Plan Rollout. Second, we obtain plan and plan participant data, set up the plan on our systems, and make services available to plan participants. Upon completion of rollout, our services are available to all eligible participants of that plan.

•	Encourage Usage of our Service. Once the plan has been rolled out, we deliver to plan participants Retirement Evaluations and enrollment materials, either through the plan provider or directly to plan participants, and with the support of the plan sponsor.

•	Manage Assets. Once a plan participant enrolls in our Professional Management service, the retirement assets of that plan participant count toward our AUM.

Market Trends

We believe the following key market trends will continue to drive the growth of our business and increase the value of our service offerings. Changes in these trends can have negative implications for our business prospects.

Shifting Demographics Drive a Growing Need for Retirement Help.  The ongoing growth in retirement assets, especially 401(k) assets, is driven in part by individuals seeking to supplement retirement funds they expect to receive from Social Security and corporate defined benefit plans. According to a recent McKinsey and Co. study, Winning in the DC Market of 2015, “by 2015, nearly 70% of assets will be held by individuals at or within five years of retirement age.” The 78 million baby boomers, or individuals born between 1946 and 1964, represent the largest population cohort in American history. Starting January 2011, more than 10,000 baby boomers will turn 65 every day and this pattern will continue for the next 19 years. However, studies suggest that many baby boomers are not financially prepared to support themselves in retirement. According to recent research compiled for the Wall Street Journal by the Center for Retirement Research at Boston College, only 8% of households with a median income of $87,700 in 2009 that are approaching retirement have enough

401(k) savings to generate the income needed to replace 85% of their pre-retirement income. With the increased reliance on defined contribution plans, we believe many investors are not equipped to adequately formulate an investment strategy for their retirement assets. The 2010 Financial Engines National 401(k) Evaluation suggests that 3 out of 4 Americans will fall short of their retirement goals due to low savings or poor investing choices.

Growing Reliance on Defined Contribution Plans.  As employer-sponsored retirement plans shift from defined benefit plans to defined contribution plans, the responsibility for making retirement investment decisions shifts from professional pension fund managers to individual investors. Cerulli Associates estimates that private defined contribution assets, excluding Individual Retirement Accounts, or IRAs, were approximately $3.2 trillion and constituted more than 20% of total retirement assets in the United States, excluding Social Security, in 2009. According to Cerulli Associates, there were approximately 47 million active 401(k) plan participants as of December 31, 2009.

Changing Legal and Regulatory Framework.  As the burden of retirement investing shifts to the individual, we believe that there is an increasing need for assistance and guidance on how to invest for retirement wealth. However, according to a 2009 survey by Hewitt Associates, the primary reason cited by plan sponsors for not making investment advice available to employees has been the fear of increased fiduciary or legal risk. We believe the Pension Protection Act of 2006 and subsequent Department of Labor regulations can reduce these concerns by further supporting the existing foundation for professional asset management of 401(k) accounts. Adherence to these new guidelines provides specific safeguards to plan sponsors from fiduciary and legal risk.

Furthermore, policy makers are taking a close look at how to facilitate turning retirement savings into retirement income. The Department of Labor and the Treasury Department are exploring ways of facilitating access to and utilization of products and services designed to help provide retirement income within 401(k) plans.

Employers Providing More Retirement Help to Employees.  More employers are making investment advisory services available to their participants. According to Aon Hewitt’s 2011 Hot Topics in Retirement: A Changing Horizon, employers are offering workers more help to meet retirement goals. The study found that of the plan sponsors who do not currently offer online investment advisory services to participants, 36% are likely to offer online advice and 30% are considering offering managed accounts.

We believe the automatic 401(k) is a big part of getting participants the help they need. As a result of the Pension Protection Act of 2006 and Department of Labor guidelines, plan sponsors are now actively seeking automatic retirement savings solutions for their employees. According to Aon Hewitt’s 2011 Hot Topics in Retirement: A Changing Horizon, the percentage of employers that automatically enroll new participants has increased from 24% in 2006 to 57% in 2010. Similarly, automatic contribution escalation, where employees’ contribution rates are automatically increased over time unless the employee affirmatively elects otherwise, increased from 17% in 2006 to 47% in 2010.

Our Strategy

Increase Enrollment Within Our Existing Professional Management Plan Sponsors.  We plan to attempt to increase enrollment by continuing to promote our services to participants. We plan to continue utilizing Active Enrollment campaigns, which require that plan participants proactively sign up for our Professional Management service. We plan to implement enhancements to our direct marketing materials in our Active Enrollment campaigns and deploy effective techniques more broadly across our installed base of customers.

We are also implementing integrated online enrollment into certain provider websites. In 2010, we implemented the integration of personalized online assessments of certain types of investing risks into several plan providers’ websites. This integration allows participants who log onto the provider website to view personalized assessments of their portfolio online and to learn more about our services. We plan to continue to develop the effectiveness of this online placement over time.

We are extending our services as baby boomers enter retirement. We achieved a major milestone towards this goal on January 31, 2011 when we announced Income+, an enhancement to our Professional Management service designed to provide the opportunity for steady monthly payouts from a 401(k) account that can last for life. We believe that Income+ can drive growth along multiple dimensions. We believe it can drive AUC growth by appealing to new plan sponsors who are interested in a safe and easy income solution. We believe it can drive enrollment and AUM, especially among near-retirees who represent a large portion of our AUC. We believe Income+ can increase retention by encouraging participants to leave their money in their 401(k) accounts and to continue using our services throughout retirement. We also believe that it can open up opportunities for growth beyond the workplace.

Finally, we plan to continue to encourage plan sponsors to implement Passive Enrollment campaigns, which automatically enroll some or all of a plan sponsor’s plan participants into our Professional Management service unless the individual participant declines or “opts-out” of the service. Our past experience indicates that in cases where a plan sponsor used Passive Enrollment, the enrollment rate of plan assets was higher and achieved at lower acquisition cost per member than in cases where a plan sponsor used Active Enrollment.

Expand Number of Retirement Plan Sponsors.  We intend to sell our services to other plan sponsors that are not current clients but are serviced by the plan providers with whom we have relationships. We may also seek to create data connections with additional plan providers to access defined contribution plans of educational institutions, non-profit organizations and government entities.

Expand Beyond Workplace Defined Contribution Plans.  We intend to expand our services in the longer-term to help members of our Professional Management program who roll over their 401(k) account into an IRA account available through the plan provider and to help other individual IRA investors manage and draw down income from their IRAs. We believe our established investment methodology, technology and relationships with plan providers, plan sponsors and plan participants provide us with the distribution and technological capabilities to help individuals who want ongoing, lifetime payouts from their retirement accounts.

Products and Services

We provide personalized portfolio management services, investment advice and retirement income services to plan participants through plan providers. Our services address some of the most important questions and concerns faced by plan participants as they prepare for retirement, including:

•	“How should I invest my money?”

•	“When can I retire?”

•	“How much can I spend in retirement and not run out?”

Professional Management.  Our Professional Management service, a discretionary managed account service launched in 2004, is designed for 401(k) participants who want affordable, personalized and professional portfolio management, investment advice and retirement income services from an independent investment advisor with no conflicts of interest. With this service, plan participants delegate investment decision-making and trading authority to us, which is referred to as discretionary authority. We developed our Professional Management service to reach a large number of plan participants on a cost-effective basis and assist them on the path to a secure retirement. When plan participants enroll in our Professional Management service, we use our Advice Engines to create personalized, diversified portfolios and provide ongoing Professional Management.

Our investment recommendations are limited to the investment alternatives available in a 401(k) plan, including any employer stock, as determined and approved by a plan fiduciary other than us, although we do take into account other identified holdings of the plan participant when offering investment advice.

Members enrolled in the Professional Management service receive a Retirement Plan, which analyzes their investments, contribution rate and projected retirement income. The Retirement Plan provides advice on their annual contribution amount, shows how we propose to allocate their investments, and forecasts their retirement income relative to a retirement goal. Members are encouraged to provide their desired retirement age, risk preference, employer stock holding preference and information regarding certain other assets that they hold outside of their 401(k) accounts. Any personal information provided is used to customize a new portfolio allocation that is reflected in a revised Retirement Plan. Member portfolios are reviewed every three months and transactions are executed, if necessary, to reallocate the investments. Members also receive a quarterly Retirement Update that shows how they are progressing towards their retirement goals and describes any changes that we have made to their investment allocations.

Members can, at any time, call one of our Advisor Center employees who are registered in various states through the Investment Adviser Registration Depository, referred to as Investment Advisor Representatives, or log in to a website to check their progress or further tailor their portfolio to their personal circumstances. Our Investment Advisor Representatives, and certain call center personnel of the plan providers with whom we work, have access to the Financial Engines Professional Advisor, our proprietary client relationship management application, enabling the advisor to change or add to the personal information used to manage the member’s account and explain to the member the impact of any changes on the member’s projected future 401(k) balance. Registered Investment Advisor Representatives can modify member inputs but not Advice Engine outputs and recommendations. As members approach retirement, they are offered a Retirement Checkup, which is a phone-based consultation with an Investment Advisor Representative. During the Retirement Checkup, the Investment Advisor Representative confirms the member’s retirement goal, reviews the member’s retirement income forecast and helps the member close the gap, if any, by exploring the impact of increasing savings or adjusting the member’s retirement age. In addition to the Investment Advisor Representatives who support calls in our advisor center, we also rely on supervisors and other trained employees and personnel when call volumes are high. We expect to increase the number of Investment Advisor Representatives to support outbound calling and other advisor center initiatives. Certain of the plan providers also maintain call centers to support members.

On January 31, 2011, we announced the launch of Financial Engines® Income+, a new feature of our Professional Management service that provides retirement income for 401(k) participants. We designed Income+ to provide discretionary portfolio management with an income objective and to provide participants with steady monthly payouts from their 401(k) accounts during retirement. Early in retirement, Income+ provides payouts from the 401(k) assets. Later in retirement, it is designed to enable participants to obtain a lifetime income guarantee by drawing upon the 401(k) assets to make an optional annuity purchase outside of the plan. We do not provide the annuity. With Income+, members can contact an Investment Advisor Representative to start payouts, stop payouts, or make additional withdrawals from their 401(k) accounts so they have access to their savings as needed. With Income+, members receive Retirement Plans that show how we plan to allocate their investments as well as quarterly Retirement Updates that show any changes we have made to their investment allocations. If the member has requested payouts, the Retirement Plan also shows the current payout amount and the planned payout schedule, and the Retirement Update presents the history of recent payouts. If the member has not yet requested payouts, the statements will show the member’s estimated total income in retirement, considering various income sources such as Social Security, defined benefit, or other 401(k) plan accounts. Members with Income+ can also discuss their total retirement income picture with an Investment Advisor Representative. We do not currently charge Professional Management members or sponsors any additional fees for the Income+ feature. We do not currently issue, sell, distribute, or solicit the sale of annuities or other insurance products or services, nor do we receive, accept or charge fees, payments or commissions related to any purchases of insurance products or services. Income+ availability does not require an in-plan annuity or changes to the plan’s fund line-up. As a feature of Professional Management, Income+ is easy for plan sponsors to implement with no fiduciary lock-in. Income+ availability is subject to establishment of data connectivity between Financial Engines and the applicable plan provider, and is also subject to applicable retirement plan provisions related to plan withdrawals. We started offering Income+ to plan participants in December 2010.

Online Advice.  Our Online Advice service, launched in 1998, is a nondiscretionary Internet-based service designed for plan participants who wish to take a more active role in personally managing their portfolio. With this service, plan participants may elect to follow the online advice without delegating investment decision-making and trading authority to us, making this a nondiscretionary service. This Internet-based service includes interactive access to simulation and portfolio optimization technologies through our Advice Engines. Plan participants see a forecast that shows how likely they are to reach their desired retirement goals, get recommendations on which investments to buy or sell and simulate how their portfolios might perform under a wide variety of economic scenarios. They can also explore different levels of investment risk, savings amounts and retirement horizons, as well as get tax-efficient advice on accounts other than their 401(k) accounts. The service offers investment advice on the fund options available in a 401(k) plan and can also offer advice on the investment options available in other non-plan sponsored accounts. The Online Advice service is integrated with single sign-on to the plan provider’s 401(k) website, which enables data pre-population and, typically, the ability to initiate transactions directly from the Online Advice service. A version of the service is also available to retail investors directly through our website.

Retirement Evaluation.  When Professional Management is being offered in a plan, we send each eligible plan participant a Retirement Evaluation or similar retirement readiness assessment upon rollout and generally annually thereafter, together with Professional Management enrollment materials. Retirement Evaluations highlight specific risks in a plan participant’s retirement account, provide an assessment of the likelihood of achieving the plan participant’s retirement income goal, provide guidance on how to reduce those risks and introduce our services as a means of obtaining help in addressing these issues. Retirement Evaluations are based on data provided by the plan provider and include an evaluation of how well the plan participant is investing and saving in the retirement plan. Specifically, the evaluation considers the individual plan participant’s risk, diversification, employer stock concentration and 401(k) contribution rate. In 2010, we implemented the integration of personalized online assessments of certain types of investing risks into several plan providers’ websites. This integration allows participants who log onto the provider website to view personalized assessments of their portfolio online and to learn more about our services.

Revenue.  We derive nearly all of our revenue from Financial Engines Advisors L.L.C.’s investment advisory and management services through our contracts with plan providers, plan sponsors and plan participants. AUM is defined as the amount of retirement plan assets that we manage as part of our Professional Management service. We generate revenue primarily from member fees on AUM as well as from platform fees, by providing portfolio management services, investment advice and retirement income services to plan participants of employer-sponsored retirement plans. We derive professional management revenue from member fees paid by plan participants for our Professional Management service. The arrangement generally provides for member fees based on the value of assets we manage for plan participants, and is generally payable quarterly in arrears. We derive our platform revenue from recurring, annual subscription-based fees for access to our services, including Professional Management, Online Advice and Retirement Evaluation. Platform fees are paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure, and are typically based on the number of eligible employees in the plan and the type of service provided.

Our total revenue for 2010 was $111.8 million, compared to $85.0 million and $71.3 million for 2009 and 2008, respectively. We generated professional management revenue of $79.1 million for 2010, $52.6 million for 2009, and $39.0 million for 2008. We generated platform revenue of $29.7 million for 2010, compared to $30.0 million and $29.5 million for 2009 and 2008, respectively. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through three subadvisory relationships. Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional revenue information.

Investment Process and Methodology

Our goal is to apply investment techniques traditionally available only to large, sophisticated investors to help individual investors achieve their retirement goals. Our advice services incorporate several of the methodologies developed by our co-founder and economics Nobel Laureate, Professor William F. Sharpe. We use Monte Carlo simulation and proprietary optimization techniques to provide plan participants with cost-effective, sophisticated, personalized and unconflicted advice. Monte Carlo simulation is widely used in investment management and is a statistical technique in which many simulations of an uncertain quantity are run to model the distribution of possible outcomes.

We model more than 30,000 securities, including retail mutual funds, stocks, employee stock options, institutional funds, guaranteed investment contracts and stable value funds, exchange-traded funds and fixed-income securities on an ongoing basis. When providing simulations and investment recommendations, our methodology evaluates a variety of factors that impact investment returns, including: fees, portfolio turnover, management performance, tax-efficiency, and a fund’s investment style where we identify the underlying asset class exposures and active management risk associated with asset allocation changes by a fund manager in response to market conditions and decisions to weight specific security holdings differently than comparable indices. By modeling the characteristics of specific investment alternatives, we are able to provide quantitative estimates of possible future outcomes and make investment recommendations. We are also able to model the complexities found in large retirement plans and to provide investment advice to plan participants that can be implemented within the limits of a given plan’s available options.

Unlike traditional advisory services, we do not rely on the subjective evaluation of each plan participant’s portfolio by a human investment advisor. Instead, our services rely on Advice Engines that accept inputs on available investment choices along with a variety of personal information including: investment objective, risk tolerance, investment horizon, age, savings, outside personal assets, investor preferences and tax considerations. This approach results in a consistent, systematic and objective investment methodology in which the advice generation is distinct from the method of delivery, which may be online, via printed materials or through phone conversations with our registered Investment Advisor Representatives or the call center representatives of certain plan providers with whom we have relationships. The representatives who are available by phone to speak with Professional Management members have the ability to change or add to the personal information used to manage the member’s account and explain to the member the impact of any changes on the member’s projected future 401(k) balance. Registered Investment Advisor Representatives can modify member inputs but not Advice Engine outputs and recommendations. This process is designed to ensure that the advice is personalized and consistent regardless of the asset balance of the plan participant, or the channel through which the plan participant receives our advice. This process also ensures that the investment recommendations are consistent across plan providers, plan sponsors and plan participants. Finally, this approach enables a detailed audit trail of the recommendations provided to each plan participant over time to assist with regulatory responsibilities.

To maintain the quality of our investment recommendations, our Advice Engines incorporate a wide variety of automated checks and validation procedures. These procedures are overseen by multiple groups within our Investment Management and Service Delivery organizations and help verify that the data inputs into our systems are timely and accurate, and that the resulting investment recommendations reflect the correct application of our investment methodology. We devote substantial ongoing product development to the maintenance and development of these data and advice validation procedures.

Our investment recommendations are limited to the investment alternatives available in a 401(k) plan as determined and approved by a plan fiduciary other than us, although we do take into account other identified holdings of the plan participant when offering investment advice. With the exception of employer stock, if any, included as an investment alternative, we do not provide advice on or manage single-company securities. We do not consult with, or make recommendations to, the plan sponsor regarding which investment alternatives to make available in its 401(k) plan.

We offer no proprietary investment products. We are free of the conflicts of interest, or the perceptions of conflicts of interest, that can arise for competitors who offer such products. We do not receive differential compensation based on the investments we recommend. We do not hold assets in custody or execute trades.

We have a single investment methodology that is consistently applied across all member accounts. We create diversified portfolios for each member from the investment choices available in a plan with the goal of balancing potential returns consistent with the client’s investment objective, investment horizon, other financial assets and risk preferences. A client’s investment objective, either accumulation or generating retirement income, helps determine the structure of the optimized portfolios.

For members with Income+, the investment portfolios are structured to provide the potential for steady income payouts throughout retirement. The Income+ optimization methodology shares similarities with bond immunization and liability-driven investing, or “LDI”, practices used by pension funds. LDI strategies involve structuring asset portfolios to match certain liabilities in the future. In the context of an individual participant, this means developing an investment strategy that will deliver desired annual income payouts with a predetermined statistical confidence level. To have sufficient confidence in a future payout, it is desirable to immunize the liability against possible changes in interest rates and the stock market. Using the fixed income options available in the plan, the

Income+ optimization structures a portfolio that matches the duration of assets with the specific income stream desired by that participant.

To accomplish this objective, the Income+ optimization approach divides the portfolio into three components. The first portion of the assets is used to structure a fixed income portfolio from the options in the plan that best match the duration of the income payments through age 85. A second portion of assets is set aside to enable the optional future purchase of an annuity outside of the plan that can maintain the income payments for life. Income+ allows participants to purchase such an annuity up to the age of 85. We do not provide any of these annuities or other financial products. Finally, a third portion of assets is invested in a diversified mix of equities to provide growth potential and to help the payouts keep up with inflation. Over time, the equities are gradually converted into additional fixed income assets to support a higher floor.

We maintain an ongoing research program to improve and extend our investment methodologies as well as our portfolio management and investment advisory services. We conduct research into the needs of retirees, publishing new findings in academic and practitioner journals. Research has included a behavioral finance study of the demand for annuities, efficient methods for addressing longevity risk and efficient methods for generating retirement income. This research can form the basis of extensions to our current investment methodology, such as Income+. We believe that these extensions can expand the opportunity to manage assets for participants both within existing sponsored plans as well as in IRA rollover accounts.

Investment Technology

We believe portfolio management services in the workplace should be offered to all eligible plan participants regardless of wealth. As of December 31, 2010, the median assets under management for all Professional Management members was approximately $36,000. Achieving our objective requires significant scalability to achieve an affordable cost to the investment manager. The scalability of our technology has been tested, and continues to deliver flexibility and results as our business has grown. As of December 31, 2010, we were managing the assets of approximately 472,000 members with a total AUM of approximately $37.7 billion.

Our Advice Engines consist of two main components: a Simulation Engine and an Optimization Engine. In the course of our development, we have received twelve U.S. patents that relate to various parts of our financial advisory platform, including eight U.S. patents that apply specifically to the Advice Engines.

Simulation Engine.  We have developed a Monte Carlo Simulation Engine that provides plan participants with a view of the potential range of future values of their retirement investments. The Simulation Engine helps plan participants reach informed decisions about the appropriate level of risk, savings and time horizon to improve the likelihood of achieving financial goals. Our Simulation Engine is capable of:

•	modeling more than 30,000 securities, including retail mutual funds, stocks, employee stock options, institutional funds, guaranteed investment contracts and stable value funds, exchange-traded funds and fixed-income securities while considering tax implications, expenses, redemption fees, loads and distributions;

•	considering security-specific characteristics such as investment style, expenses, turnover, manager performance, and security-specific and industry risk;

•	forecasting the total household portfolio, including tax-deferred and taxable accounts;

•	incorporating social security, pension income and other retirement benefits; and

•	presenting outcomes in terms of portfolio value or retirement income.

Optimization Engine.  We use our Optimization Engine to construct personalized portfolios. We do not rely on generic, model portfolios that are unable to accommodate many real-world complexities. We believe individuals prefer personalized investment recommendations that consider their personal preferences and financial circumstances over model portfolios.

Our Optimization Engine takes into consideration the costs, quality and investment styles of the specific investment alternatives available to a plan participant. Specifically, our investment recommendations take into consideration for each fund the mix of asset class exposures, fund expenses, turnover, fund-specific risk due to active management, manager performance and consistency, user-imposed constraints and tax efficiency, where applicable, to construct a personalized portfolio recommendation for each client. The calibration of this model is based on more than a decade of research into the factors that influence investment performance. Our approach does not rely on market timing or tactical asset allocation strategies. Our models are designed and calibrated on an ongoing basis to reflect the consensus market expectations built into the observed asset holdings of the market as a whole. We believe this approach increases the probability that our recommendations are consistent with current market conditions and are free from subjective or market timing biases that can arise from traditional optimization models. Our platform has been employed to provide portfolio management services, investment advice and retirement readiness assessments to millions of investors over the last 12 years.

When constructing a portfolio during the accumulation phase, our Optimization Engine:

•	supports real-time, specific, product-level buy and sell recommendations for Online Advice, which can be readily executed, and automated transactions for Professional Management;

•	creates recommended portfolios from the available investment alternatives, such as retail mutual funds, institutional funds and employer stock, in the case of a 401(k) plan, or from either the entire universe of more than 15,000 retail mutual funds, or a subset thereof, in the case of taxable or other tax-deferred accounts;

•	creates recommendations across multiple taxable and tax-deferred accounts;

•	takes into consideration investment objective, investor risk preferences, restricted positions, redemption fees, investor constraints and outside account information provided to us to create personalized investment recommendations;

•	for assets held in taxable accounts, considers the impact of personal tax rates, unrealized capital gains and losses, the tax efficiency of specific investment options including the propensity to distribute capital gains and income distributions and the benefit of optimal asset placement to maximize after-tax investment returns; and

•	enables real-time interaction with plan participants allowing them to partially override certain types of recommendations and immediately receive updated advice reflecting these constraints.

When managing a portfolio during the income phase, our Optimization Engine:

•	creates structured 401(k) portfolios of fixed income and equities that enable the generation of steady income payouts that can last for life, and can go up with the market; and

•	takes into consideration fund expenses, bond durations, asset class style exposures, and changes in interest rates to create dynamic portfolios that support steady income payouts.

Our systems assess a plan participant’s portfolio through a variety of market conditions including variation in inflation, interest rates, dividends and the performance of 15 different asset classes. We are able to simulate an individual investment portfolio’s performance across a wide variety of scenarios in a fraction of a second, illustrating the possible outcomes for a given strategy. This technology underlies the interactive user experience available to users online or through call center sessions. The platform enables us to provide a financial forecast of a plan participant’s current or target portfolio, showing the impact of a wide variety of potential market scenarios on investment performance.

Research and Development

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

Research and development expenses were $19.3 million in 2010, compared to $15.6 million and $13.7 million in 2009 and 2008, respectively. A substantial amount of the research and development expenses in 2010 were allocated to the development of the Income+ feature.

Customers and Key Relationships

We provide personalized portfolio management services, investment advice and retirement income services to plan participants and reach them through plan sponsors whose retirement plans are administered by plan providers.

Retirement Plan Participants.  We define plan participants as employees participating in retirement plans who have access to our Professional Management or Online Advice services. As of December 31, 2010, approximately 7.3 million plan participants had access to our services. As of December 31, 2010, we managed portfolios for approximately 472,000 members with a median balance of approximately $36,000 in their 401(k) accounts, collectively representing approximately $37.7 billion in AUM. More than 2 million participants have accepted our online services agreement.

Retirement Plan Sponsors.  We define plan sponsors as employers across a range of industries who offer defined contribution plans to employees. As of December 31, 2010, we were under contract to provide Professional Management services to 414 plan sponsors. No more than 5% of our revenue was associated with any one plan sponsor in 2010. As of December 31, 2010, the average sponsor retention over the last three years was 98%. Our plan sponsor agreements are typically for an initial three or five year term and continue thereafter unless terminated. At any time during the initial term or thereafter, a plan sponsor can cancel a contract for fiduciary reasons or breach of contract. A plan sponsor can generally terminate a contract after the initial term upon 90 days notice.

Retirement Plan Providers.  We define plan providers as the administrators and recordkeepers of defined contribution plans. In consultation with plan sponsors, plan providers make available a range of investment alternatives through retirement plans to individual participants. We work with plan providers to make available portfolio management and investment advisory services to the participants in the defined contribution plans of plan sponsors. We deliver our services to plan sponsors and plan participants primarily through existing connections with eight retirement plan providers. Our contracts with plan providers generally have terms ranging from three to five years, and have successive automatic renewal terms of one year unless terminated in accordance with prior notice requirements. Certain of the plan provider agreements are in or will soon be in renewal periods. In addition, a plan provider may terminate its contract with us at any time for specified breaches. We maintain two types of relationships with our plan providers:

•	Subadvisory Relationships. In these relationships, the plan provider is the primary advisor and plan fiduciary and we act in a subadvisory capacity. Our contract is with the plan provider and not the plan sponsor. We receive sales support from the plan provider and offer our co-branded services under the plan provider’s brand, with the services identified as “powered by Financial Engines.” Revenue is collected by the plan provider who then pays a subadvisory fee to us. We have subadvisory relationships with ING, JPMorgan and Vanguard; and in March 2011, Aon Hewitt announced our agreement to change to a subadvisory relationship for plan sponsors not currently under contract or in negotiations with us directly. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through these three retirement plan providers.

•	Direct Advisory Relationships. In these relationships, we are the primary advisor and a plan fiduciary. Data is shared between the plan providers and us via data connections. In addition, our sales teams directly engage plan sponsors, although, in some cases, we have formed and are executing a joint sales and collaborative marketing strategy with the plan provider. We have separate contracts with both the plan sponsor and plan provider and pay fees to the plan provider for facilitating the exchange of plan and plan participant data as well as implementing our transaction instructions for member accounts. Plan providers with whom we have direct advisory relationships are ACS, Charles Schwab (for a few plan sponsors), Fidelity, Aon Hewitt (for plan sponsors currently under contract or in negotiations with us), Mercer and T. Rowe Price.

Sales and Marketing

Increasing the number of plan participant accounts and assets we manage requires establishing relationships and data connections with plan providers, obtaining contracts with plan sponsors to make our services available to their plan participants and conducting direct marketing and other promotional activities to encourage plan participants to use our Online Advice service or to enroll in our Professional Management service, including the Income+ feature.

Establishing Relationships and Connections with Plan Providers.  We rely on direct sales to create contractual relationships with plan providers. Following contract signing, technical teams from Financial Engines and the plan provider initiate a data connection project that typically takes between four months and one year to complete. Once we have incurred this one-time, up-front cost to establish a relationship and connection with a plan provider, we are able to roll out our services for any plan sponsor of that plan provider with more modest time and effort.

Obtaining Contracts with Plan Sponsors.  Either Financial Engines or, in the case of a subadvisory relationship, the plan provider, must obtain a contract with a plan sponsor before we can make available our Professional Management or Online Advice services to that plan sponsor’s participants. We market our services to plan sponsors in the following manner:

•	Sell through the Retirement Plan Provider. Where we have a subadvisory relationship with the plan provider, we provide a combination of primary and secondary sales and marketing support depending on the plan sponsor opportunity. Together with the plan provider, we develop a joint sales and rollout plan in which our relationship managers and direct sales team support the plan provider. This distribution model enables us to reach plan sponsors efficiently, while providing consistent and independent investment advice to plan participants.

•	Direct to Plan Sponsor. In the case of direct advisory relationships, we pursue a direct sales strategy with plan sponsors. Our direct sales team’s efforts are supported by a client services team that engages in sales efforts with existing plan sponsors and that coordinates sales activities directed at new plan sponsors with our plan provider partners. The direct sales and client services teams are supported by a channel marketing team that seeks to generate demand for our services through public relations, industry events, plan provider specific marketing programs and sales support in the field.

Direct Marketing to Plan Participants.  Once a retirement plan has been set up on our systems and our services have been made available to plan participants, we conduct direct marketing, print fulfillment and other promotional activities to encourage use of our Online Advice service and enrollment in our Professional Management service. These efforts typically include printed Retirement Evaluations, email notifications and website integration. These campaigns are usually conducted at the time of rollout and annually thereafter. Plan sponsors can choose an Active Enrollment campaign, in which a plan participant must affirmatively sign up for the Professional Management service, or a Passive Enrollment campaign, in which a plan participant will become a member of the Professional Management service unless the individual declines the service. Passive Enrollment campaigns achieve higher enrollment results at lower acquisition cost per member than do Active Enrollment campaigns. We believe Passive Enrollment is attractive to plan sponsors due to the lower fees payable by plan participants who are passively enrolled, the fiduciary protection afforded to plan sponsors by participants having to affirmatively elect to not receive professional advice and the relatively higher number of participants who will be enrolled and receiving professional management upon rollout. Depending on the proportion of the plan’s participants who are passively enrolled, we eliminate or reduce our platform fees, as well as reducing the fees payable by plan participants.

Service Delivery and Systems

Our service delivery team is responsible for the rollout, operation and support of our Professional Management and Online Advice services. As of December 31, 2010, we had rolled out our Professional Management service at 414 plan sponsors with approximately 472,000 members enrolled in this service. In addition, the service delivery team supports the availability of the service to approximately 7.3 million plan participants who have access to our Online Advice service.

Our client implementations team is responsible for project management and the steps involved in setting up and rolling out our services to a plan sponsor. This includes learning the specifics of each plan sponsor’s plan(s), including the fund lineup, fees, matching rules, associated defined benefit and non-qualified and other plans, configuring the plan specifics using our plan sponsor configuration tool, verifying the implementation and approving the commencement of enrollment efforts. The team also oversees the preparation and production of enrollment materials for each participant in the plan. Once a sponsor is set up and rolled out, our client implementations team is also responsible for maintenance of each sponsor’s ongoing plan updates as directed by our account managers.

The operations team is responsible for data processing and validation of prospect data for new sponsor rollouts and annual campaigns, as well as the ongoing servicing of members in the Professional Management service. These member servicing responsibilities include member data load and verification, the coordination and oversight of all printed materials, such as Welcome Kits and quarterly Retirement Updates, transaction processing and reconciliation, fee processing and reconciliation and quarterly sponsor report generation. For members with Income+, the operations team is also responsible for coordinating with the plan provider to facilitate the generation and distribution of retirement payouts in the form of checks or direct deposits.

Our advisor call center is staffed with registered Investment Advisor Representatives. These advisors service participants through phone and email channels by providing guidance to plan participants regarding the operation of the program, enrollment and personalization of the participant’s financial profile. Our registered Investment Advisor Representatives and certain call center personnel of the plan providers with whom we work have access to the Financial Engines Professional Advisor, our proprietary client relationship management application, which enables the advisor to change or add to the personal information used to manage the member’s portfolio allocation. Registered Investment Advisor Representatives can modify member inputs but cannot modify Advice Engine outputs and recommendations.

Our services are deployed using a centrally hosted, web-based architecture built on industry-standard hardware and software. We have off-site back-up facilities for our database and network equipment, a disaster recovery plan and on-going third-party security audits to ensure the integrity of our systems. We evaluate and improve our systems based on measures of availability, system response time and processing capacity.

Competition

We operate in a competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors who offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, GuidedChoice and ProManage. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity and Merrill Lynch. We currently have a relationship with Fidelity that allows us to provide our services to plan sponsors, for whom Fidelity is the plan provider, who elect to hire us. We also face indirect competition from products that could potentially be substitutes for our portfolio management services, investment advice and retirement income services, most notably target-date retirement funds. Target-date funds are offered by multiple financial institutions, such as BlackRock, T. Rowe Price, Fidelity and Vanguard. These funds provide generic asset allocation based solely on the investment horizon of the investor. Among the plan sponsors to whom we offer our Professional Management service and that offer target-date funds, approximately 78% offer retail-priced target-date funds. Target-date funds, managed accounts and balance funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. In addition, with the introduction of the Income+ feature, indirect competitors who offer income solutions in retirement include providers of insurance products, such as annuities.

We believe the competitive factors in our industry include:

•	ability to provide systemic portfolio management, investment advice and retirement income services based on widely recognized financial economic theory without conflicts of interest during both the accumulation and the income phases of retirement;

•	established investment methodology and technology that allows for personalized scalable advice;

•	ability to provide a retirement income feature that is easy for plan sponsors to implement with no fiduciary lock-in, which can provide participants with the potential for steady lifetime payments and flexibility;

•	quality, breadth and convenience of advisory services;

•	established relationships with plan providers and plan sponsors;

•	reputation and experience serving plan sponsors and plan participants; and

•	price.

We believe we currently compete favorably with respect to these factors.

Regulation

Our investment advisory and management business is subject to extensive, complex and rapidly changing federal and state laws and regulations. Financial Engines Advisors L.L.C., a subsidiary of Financial Engines, Inc., is registered as an investment advisor with the SEC and is subject to examination by the SEC. The Investment Advisers Act of 1940, as amended, referred to as the Investment Advisers Act, and related regulations impose numerous obligations and restrictions on registered investment advisers including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations.

The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Investment Advisers Act, including the power to limit, restrict or prohibit a registered investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Our failure to comply with the requirements of the Investment Advisers Act or the related SEC rules and interpretations, or other relevant legal provisions could have a material adverse effect on us. We believe we are in compliance in all material respects with SEC requirements and all material laws and regulations. We were last inspected by the SEC in 2000. At the end of that examination the SEC staff sent us a letter indicating that the examination was concluded without findings, typically referred to as a “no-further action letter” or “no deficiencies letter.” These findings do not indicate that the SEC staff concluded that we were in compliance with federal securities laws or other applicable laws and regulations, but only that no deficiencies or violations came to the attention of the SEC staff during the course and scope of their examination.

We derived nearly all of our revenue from Financial Engines Advisors L.L.C.’s investment advisory and management services through our contracts with plan providers, plan sponsors and plan participants. As an Investment Advisor, Financial Engines Advisors L.L.C. is not permitted to assign any investment advisory contract without the relevant client’s consent. The term “assignment” is broadly defined and includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in Financial Engines Advisors L.L.C. The initial public offering of our common stock did not constitute an assignment for these purposes. Accordingly, we did not seek approvals from our clients in connection with our initial public offering.

Some of our executives and other employees are registered Investment Adviser Representatives with various states through the Investment Adviser Registration Depository and are subject in some states to examination requirements.

Financial Engines Advisors L.L.C. is subject to the Employee Retirement Income Security Act of 1974, as amended, referred to as ERISA, and the regulations promulgated thereunder, with respect to investment advisory and management services provided to participants in retirement plans covered by ERISA and is also subject to state laws applicable to retirement plans not covered by ERISA. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, referred to as the Code, impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients. We rely on certain regulatory interpretations and guidance in connection with our current business model, including regulations and guidance allowing us to passively enroll participations into our Professional Management service. We provide subadvisory services to plan participants pursuant to the Department of Labor’s Advisory Opinion 2001-09A. The failure of Financial Engines Advisors L.L.C. to comply with these requirements could have a material adverse effect on us.

We are also subject to state and federal regulations related to privacy, data use and security. These rules require that we develop, implement and maintain written, comprehensive information security programs including safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. In recent years, there has been a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. Legislation has been introduced in Congress and there have been several Congressional hearings addressing these issues. Congress is considering legislation establishing requirements for data security and response to data breaches that, if implemented, could affect us by increasing our costs of doing business. In addition, several states have enacted security breach legislation requiring varying levels of consumer notification in the event of a security breach. Several other states are considering similar legislation. Further, the SEC has issued a proposed rule expanding current requirements for safeguarding and disposing of customer information. The proposed rule also adds a requirement to notify customers in the event of a data security breach. Adoption of this rule will also increase our costs of doing business.

In recent years, there has been a heightened legislative and regulatory focus on the financial services industry, including proposals that call for creation of a self-regulatory framework for investment advisors similar to the regulatory structure that currently exists for broker-dealers through FINRA, elimination of pre-dispute arbitration clauses, additional fee disclosures, and the imposition of additional qualification requirements on investment advisors providing services to ERISA plan clients. The Dodd-Frank Wall Street Reform and Consumer Protection Act, referred to as the Dodd-Frank Act, which was signed into law on July 21, 2010, included various financial reform proposals that may affect investment advisers, including Financial Engines Advisors L.L.C. Although many implementing rules and regulations under the Dodd Frank Act are still pending, it is expected that the compliance costs and liability risks for investment advisers will increase.

Rigorous legal and compliance analysis of our business is important to our culture. Our General Counsel supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities.

Intellectual Property

We rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and our intellectual property. We seek to control access to and distribution of our proprietary information. We enter into confidentiality agreements with our employees, consultants, vendors, plan sponsors and plan providers that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. We have proprietary know-how in software development, implementation and testing methodologies. We also pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered the mark “Financial Engines” in the United States, Australia, Switzerland, China, the European Community, Hong Kong, Japan, Taiwan and Tunisia and have registered sun and clouds design marks in the United States, China, Hong Kong, Japan, and Taiwan. We have registered the marks “Adviceserver” and “Forecaster” in Japan and “FinEng” in Tunisia. We have registered our corporate logo and the marks “Investor Central,” “Financial Engines Investment Advisor,” “Retirement Help for Life,” and “We Make it Personal” in the United States. “Advice Light” is also a trademark owned by Financial Engines, Inc., which we use to notify an online user that we have advice on his or her account. In addition, we have registered our domain name, www.FinancialEngines.com. We have twelve issued U.S. patents in the following categories: user interface; outcomes-based investing, including our financial advisory system, our pricing module and load-aware optimization; financial goal planning and advice palatability. These patents have expiration dates ranging from December 2, 2017 to February 23, 2021. We also have several pending U.S. patent applications and pending applications and issued patents in foreign jurisdictions.

We have established a system of security measures to protect our computer systems from security breaches and computer viruses. We have employed various technology and process-based methods, such as clustered and multi-level firewalls, intrusion detection mechanisms, vulnerability assessments, content filtering, antivirus software and access control mechanisms. We also use encryption techniques. We control and limit access to customer-specific project areas, particularly at our data centers based on a “need to know” basis.

Employees

As of December 31, 2010 we employed 303 full-time equivalent employees including employees in investment management, product development and engineering, sales and marketing, service delivery, and general and administrative management. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Available Information

Our website is http://www.financialengines.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not a part of this report. We have adopted a code of ethics applicable to our senior financial officers which is available free of charge, on or through our website’s investor relations page.

The SEC maintains an Internet site at http://www.sec.gov that contains our the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, proxy and information statements. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

Risks Related to Our Business

Our revenue and operating results can fluctuate from period to period, which could cause our share price to fluctuate.

Our revenue and operating results have fluctuated in the past and may fluctuate from period-to-period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this document:

•	a decline or slowdown of the growth in the value of financial market assets, which may reduce the value of assets we have under management and therefore our revenue and cash flows;

•	variations in expected enrollment rates for our Professional Management service;

•	unanticipated delays of anticipated advertising, marketing promotions or rollouts of our services;

•	changes in the number of Professional Management members who withdraw all assets from their 401(k) plan, effectively terminating their relationship with us, or who decide to cancel their Professional Management program participation;

•	unanticipated changes to economic terms in contracts with plan providers or plan sponsors, including renegotiations;

•	changes in fees paid by us to plan providers for whom we are not acting as a subadvisor for data retrieval, transaction processing and fee deduction interfaces based on attaining contractually-agreed upon thresholds;

•	downward pressure on fees we charge for our services;

•	mix in plan sponsors that choose our Active Enrollment or Passive Enrollment options;

•	unanticipated delays in expected service availability;

•	fluctuations in quarterly revenue due to changes in fees paid by Professional Management members based on attaining contractually-agreed upon thresholds;

•	cancellations or non-renewal of existing contracts with plan providers or plan sponsors;

•	unanticipated plan sponsor terminations during a migration from Online Advice only to Professional Management services;

•	failure to enter into contracts with new plan sponsors;

•	unanticipated changes in the timing or cost of our enrollment and member materials or mix of subadvised, advised and Passive Enrollment materials sent to our Professional Management members and postage costs;

•	elimination or reduction of sponsor matching contributions into members’ 401(k) plans, which could reduce the growth rate of assets under management;

•	changes in laws or regulatory policy that could impact our ability to offer services to plan providers as a subadvisor;

•	unanticipated delays in recognizing revenue based on timing of meeting specified milestones under contracts with customization and consulting services;

•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; and

•	negative public perception and reputation of our Company or the financial services industry.

As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance.

We have an accumulated deficit and have incurred net losses in the past. We may incur net losses in the future.

As of December 31, 2010, we had an accumulated deficit of approximately $93.8 million. We have incurred net losses in each year through 2008. We may incur net losses in the future, in which event our operating results and financial condition could be harmed.

A substantial portion of our revenue is based on fees earned on the value of assets we manage. Our revenue and earnings could suffer if the financial markets experience a downturn or a slowdown in growth that reduces the value, or slows the growth, of our Assets Under Management.

We derive a significant and growing portion of our revenue from member fees based on the assets in the retirement accounts we manage, which we refer to as AUM. We allocate these assets among the investments available to each particular plan participant. The investment alternatives for a particular plan are selected by the plan’s fiduciary, not by us, and may include retail mutual funds, institutional funds, exchange-traded funds, fixed-income investments and potentially higher volatility employer stock, if it is an investment alternative in a particular plan. In addition, our business is highly concentrated in the 401(k) plans of plan sponsors in the United States and the United States subsidiaries of international companies. The value of these investments can be affected by the performance of the financial markets globally, currency fluctuations, interest rate fluctuations and other factors. Prior to October 1, 2010, our professional management revenue was generally the product of member fee rates and the value of AUM at the end of each quarter. Effective October 1, 2010, we changed our method of calculating fees for substantially all members with which we have a direct advisory relationship from quarterly to monthly, and fees for some of our subadvised portfolios are also calculated monthly. Our methodology may result in lower fees if the financial markets are down when fees are calculated, even if the market had performed well earlier in the month or the quarter. In addition, an economic downturn or slowdown in growth could cause plan participants or their employers to contribute less to their 401(k) plans and cause fewer eligible employees to participate in 401(k) plans, which could adversely affect the amount of AUM. If plan participants are not satisfied with the performance of their retirement portfolios due to a decline in the financial markets or otherwise, our cancellation rates could increase, which in turn would cause our AUM to decline. If any of these factors reduces the value of assets we have under management, the amount of fees we would earn for managing those assets would decline, and our revenue, operating results and financial condition could be harmed.

Our revenue could be harmed if we experience unanticipated delays in expected service availability.

We generally do not earn platform fees from a plan sponsor until our services are available to plan participants, and we do not earn fees for our Professional Management service until we begin to manage a participant’s account. If service availability is delayed due to actions or inactions on our part or on the part of a plan sponsor or provider, or due to matters beyond our control, our revenue would be harmed. This in turn would negatively affect our anticipated operating results and financial condition for a particular period.

Our revenue could be harmed if fail to enroll new Professional Management plan participants or if we experience increased cancellations or unanticipated variations in new enrollment campaigns.

Our enrollment rate, and therefore our revenue, depend on plan participants signing up for or, in the case of a Passive Enrollment campaign, not declining, the Professional Management service. Increasing plan participant enrollment in our Professional Management service increases the AUM on which we earn fees. If we are unable to continue to increase our enrollment, our business may not grow as we anticipate. Unanticipated variations in the number, size, methodology or timing of enrollment campaigns could also affect our revenue for a particular period. If we are not able to generate expected enrollment under a particular contract, this would negatively affect our revenue growth. For example, we have found that if plan sponsors do not use our standard enrollment campaign, enrollment rates tend to be lower. If fewer plan sponsors elect Passive Enrollment for their plan participants, which typically generates higher enrollment rates, our revenue may not grow at anticipated rates. Even when we have rolled out our Professional Management service at a particular plan sponsor, some plan participants may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the plan participant. Certain securities within a plan participant’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. As we endeavor to find new ways to grow enrollment, we may introduce processes that some plan providers, plan sponsors or plan participants reject or resist, which may result in an unsuccessful enrollment campaign or may harm our reputation with those plan providers, plan sponsors or plan participants, thereby jeopardizing future enrollment with those parties. Further, individual plan participants whose accounts we manage may choose at any time to stop having us manage those accounts. Historically, member cancellations rates have typically increased during periods where there has been a significant decline in stock market performance and, in addition, member cancellation rates are typically the highest in the three months immediately following the completion of a given promotional campaign. If we are unsuccessful in our Professional Management enrollment campaigns, if we lose plan participants, or if we otherwise fail to increase enrollment rates, our revenue, operating results and financial condition could be harmed.

We plan to extend and expand our services and may not be able to successfully implement new services or accurately estimate the impact on our business of developing and introducing these services.

We plan to extend our services into new areas, including helping investors turn their retirement assets into retirement income. For example, we recently introduced Income+, a service available to our Professional Management members which allows them to manage their defined contribution assets while directing payouts from their retirement accounts. We intend to invest significant resources to the research, development, sales and marketing of this new service. We have limited experience determining and executing income payments from defined contribution accounts. If our assessments or forecasts with respect to the expected duration and sufficiency of assets to support retirement income payments to participants are inaccurate, or if we fail to ensure that payouts are made at the times expected, our business and reputation could suffer. We may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise if we offer investment management or retirement income payout services for accounts other than 401(k) accounts. We may not be able to accurately estimate the impact of these future services on our business or how the benefits of these services will be perceived by our clients. In addition, the anticipated benefits of these services on our business may not outweigh the resources and costs associated with their development or the liabilities associated with their operation. If we do not realize the anticipated benefits of these services, our revenue, operating results and financial condition could be harmed.

Our revenue is highly dependent upon a small number of plan providers with whom we have relationships, and the renegotiation or termination of our relationship with any of these plan providers could significantly impact our business.

Our relationships and data connections with plan providers allow us to effectively manage plan participant accounts and integrate our services into plan providers’ current service platforms. These relationships also provide us with an advantage in trying to sign potential plan sponsors. If a plan provider were to terminate our contract, reduce its volume of business, or substantially renegotiate the terms of its contract with us, our revenue could be harmed.

We refer to three of our eight primary retirement plan provider relationships as subadvisory relationships. In March 2011, one additional plan provider announced an agreement to change to a subadvisory relationship for plan sponsors not currently under contract or in negotiations with us directly. For the provider relationships which we refer to as subadvised, we typically act as subadvisor to the plan provider acting as investment advisor, but we may directly act as investment advisor if Online Advice is the only service offered by a particular plan sponsor or for certain legacy plans. Where we act as subadvisor, we do not have a direct relationship with the plan sponsors and therefore may be less able to influence decisions by those plan sponsors to use or continue to use our services, or, if Online Advice is the only service offered by a particular plan sponsor, to add our Professional Management service. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through the three retirement plan providers with whom we had subadvisory relationships as of December 31, 2010. The renegotiation or termination of our relationship with any of these plan providers could negatively impact our business. For the year ended December 31, 2010, 19%, 9% and 6% of our total revenue was attributable to the subadvisory fees paid to us by JP Morgan, Vanguard and ING, respectively, the three plan providers with whom we had subadvisory relationships as of December 31, 2010. We receive additional revenue from fees paid to us directly by the online-only or legacy plan sponsors that receive plan administration services from certain of the providers with whom we have subadvisory relationships but such fees did not represent a significant portion of our total revenue for the year ended December 31, 2010.

Our contracts with our eight primary retirement plan providers generally have terms ranging from three to five years, and have successive automatic renewal terms of one year unless terminated in accordance with prior notice requirements. A majority of these provider agreements are in renewal periods. A plan provider may also terminate its contract with us at any time for specified breaches. In addition, there are unpredictable factors, other than our performance, that could cause the loss of a plan provider. If we lose one of our plan providers with whom we have a relationship or if one of those plan providers significantly reduces its volume of business with us or renegotiates the economic terms of its contract with us, our revenue, operating results and financial condition could be harmed.

Some plan providers with whom we have relationships also provide or may provide competing services.

Some plan providers with whom we have relationships, such as Fidelity, offer or may offer directly competing investment guidance, advice portfolio management and retirement income services to plan participants. We also face indirect competition from products that could potentially substitute for our services, most notably target-date retirement funds, which are offered by a number of plan providers with whom we have relationships, including J.P. Morgan, Fidelity and Vanguard. Among the plan sponsors to whom we offer our Professional Management service and that offer target-date funds, approximately 78% offer retail-priced target-date funds. Finally, some of our plan providers offer annuities and other retirement income products which compete with Income+. This competition with companies with whom we have relationships can strain the relationship with plan providers and may result in less favorable contract terms or contract cancellation, in which event our revenue, operating results and financial condition could be harmed.

Our revenue is highly dependent upon the plan sponsors with whom we have relationships, and the renegotiation or termination of our relationship with one or more large plan sponsors could significantly impact our business.

A substantial portion of our revenue is generated as a result of contracts with plan sponsors. Under these contracts, we earn annual platform fees that are paid by the plan sponsor, plan provider or the retirement plan itself as well as fees based on AUM that are generally paid by plan participants. Our contracts with plan sponsors typically have initial terms of three or five years and continue thereafter unless terminated. At any time during the initial term or thereafter, a plan sponsor can cancel a contract for fiduciary reasons or breach of contract. A plan sponsor can generally terminate a contract after the initial term upon 90 days’ notice. If a plan sponsor were to cancel or not renew a contract, we would no longer earn platform fees under that contract. In addition, we would no longer manage any assets in that plan and consequently would no longer earn fees based on AUM in that plan. If one or more plan sponsors were to cancel their contracts with us or fail to renew those contracts, our revenue, operating results and financial condition could be harmed.

Our Professional Management service makes up a significant and growing part of our revenue base. Our business could suffer if fees we can charge for these services decline.

We earn fees for our Professional Management service based on the value of assets in the accounts we manage, which we refer to as AUM. We believe that these services will continue to make up a substantial and growing portion of our revenue for the foreseeable future. There are many investment advisory and management services and other financial products available in the marketplace, which could result in downward pressure on fees for our Professional Management service. Government regulation, such as legislative constraints on fees, could also limit the fees we can charge for our Professional Management service. Our contract terms may include thresholds, which upon attainment, may reduce the fees we charge for our Professional Management service. If we are forced to lower the fees we charge for our Professional Management service, our revenue, operating results and financial condition could be harmed.

Our failure to increase the number of plan sponsors with whom we have relationships could harm our business.

Our future success depends on increasing the number of plan sponsors with whom we have relationships. If the market for our services declines or develops more slowly than we expect, or the number of plan sponsors that choose to provide our services to their plan participants declines or fails to increase as we expect, revenue, operating results and financial condition could be harmed.

We rely on plan providers and plan sponsors to provide us with accurate and timely plan and plan participant data in order for us to provide our services, and we rely on plan providers to execute transactions in the accounts we manage.

Our ability to provide high-quality services depends on plan sponsors and plan providers supplying us with accurate and timely data in a usable format. Errors or delays in the data we receive from plan providers or plan sponsors, missing data, data transmitted in a format that we cannot readily use, or miscommunication about what data should be transmitted or in what format, could lead us to make advisory, transaction or disbursement errors that could harm our reputation or lead to financial liability, or may prevent us from providing our services to, or earning revenue from, otherwise eligible plan participants. In addition, when we make changes in an account we manage, or direct a disbursement, we instruct the plan provider to execute the transactions. If a plan provider fails to execute transactions in an accurate and timely manner, it could harm our reputation or lead to financial liability. In turn, our operating results and financial condition could be harmed.

We may be liable to our plan sponsors, plan participants or plan providers for damages caused by system failures, errors or unsatisfactory performance of services.

If we fail to prevent, detect or resolve errors in our services, regardless of the cause of the errors, our business and reputation could suffer. Errors in inputs or processing, such as plan set-ups, transaction instructions or plan participant data, could be magnified across many accounts. Concentrated positions held by many plan participants, particularly in employer stock, could result in a large liability if a systematic input or processing error was to cause us to make errors in transactions relating to those positions. We may not be able to identify or resolve these errors in a timely manner. In addition, failure to perform our services for Professional Management members, including plan disbursements, on a timely basis could result in liability. We may also have liability to the plan provider where we have a subadvisory relationship with the plan provider. After an error is identified, resolving the error and implementing remedial measures would likely divert the attention and resources of our management and key technical personnel from other business concerns. Any errors in the performance of services for a plan sponsor or plan provider, or poor execution of these services, could result in a plan sponsor or plan provider terminating its agreement. Although we attempt to limit our contractual liability for consequential damages in rendering our services, these limitations on liability may be unenforceable in some cases, or may be insufficient to protect us from liability for damages. ERISA and other applicable laws require that we meet a fiduciary obligation to plan participants. We maintain general liability insurance coverage, including coverage for errors or omissions; however, this coverage may not continue to be available on reasonable terms or may be unavailable in sufficient amounts to cover one or more large claims. An insurer might disclaim coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirement, in which event our operating results and financial condition could be harmed.

If our reputation is harmed, we could suffer losses in our business and revenue.

Our reputation, which depends on earning and maintaining the trust and confidence of plan providers, plan sponsors and plan participants that are current and potential customers, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by other plan fiduciaries or plan participants, employee misconduct, perceptions of conflicts of interest and rumors, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. In addition, any perception that the quality of our investment advice may not be the same or better than that of other providers could also damage our reputation. Any damage to our reputation could harm our ability to attract and retain plan providers, plan sponsor customers and key personnel. This damage could also cause plan participants to stop using or enrolling in our Professional Management service, which would adversely affect the amount of AUM on which we earn fees, in which event our revenue, operating results and financial condition could be harmed.

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

Many of our agreements with plan sponsors and plan providers do not limit our potential liability for breaches of confidentiality and consequential damages. If any person, including any of our employees, penetrates our network security, misappropriates or mishandles sensitive data, inadvertently or otherwise, we could be subject to significant liability from our plan sponsors and plan providers for breaching contractual confidentiality provisions or privacy laws. In addition, our agreements with plan sponsors and plan providers require us to meet specified minimum system security and privacy standards. Given the growing concern over privacy and identity theft, we have been and expect to continue to be subject to increased scrutiny by both plan providers and plan sponsors, which have increased the frequency and thoroughness of their audits. If we fail to meet these standards, our plan sponsors and plan providers may seek to terminate their agreements with us. Regulations in some states may require notification via the press in the event of security breaches, which could further harm our reputation. Unauthorized disclosure of sensitive or confidential data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation, expose us to litigation, cause us to lose business, harm our revenue, operating results or financial condition and subject us to regulatory action, which could include sanctions and fines.

Privacy concerns could require us to modify our operations.

As part of our business, we use plan participants’ personal data. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use of this data. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant additional expense, in which event our revenue, operating results and financial condition could be harmed.

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

We currently obtain market and other financial data we use to generate our investment advice from a number of third-party vendors. Termination of one or more of these vendor agreements, exclusion from, or restricted use of a data provider’s information could decrease the information available for us to use and offer our clients. We do not currently have secondary sources or other suppliers for some of these data items and the lack of these resources may have a material adverse effect on our business, financial condition or results of operations. If these data feed agreements were terminated, backup services would take time to set up and our business and results of operations could be harmed. We rely on these data suppliers to provide timely and accurate information, and their failure to do so could harm our business.

In addition, some data suppliers may seek to increase licensing fees for providing content to us. If we are unable to renegotiate acceptable licensing arrangements with these data suppliers or find alternative sources of equivalent content, we may experience a reduction in our operating margins or market share, in which event our revenue, operating results and financial condition could be harmed.

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

We operate in a highly competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors that offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, Inc., GuidedChoice and ProManage LLC. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity and Merrill Lynch. We currently have a relationship with Fidelity that allows us to provide our services to plan sponsors that elect to hire us for which Fidelity is the plan provider. We also face indirect competition from products that could potentially substitute for our portfolio management services, investment advice and retirement income, most notably target-date retirement funds. Target-date funds are offered by multiple financial institutions, including BlackRock, T. Rowe Price, Fidelity and Vanguard. These funds provide generic asset allocation based on the investment horizon of the investor. Target-date funds, managed accounts and balanced funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. In addition, with the introduction of the Income+ feature, indirect competitors who offer income solutions in retirement include providers of insurance products. Plan providers offer or may choose to offer directly and indirectly competitive products in the future. The plan providers with which we do not have contractually exclusive relationships may enter into similar relationships with our competitors. This in turn may harm our business.

Many of our competitors have larger customer bases and significantly greater resources than we do. This may allow our competitors to respond more quickly to new technologies and changes in demand for services, to devote greater resources developing and promoting their services and to make more attractive offers to potential plan providers, plan sponsors and plan participants. Industry consolidation may also lead to more intense competition. Increased competition could result in price reductions or loss of market share, in which event our revenue, operating results and financial condition could be harmed.

Our future success depends on our ability to recruit and retain qualified employees, including our executive officers.

Our ability to provide portfolio management services, investment advice and retirement income and maintain and develop relationships with plan participants, plan providers and plan sponsors depends largely on our ability to attract, train, motivate and retain highly skilled professionals, particularly professionals with backgrounds in sales, technology and financial and investment services. We believe that success in our business will continue to be based upon the strength of our intellectual capital. For example, due to the complexity of our services and the intellectual capital invested in our investment methodology and technology, the loss of personnel integral to our investment research, product development and engineering efforts would harm our ability to maintain and grow our business. Consequently, we must hire and retain employees with the technical expertise and industry knowledge necessary to continue to develop our services and effectively manage our growing sales and marketing organization to ensure the growth of our operations. We believe there is significant competition for professionals with the skills necessary to perform the services we offer. We experience competition for analysts and other employees from financial institutions and financial services organizations such as hedge funds and investment management companies that generally have greater resources than we do and therefore may be able to offer higher compensation packages. Competition for these employees is intense, and we may not be able to retain our existing employees or be able to recruit and retain other highly qualified personnel in the future. If we cannot hire and retain qualified personnel, our ability to continue to expand our business would be impaired and our revenue, operating results and financial condition could be harmed.

If our intellectual property and technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position could suffer.

Our future success and competitive position depend in part on our ability to protect our proprietary technology and intellectual property. We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and intellectual property. We also require our employees, consultants, vendors, plan sponsors and plan providers to enter into confidentiality agreements with us. We currently have 12 issued U.S. patents which relate to novel aspects of our financial advisory platform, including user interface features, our pricing module, load-aware optimization, advice palatability, financial goal planning and other key technologies of our outcomes-based investing methodologies. We also have several additional pending U.S. patent applications. In addition, we have issued patents and pending patent applications in foreign jurisdictions. One or more of our issued patents or pending patent applications may be called into question on the basis of being directed to abstract ideas or methods of doing or conducting business. The general validity of software patents and so called “business method” patents have been challenged in a number of jurisdictions, including the United States. Changes in patent laws or case law may impact the scope of patent-eligible subject matter by, for example, limiting what constitutes a patentable “process.” Our patents may become less valuable if software or business methods are found to be a non-patentable subject matter or if additional requirements are imposed that our patents do not meet.

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

We also expect that the more successful we are, the more likely it becomes that competitors will try to develop products that are similar to ours, which may infringe on our proprietary rights. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, operating results, financial condition, reputation and competitive position could be harmed.

Third parties may assert intellectual property infringement claims against us, or our services may infringe the intellectual property rights of third parties, which may subject us to legal liability and harm our reputation.

Assertion of intellectual property infringement claims against us, plan providers or plan sponsors could result in litigation. We might not prevail in any such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, or at all. Even if obtained, we may be unable to protect such licenses from infringement or misuse, or prevent infringement claims against us in connection with our licensing efforts. We expect that the risk of infringement claims against us will increase if more of our competitors are able to obtain patents for software products and business processes, and if we hire employees who possess third party proprietary information. Any such claims, regardless of their merit or ultimate outcome, could result in substantial cost to us, divert management’s attention and our resources away from our operations and otherwise harm our reputation. Our process for controlling employees’ use of third party proprietary information may not be sufficient to prevent assertions of intellectual property infringement claims against us. If we are not successful in overcoming such claims and are required to pay damages, licensing fees or fines, our revenue, operating results and financial condition could be harmed.

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

We have and will continue to incur significant legal, accounting and other expenses as a public company. The individuals who constitute our management team have limited experience managing a publicly traded company and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives, and we may not continue to successfully or efficiently manage our transition into a public company. We expect rules and regulations such as the Sarbanes-Oxley Act of 2002 and the Investor Protection and Securities Reform Act of 2010 to increase our legal and finance compliance costs and to make some activities more time-consuming and costly. We will need to engage additional resources with public accounting and disclosure experience in order to meet our ongoing obligations as a public company. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting in our annual report on Form 10-K for the fiscal year ending December 31, 2011. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors.

Our insiders who are significant stockholders may influence the election of our board and may have interests that conflict with those of other stockholders.

Our directors and executive officers, together with members of their immediate families, beneficially own, in the aggregate, a significant portion of our outstanding capital stock. As a result, acting together, this group has the ability to exercise significant influence over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions.

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

Risks Related to Our Industry

Changes in laws applicable to our services may adversely affect our business.

We may be adversely affected as a result of new or revised legislation or regulations promulgated by Congress, the SEC, Department of Labor or other U.S. regulatory authorities or self-regulatory organizations that supervise the financial markets and retirement industry. In addition, we may be adversely affected by changes in the interpretation of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business. For example, legislation or regulation regarding fees may affect our business. Future legislation or regulation could change or eliminate certain existing restrictions relating to conflicts of interest, which might lower the relative value of our independence, or reduce or eliminate tax benefits associated with defined contribution plans or otherwise restructure defined contribution plans in a way that affects their use by plan sponsors or plan participants, which could cause a reduction in the number of plans where our services are offered or slow our AUM growth. Changes to laws or regulations, or any change that results in our becoming subject to the jurisdiction of any additional regulator, such as a self-regulatory organization, could increase our potential liability for offering portfolio management services, investment advice and retirement income, affect our ability to offer our Passive Enrollment option or invalidate pre-dispute arbitration clauses in our agreements, leading to increased costs to litigate any claims against us. Changes to laws or regulations could also increase our legal compliance costs, divert internal resources and make some activities more time-consuming and costly. The laws, rules and regulations applicable to our business may change in the future, and we may not be able to comply with any such changes. If we fail to comply with any applicable law, rule or regulation, we could be fined, sanctioned or barred from providing investment advisory services in the future, which could materially harm our business and reputation.

We are subject to complex regulation, and any compliance failures or regulatory action could adversely affect our business.

The financial services industry is subject to extensive regulation at the federal and state levels. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business. The securities laws and other laws that govern our activities as a registered investment advisor are complex and subject to rapid change. The activities of our investment advisory and management operations are subject primarily to provisions of the Investment Advisers Act and ERISA, as well as certain state laws. We are a fiduciary under ERISA. Our investment advisory services are also subject to state laws including anti-fraud laws and regulations. The Investment Advisers Act addresses, among other things, fiduciary duties, recordkeeping and reporting requirements and disclosure requirements and also includes general anti-fraud prohibitions. If we fail to comply with any applicable law, rule or regulation, we could be fined, sanctioned or barred from providing investment advisory services in the future, which could materially harm our business and reputation. We may also become subject to additional regulatory and compliance requirements as a result of any expansion or enhancement of our existing services or any services we may offer in the future. For example, we may be subject to insurance licensing or other requirements in connection with our retirement planning services, even if our activities are limited to describing regulated products. Compliance with any new regulatory requirements may divert internal resources and take significant time and effort. Any claim of noncompliance, regardless of merit or ultimate outcome, could subject us to investigation by the SEC or other regulatory authorities. This in turn could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation.

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

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in March 2010 at a price of $12.00 per share, our closing stock price has ranged from $12.35 to $19.97 for the period March 16, 2010 to December 31, 2010. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	general economic and market conditions;

•	issuance of new or updated research or reports by securities analysts;

•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected;

•	changes in the economic performance or market valuations of other companies engaged in providing portfolio management services, investment advice and retirement income;

•	loss of a significant amount of existing business;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	regulatory developments in our target markets affecting us, our plan sponsors or our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	issuances, sales or expected sales of additional common stock; and

•	terrorist attacks or natural disasters or other such events impacting countries where we or our plan sponsors have operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease our principal executive offices in Palo Alto, California under a lease that expires on August 31, 2012. We also lease office space in Phoenix, Arizona, primarily for our operations and call center, under a lease that expires on May 31, 2015, with an option to extend the lease until May 31, 2020. We are currently expanding our leased space in Phoenix through an amendment to our existing lease, to accommodate additional employees added to handle the growth of our operations and call center. We also sublease office space in Boston, Massachusetts, under a lease that expires on January 30, 2015. We are in the process of securing additional leased space in Boston to accommodate new employees. We believe that our current facilities in Palo Alto, California are sufficient to meet our current needs in that location, though we will continue to monitor our requirements for office space as our company expands.

Item 3.	Legal Proceedings

We are currently not party to any material legal proceedings. We may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “FNGN.” Our initial public offering was priced at $12.00 per share on March 16, 2010. Prior to that date there was no public trading market for our common stock. The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on the NASDAQ Global Select Market.

	Year Ended December 31, 2010
	High	Low

First Quarter (from March 16, 2010)	$18.96	$14.90
Second Quarter	$17.29	$13.09
Third Quarter	$16.16	$12.27
Fourth Quarter	$20.41	$13.08

As of March 1, 2011, the number of record holders of our common stock was 260. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Financial Engines, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from March 16, 2010 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2010 of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index, The NASDAQ Composite Index and the Financial Sector SPDR. The graph assumes an investment of $100 on March 16, 2010, and the reinvestment of any dividends. For our common stock, the investment performance is measured as of the closing price of our common stock on March 16, 2010 of $17.25, which differs from our IPO price of $12.00.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 10 MONTH CUMULATIVE TOTAL RETURN*
Among Financial Engines, Inc., the Standard & Poor’s 500 Index,
The NASDAQ Composite Index and the Financial Sector SPDR

* 100 invested in stock as of March 16, 2010 — including reinvestment of dividends

	03/16/10	03/31/10	04/30/10	05/28/10	06/30/10	07/30/10	08/31/10	09/30/10	10/29/10	11/30/10	12/31/10
Financial Engines, Inc.	100	98	92	88	79	85	77	77	85	98	115
S&P 500	100	101	103	94	89	96	91	99	103	103	110
The NASDAQ Composite Index	100	101	104	95	89	95	89	100	106	106	112
Financial Sector SPDR	100	101	103	93	88	94	86	92	93	92	102

Unregistered Sales of Equity Securities

As previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, during the year ended December 31, 2010, we issued a net of 2,166,335 shares of common stock upon the exercise of options to purchase our common stock granted under our 1998 Stock Option Plan. The shares of common stock issued pursuant to these stock options were unregistered securities granted under our 1998 Stock Option Plan as permitted by Rule 701 of the Securities Act of 1933. The aggregate purchase price of the shares was $11.2 million, of which $11.0 million was received in cash. The remaining amount of the purchase price was received in the form of shares forfeited in lieu of cash, which were valued at the fair market value on the day of the transaction. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

As of January 1, 2011, 9,556,719 shares of unregistered common stock are subject to outstanding stock options granted under our 1998 Stock Option Plan. These stock options may be exercised from time to time and have exercise prices ranging from $1.00 to $10.00 per share. If all such outstanding options are exercised, we would receive an aggregate of $60.3 million. Any exercise of these stock options will be effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. At the time of any such exercises, all recipients will have either received adequate information about us or had access, through employment or other relationships, to such information. No underwriters will be employed in connection with these transactions.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)

Statements of Operations Data:
Revenue:
Professional management	$14,597	$28,226	$38,963	$52,579	$79,137
Platform	28,950	31,374	29,498	30,048	29,717
Other	4,686	3,750	2,810	2,355	2,918

Total revenue	48,233	63,350	71,271	84,982	111,772

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	15,691	20,602	27,588	29,573	37,599
Research and development	14,233	14,643	13,663	15,618	19,343
Sales and marketing	18,807	19,871	21,157	22,515	26,403
General and administrative	5,557	6,663	6,613	7,679	11,644
Withdrawn offering expense	—	—	3,031	—	—
Amortization of internal use software	2,499	3,070	2,258	2,813	3,912

Total costs and expenses	56,787	64,849	74,310	78,198	98,901

Income (loss) from operations	(8,554)	(1,499)	(3,039)	6,784	12,871
Interest expense	(317)	(961)	(799)	(612)	(46)
Interest and other income, net	896	687	236	351	21

Income (loss) before income taxes	(7,975)	(1,773)	(3,602)	6,523	12,846
Income tax expense (benefit)	8	31	12	834	(50,729)

Net income (loss)	(7,983)	(1,804)	(3,614)	5,689	63,575
Less: Stock dividend	930	—	2,362	1,082	5,480

Net income (loss) attributable to holders of common stock	$(8,913)	$(1,804)	$(5,976)	$4,607	$58,095

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)

Net (loss) income per share attributable to holders of common stock
Basic	$(1.00)	$(0.19)	$(0.61)	$0.46	$1.66
Diluted	$(1.00)	$(0.19)	$(0.61)	$0.13	$1.30
Shares used to compute net income (loss) per share attributable to holders of common stock
Basic	8,879	9,427	9,767	10,106	35,096
Diluted	8,879	9,427	9,767	34,866	44,826
Cash dividends per share to common stockholders	$0.00	$0.00	$0.00	$0.00	$0.00

Non-GAAP Financial Data:
Adjusted EBITDA(1)	$(856)	$8,333	$8,409	$19,553	$28,389
Adjusted Net Income (Loss)(2)	$(6,154)	$925	$1,635	$9,872	$18,066
Adjusted Earnings per Share(2)	$(0.14)	$0.02	$0.04	$0.23	$0.39

(1)	The table below sets forth a reconciliation of net income (loss) to Adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, unaudited)

Net income (loss)	$(7,983)	$(1,804)	$(3,614)	$5,689	$63,575
Interest (income) expense, net	(580)	352	563	605	25
Income tax expense (benefit)	8	31	12	834	(50,729)
Depreciation	1,388	1,284	1,641	1,729	1,816
Withdrawn offering expense	—	—	3,031	—	—
Amortization of internal use software	2,488	3,020	2,196	2,711	3,703
Amortization of direct response advertising	—	—	—	64	1,185
Amortization of deferred sales commissions	864	1,034	991	1,153	1,155
Stock-based compensation expense	2,959	4,416	3,589	6,768	7,659

Adjusted EBITDA	$(856)	$8,333	$8,409	$19,553	$28,389

(2)	The table below sets forth a reconciliation of net income (loss) to Adjusted Net Income (Loss) and Adjusted Earnings Per Share based on our historical results:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data, unaudited)

Net income (loss)	$(7,983)	$(1,804)	$(3,614)	$5,689	$63,575
Stock-based compensation expense, net of tax(1)	1,829	2,729	2,218	4,183	4,733
Withdrawn offering expense	—	—	3,031	—	—
Income tax benefit from release of valuation allowance	—	—	—	—	(50,242)

Adjusted Net Income (Loss)	$(6,154)	$925	$1,635	$9,872	$18,066

Non-GAAP Adjusted Earnings Per Share	$(0.14)	$0.02	$0.04	$0.23	$0.39

Shares of common stock outstanding	39,599	40,047	40,448	40,807	41,601
Dilutive restricted stock and stock options	3,279	3,167	3,462	2,052	4,831

Non-GAAP adjusted common shares outstanding	42,878	43,214	43,910	42,859	46,432

(1)	For the calculation of Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to stock-based compensation for all periods presented.

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$18,196	$15,015	$14,857	$20,713	$114,937
Working capital	$13,268	$16,390	$2,490	$16,562	$124,970
Total assets	$36,755	$42,108	$42,302	$58,352	$217,616
Bank borrowings and note payable	$10,000	$10,000	$13,500	$8,055	$—
Total liabilities	$28,988	$30,594	$31,033	$34,086	$32,396
Total stockholders’ equity	$7,767	$11,514	$11,269	$24,266	$185,220

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of independent, technology-enabled portfolio management, investment advice and retirement income services to participants in employer-sponsored defined contribution retirement plans, such as 401(k) plans. We use our proprietary advice technology platform to provide our services to millions of retirement plan participants on a cost-efficient basis. Our business model is based on workplace delivery of our services. We target three key constituencies in the retirement plan market: plan participants, plan sponsors and plan providers.

Revenue

We generate revenue primarily from management fees on Assets Under Management, or AUM, as well as from platform fees, by providing portfolio management services, investment advice and retirement income services to plan participants of employer-sponsored retirement plans.

Professional Management.  We derive professional management revenue from member fees paid by plan participants who are enrolled in our Professional Management service for the management of their account assets. Our Professional Management service is a discretionary investment management service, that includes a Retirement Plan analyzing investments, contribution rate and projected retirement income, a Retirement Checkup designed to help plan participants to develop a strategy for closing the gap, if any, between the participant’s retirement goal and current retirement income forecast and retirement income services. The services are generally made available to plan participants in a 401(k) plan by written agreements with the plan provider, plan sponsor and the plan participant.

The arrangement generally provides for member fees based on the value of assets we manage for plan participants and is generally payable quarterly in arrears. Prior to October 1, 2010, our professional management revenue was generally the product of member fee rates and the value of AUM at or near the end of each quarter. Effective October 1, 2010, we changed our method of calculating fees for substantially all members with which we have a direct advisory relationship from quarterly to monthly, thereby calculating fees as the product of member fee rates and the value of AUM at or near the end of each month for members. As a result, the majority of our member fees across both advisory and subadvisory relationships are calculated on a monthly basis. In general, we expect this new methodology to reduce the impact of financial market volatility on our professional management revenue, although this methodology may result in lower member fees if the financial markets are down when member fees are calculated, even if the market had performed well earlier in the month or the quarter.

Due to the fee structure with one of our plan providers under which we recognize the difference between earned revenue and minimum contractual revenue in the fourth quarter, we typically see an increase in professional management revenue in the fourth quarter.

In order to encourage enrollment into our Professional Management service, we use a variety of promotional techniques, some of which can potentially impact the amount of revenue recognized, the timing of revenue recognition or both. Historically, we have seen a general preference from plan sponsors to schedule campaigns in the second and third quarters of the year and we expect this trend to continue.

We would generally expect our professional management revenue to continue to increase as a percent of overall revenue, which will cause our revenue to become increasingly more sensitive to market performance.

Enrollment Metrics

We measure enrollment in our Professional Management service by members as a percentage of eligible plan participants and by AUM as a percentage of Assets Under Contract, or AUC, in each case across all plans where the Professional Management service is available for enrollment, including plans where enrollment campaigns are not yet concluded or have not commenced.

AUM is defined as the amount of retirement plan assets that we manage as part of our Professional Management service. Our AUM is the value of assets under management as reported by plan providers at or near the end of each month or quarter. Our members are the plan participants who are enrolled in our Professional Management service as reported by plan providers at or near the end of each month or quarter.

AUC is defined as the amount of assets in retirement plans under contract for which the Professional Management service has been made available to eligible participants. Our AUC and eligible participants do not include assets or participants in plans where we have signed contracts but for which we have not yet made the Professional Management service available. Eligible participants are reported by plan providers as of various points in time. The value of assets under contract is reported by plan providers as of various points in time and is not always updated or marked to market. If markets have declined since the reporting date, or if assets have left the plan, our AUC may be overstated. If markets have risen since the reporting date, or if assets have been added to the plan, our AUC may be understated. Some plan participants may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the plan participant. Certain securities within a plan participant’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. In both of these circumstances, assets of the relevant participants may be included in AUC but cannot be converted to AUM. We believe that AUC can be a useful indicator of the additional plan assets available for enrollment efforts that, if successful, would result in these assets becoming AUM. We believe that total eligible participants provides a useful approximation of the number of participants available for enrollment into the Professional Management service.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a
	Percentage of	AUM as a
	Eligible	Percentage of
All plans as of December 31, 2010	Participants	AUC

Professional Management available	10.3%	10.0%
Professional Management available 14 months or more	11.4%	11.3%
Professional Management available 26 months or more	12.1%	11.9%

As of December 31, 2010, the aggregate style exposure of the portfolios we managed was approximately as follows:

Cash	4%
Bonds	24%
Domestic Equity	48%
International Equity	24%

Total	100%

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

Changes in AUM

The following table illustrates changes in our AUM from over the last four quarters:

	Q1’10	Q2’10	Q3’10	Q4’10
	(In billions)

AUM, beginning of period	$25.7	$29.9	$29.4	$34.0
AUM from net enrollment(1)	2.9	0.6	1.8	1.0
Other(2)	1.3	(1.1)	2.8	2.7

AUM, end of period	$29.9	$29.4	$34.0	$37.7

(1)	The aggregate amount of assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the period less the aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period, less the aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. AUM from net enrollment reflects a minor reporting change from prior periods related to cancellations and provider conversions. Total AUM is unchanged.

(2)	Other factors affecting assets under management include market movement, employer and employee contributions, plan administrative fees as well as participant loans and hardship withdrawals. We cannot separately quantify the impact of these factors as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement. Other reflects a minor reporting change from prior periods related to cancellations and provider conversions. Total AUM is unchanged.

Our AUM increases or decreases based on several factors. AUM can increase due to market performance, by the addition of new assets as participants enroll into our Professional Management service both at existing sponsors as well as at new sponsors where the services have been made available, and by the addition of new assets from employee and employer contributions into their 401(k) accounts. AUM can decrease due to market performance and by the reduction of assets as a result of members terminating their membership, members rolling their assets out of the retirement plan and sponsors canceling the Professional Management service. Historically, member cancellation rates have typically increased during periods where there has been a significant decline in stock market performance and, in addition, member cancellation rates are typically the highest in the three months immediately following the completion of a given promotional campaign.

A substantial portion of the assets we manage is invested in equity securities, the market prices of which can vary substantially based on changes in economic conditions. An additional portion is invested in fixed income securities, which will generally have lower volatility than the equity market. Therefore, while any changes in equity market performance would significantly affect the value of our AUM, particularly for the AUM invested in equity securities, such changes would typically result in lower volatility for our AUM than the volatility of the equity market as a whole. Because a substantial portion of our revenue is derived from the value of our AUM, any changes in fixed income or equity market performance would significantly affect the amount of revenue in a given period. If any of these factors reduces our AUM, the amount of member fees we would earn for managing those assets would decline, which in turn could negatively impact our revenue. Due to the current fee structure with one of our plan providers, we currently recognize the difference between annual earned professional management revenue and annual contractual minimums in the fourth quarter each year.

Platform.  We derive platform revenue from recurring, subscription-based platform fees for access to either our full suite of services, including Professional Management, Online Advice service and Retirement Evaluation, or to our Online Advice service only, and to a lesser extent, from setup fees. Online Advice is a nondiscretionary Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the employer sponsored retirement plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure. Platform revenue is generally paid annually in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over the estimated average life of sponsor contracts, which is usually three to five years.

Other Revenue.  Other revenue includes reimbursement for a portion of marketing and member materials from certain subadvisory relationships and reimbursement for providing personal statements to participants from a limited number of plan sponsors. The costs associated with these reimbursed print fulfillment materials are expensed to cost of revenue. A small portion of other revenue has been derived from a defined benefit consulting business, which was discontinued as of December 31, 2010.

Costs and Expenses

Employee compensation and related expenses represent our largest expense. We allocate compensation and other related expenses including stock-based compensation, to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. While we expect our headcount to increase over time, we believe that the economies of scale in our business model can allow us to grow our compensation and related expenses at a lower rate than revenue.

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

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue.  Cost of revenue includes fees paid to plan providers for connectivity to plan and plan participant data, printed materials fulfillment costs for certain subadvisory relationships for which we are reimbursed, printed member materials, and employee-related costs for technical operations, implementations, operations, advisor call center operations, portfolio management and customer support. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, and purchased materials. Costs for connectivity to plan and plan participant data are expected to increase relative to our professional management revenue, as well as by contractual increases in plan provider fees as a result of achieving certain milestones. The expenses included in cost of revenue are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our statements of operations. Amortization of internal use software, a portion of which relates to our cost of revenue, is not included in cost of revenue but is reflected as a separate line item in our statement of operations.

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

Sales and Marketing.  Sales and marketing expense includes costs associated with plan provider and plan sponsor relationship management, marketing our services, plan provider and plan sponsor marketing, direct sales, printing of and postage for marketing materials for direct advisory relationships and amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs.

General and Administrative.  General and administrative expense includes costs for finance, legal, compliance and administration. Costs in this area include employee compensation and related expenses and fees for consulting and professional services. We have incurred and we expect that we will continue to incur additional expenses as a result of becoming a public company for, among other things, SEC reporting and compliance, including compliance with the Sarbanes-Oxley Act of 2002, director fees, insurance, and other similar expenses.

Amortization of Internal Use Software.  Amortization of internal use software expense includes engineering costs associated with (1) enhancing our advisory service platform and (2) developing internal systems for tracking member data, including AUM, member cancellations and other related member statistics. Associated direct development costs are capitalized and amortized using the straight-line method over the estimated lives, typically three to five years, of the underlying technology. Costs in this area include employee compensation and related expenses, and fees for external consulting services.

Critical Accounting Policies and Significant Management Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that there are several accounting policies that are critical to understanding our business and prospects for future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates.

These significant policies are:

•	Revenue recognition;

•	Income taxes;

•	Stock-based compensation;

•	Direct response advertising; and

•	Deferred sales commissions.

These policies and our procedures related to these policies are described in detail below. In addition, please refer to the notes to consolidated financial statements for further discussion of our accounting policies.

Revenue Recognition.  We recognize revenue when all four of the following revenue recognition criteria have been met:

•	persuasive evidence of an arrangement exists;

•	the product has been delivered or the service has been performed;

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires the company to make judgments and estimates. Occasionally, arrangements with multiple elements and nonstandard terms and conditions may require contract interpretation to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting. Other judgments include determining whether we are acting as the principal in a transaction and whether separate contracts are considered part of one arrangement.

We generate revenue through three primary sources: professional management revenue, platform revenue and other revenue.

We generate professional management revenue on the value of assets we manage for plan participants, which fees are generally payable quarterly in arrears. Each plan provider sends us a weekly file with the applicable asset under management values, on a specific day of the week agreed in advance with the plan provider, but which day varies by plan provider. Prior to October 1, 2010, we generally used the most recently received file at each quarter end to calculate our member fees and recognize revenue for members. Effective October 1, 2010, we changed our method of calculating member fees for substantially all members with which we have a direct advisory relationship from quarterly to monthly, thereby calculating fees for members with which we have a direct advisory relationship as the product of member fee rates and the value of AUM as per the most recently received file at each month end. As a result, the majority of our member fees across both advisory and subadvisory relationships are calculated on a monthly basis. Pursuant to the contracts with our members, we calculate our member fees based on the asset amounts in these files as received directly from the plan providers, with no judgment or estimates on our part. None of our member fees are based on investment performance or other incentive arrangements. Our member fees are not based on a share of the capital gains or appreciation in a member’s account (except as such appreciation is reflected in aggregate AUM). In some cases, our member fees may adjust downward based on overall participant or AUM enrollment performance milestones over time. Our member fees are determined by the value of the assets in the member’s account at the specified dates.

Revenue derived from member fees for our Professional Management service is recognized as the services are performed. In certain instances, fees payable by members are deferred for a specified period, and are waived if the member cancels within the specified period. Effective January 1, 2009, we commenced recognizing revenue during certain of these fee deferral periods based on our estimate of the expected retention and cancellation rates determined by historical experience of similar arrangements. We currently only recognize revenue for fee deferral periods of approximately three months or less and where the member has actively enrolled in our Professional Management service. If we use different assumptions for expected retention and cancellation rates, or if actual retention and cancellation rates differ materially from our estimates, future revenue recognized may vary from what we have recorded in the current period. As a result of recognizing revenue during the fee deferral periods, our revenue during the years ended December 31, 2009 and 2010 were higher by approximately $0.3 million and $0.5 million, compared to the year ended December 31, 2008.

Platform revenue includes annual subscription-based fees for access to either our Online Advice and Retirement Evaluation services and to a lesser extent, setup fees. Platform fees are paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure, and vary depending on the type of service provided. Subscription fees for our Online Advice service are generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over the estimated average life of sponsor contracts, which is usually three to five years. Other revenue is recognized as the related services are performed, in accordance with the specific terms of the contract with the customers.

Deferred revenue consists primarily of billings or payments received in advance of revenue recognition generated by subscription fees for our Online Advice service and setup fees described above. For these services, we generally invoice our customers in annual or quarterly installments payable in advance. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription contracts. Setup fees are recognized ratably over the estimated average life of sponsor contracts, which is usually three to five years.

Income Taxes.  We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.

We use the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made.

Prior to September 30, 2010, we maintained a full valuation allowance for our net deferred tax assets, since the likelihood of the realization of those assets had not become “more likely than not”. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets, including scheduling of deferred tax liabilities and projected income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance. As of September 30, 2010, and December 31, 2010, we believed that sufficient positive evidence existed from historical operations and future income projections to conclude that it was more likely than not to fully realize our federal deferred tax assets and to partially realize our state of California deferred tax assets. Therefore, we released valuation allowances of $55.4 million during the year ended December 31, 2010. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $2.5 million relating to the state of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

As of December 31, 2010, we had net operating loss carryforwards for federal and state income tax purposes of approximately $120.0 million and $63.5 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2028.

As of December 31, 2010, approximately $25.4 million of the net operating losses will benefit additional paid in capital when realized. As of December 31, 2010, we also had research credit carryforwards for federal and state of California income tax purposes of approximately $2.2 million and $1.1 million, respectively, available to reduce future income taxes. The federal research credit carryforwards expire through 2030. The state of California research credit carries forward indefinitely.

All tax years since inception are open and may be subject to examination in one or more jurisdictions. We have undergone a federal tax examination for fiscal years 2006 and 2007. As a result, we received a Notice of Proposed Adjustment, or NOPA, dated August 24, 2010 from the Internal Revenue Service, or IRS, which reduced our gross unrecognized tax benefits associated with research credits related to prior returns. We have determined that the NOPA will not have a material impact on our financial condition and results of operations.

Stock-Based Compensation.  Stock-based compensation for stock awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price and related volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends.

	Year Ended December 31,
	2008	2009	2010

Expected life in years	6.06	6.07	5.99
Risk-free interest rate	2.58%	2.62%	2.60%
Volatility	52%	53%	51%
Dividend yield	—	—	—

We use the “simplified” method in developing an estimate of expected term of stock options as we expect our employee exercise behavior to change resulting from our initial public offering. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We estimate expected volatility based on a combination of the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income (loss) and net income (loss) per share.

Direct Response Advertising.  Effective July 1, 2009, we commenced capitalization of advertising costs associated with direct advisory Active Enrollment campaigns, which caused a significant amount of costs to be capitalized for the years ended December 31, 2009 and 2010. Our advertising costs consist primarily of print materials associated with new member solicitations. Advertising costs that do not qualify as direct response advertising are expensed to sales and marketing at the first time the advertisement takes place. Effective July 1, 2009, we commenced capitalization of advertising costs associated with direct advisory Active Enrollment campaigns on a prospective basis as it was then determined that we had sufficient and verifiable historical patterns over a reasonable period to demonstrate probable future benefits of such campaigns.

Direct response advertising costs are capitalized only if the primary purpose of the advertising is to elicit sales to customers who could be shown to have responded specifically to the advertising and the direct response advertising results in probable future benefits. Advertising costs relating to Passive Enrollment campaigns and other general marketing materials sent to participants do not qualify as direct response advertising and are expensed to sales and marketing in the period the advertising activities first take place. Print fulfillment costs relating to subadvisory campaigns do not qualify as direct response advertising and are expensed to cost of revenue in the period in which the expenses were incurred. Advertising costs associated with direct advisory Active Enrollment campaigns qualify for capitalization as direct response advertising. The capitalized costs are amortized over the period over which the future benefits are expected to be received. Because of how we earn revenue from our Professional Management service, demonstrating that the direct response advertising related to our direct advisory Active Enrollment campaigns results in probable future benefits requires us to make several assumptions about the gross revenue we will earn and costs we will incur as a result of each campaign.

We have developed forecasting methodologies that have a degree of reliability sufficient to reasonably estimate the future gross revenue stream associated with a given campaign. The significant estimates and judgments we use in our forecasting methodologies include average period of probable future benefits, change in AUM due to market performance, AUM cancellation rates, net contribution rates and estimated enrollment results for campaigns that have not yet been completed. We have estimated our period of probable future benefits by considering both the historical retention rate of our members while not exceeding the number of years over which we can accurately forecast future net revenues. The change in AUM due to market performance is an estimate of future stock market performance and its estimated relative effect on our AUM. AUM cancellation rate is defined as the rate at which assets will cancel out of Professional Management program due to voluntary member terminations. A voluntary member termination is when a member contacts Financial Engines and terminates his or her membership in the Professional Management service. Involuntary cancellations (such as sponsor and employee terminations or rollovers) are captured in the net contribution rate. Net contribution rate is defined as the net amount assets will increase as a result of new contributions in to the 401(k) plan less the amount assets will decrease as a result of disbursements from the 401(k) plan, as a result of involuntary cancellations. We have estimated AUM cancellation and contribution rates by analyzing their respective historical rates. We currently have assumed a probable period of future benefits of three years, no change in AUM due to market performance and a zero net contribution rate.

At December 31, 2010, $4.6 million of advertising costs associated with direct advisory active choice enrollment campaigns were reported as assets. Advertising expense was $2.6 million, $2.2 million and $2.0 million for the years ended December 31, 2008, 2009 and 2010, respectively, of which direct advisory Active Enrollment campaign expense was $2.5 million, $2.0 million and $1.4 million respectively.

The table below evaluates the sensitivity of two of our most significant estimates, namely average period of probable future benefits and assumed change in our AUM due to market performance, on the realizability of net capitalized direct response advertising costs as of December 31, 2010. This sensitivity analysis considered all campaigns that were eligible for capitalization under our current assumptions of a three-year average period of probable future benefits and 0% change in AUM due to market performance per year. The sensitivity table indicates the additional expense charges that would have been recorded as of December 31, 2010 if we had assumed different levels of change in AUM due to market performance and/or assumed an estimated period of probable benefits other than 3 years.

Direct Response Advertising Sensitivity Analysis
Additional Expense (Impairments) to be Recognized

	Assumed Change in AUM due to Market Performance*
	(Per year)
	−40%	−20%	−10%	0%	8%
	(In thousands)

Average Period of Probable Future Benefits:
1 year	$1,325	$1,066	$971	$849	$740
2 years	$429	$220	$166	$95	$62
3 years	$332	$135	$51	$—	$—
4 years	$274	$44	$—	$—	$—
5 years	$247	$7	$—	$—	$—

*	Any comparable percentage change to AUM due to market performance, net contribution rate and AUM cancellation rate would have the same relative impact on the sensitivity analysis as they all directly impact member AUM.

Deferred Sales Commissions.  We defer certain commission payments to our sales force. Deferred sales commissions consist of incremental costs paid to our sales force associated with the execution of non-cancelable customer contracts. The deferred sales commission amounts are recoverable through future revenue streams under the non-cancelable customer contracts. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the life of the related non-cancelable customer contracts, which is typically three years. Amortization of deferred sales commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2010

	Year Ended		Year Ended		Increase
	December 31,		December 31,		(Decrease)
	2009	2010	2009	2010	Amount	%
	(As a		(In thousands, except percentages)
	percentage
	of revenue)

Revenue:
Professional management	62%	71%	$52,579	$79,137	$26,558	51%
Platform	35	26	30,048	29,717	(331)	(1)
Other	3	3	2,355	2,918	563	24

Total revenue	100	100	84,982	111,772	26,790	32

Costs and expenses:
Cost of revenue (exclusive of
amortization of internal use software)	35	34	29,573	37,599	8,026	27
Research and development	18	17	15,618	19,343	3,725	24
Sales and marketing	26	24	22,515	26,403	3,888	17
General and administrative	9	10	7,679	11,644	3,965	52
Amortization of internal use software	3	3	2,813	3,912	1,099	39

Total costs and expenses	92	88	78,198	98,901	20,703	26

Income from operations	8	12	6,784	12,871	6,087	90
Interest expense	(1)	—	(612)	(46)	566	(92)
Interest and other income, net	—	—	351	21	(330)	(94)

Income before income tax expense	8	11	6,523	12,846	6,323	97
Income tax expense (benefit)	1	(45)	834	(50,729)	(51,563)	n/a

Net income	7%	57%	$5,689	$63,575	$57,886	1,018%

Revenue

Total revenue increased $26.8 million, or 32%, from $85.0 million for the year ended December 31, 2009 to $111.8 million for the year ended December 31, 2010. The increase was due primarily to growth in professional management revenue of $26.6 million. Professional management revenue and platform revenue comprised 71% and 26%, respectively, of total revenue for the year ended December 31, 2010.

Professional Management Revenue

Professional management revenue increased $26.6 million, or 51%, from $52.6 million for the year ended December 31, 2009 to $79.1 million for the year ended December 31, 2010. This increase was due primarily to an increase in average AUM from $21.2 billion for the year ended December 31, 2009 to $32.8 billion for the year ended December 31, 2010. The increase in AUM was driven primarily by increased net new enrollment resulting from marketing campaigns and other ongoing member acquisitions, market appreciation and contributions.

Platform Revenue

Platform revenue decreased $0.3 million, or 1%, from $30.0 million for the year ended December 31, 2009 to $29.7 million for the year ended December 31, 2010, due primarily to a reduction in contractual fees from certain subadvisory providers.

Other Revenue

Other revenue increased $0.6 million, or 24%, from $2.4 million for the year ended December 31, 2009 to $2.9 million for the year ended December 31, 2010. This increase was due primarily to an increase in revenue related to the reimbursement of printed fulfillment materials from certain subadvisory relationships.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $8.0 million, or 27%, from $29.6 million for the year ended December 31, 2009 to $37.6 million for the year ended December 31, 2010. This increase was due primarily to an increase of $6.6 million in the fees paid to plan providers for connectivity to plan and plan participant data. Additional expense increases included headcount growth and annual compensation increases effective April 1, 2010, which resulted in higher wages expense of $0.6 million, benefits and payroll tax expenses of $0.4 million and cash incentive compensation expense of $0.4 million for the year ended December 31, 2010, offset by a $0.6 million reduction in stock-based compensation expense due primarily to a severance charge incurred for the year ended December 31, 2009. There was also an increase in the cost of marketing print fulfillment materials related to subadvised relationships and member materials of $0.6 million. As a percentage of revenue, cost of revenue decreased from 35% for the year ended December 31, 2009 to 34% for the year ended December 31, 2010. The decrease as a percentage of revenue was due primarily to slower increases in payroll and employee-related expenses relative to the increase in revenue during the same period, due primarily to a severance charge incurred for the year ended December 31, 2009. We currently anticipate issuing an equity grant to certain of our existing employees in late 2011, which will likely result in a significant increase to stock-based compensation expense over the subsequent periods.

Research and Development

Research and development expense increased $3.7 million, or 24%, from $15.6 million for the year ended December 31, 2009 to $19.3 million for the year ended December 31, 2010. This increase was due primarily to headcount growth and annual compensation increases effective April 1, 2010 which resulted in higher wages expense of $1.9 million, cash incentive compensation expense of $1.1 million, benefits and payroll tax expenses of $0.9 million, and $0.6 million of other employee-related expenses for the year ended December 31, 2010. There were also increases in other operating expenses of $0.4 million related to consulting, equipment and travel. These increases were offset by an increase in capitalized internal use software costs of $1.2 million. As a percentage of revenue, research and development expense decreased from 18% for the year ended December 31, 2009 to 17% for the year ended December 31, 2010. We currently anticipate issuing an equity grant to certain of our existing employees in late 2011, which will likely result in a significant increase to stock-based compensation expense over the subsequent periods.

Sales and Marketing

Sales and marketing expense increased $3.9 million, or 17%, from $22.5 million for the year ended December 31, 2009 to $26.4 million for the year ended December 31, 2010. This increase was due primarily to headcount growth and annual compensation increases effective April 1, 2010 which resulted in higher cash incentive compensation expense of $2.1 million, wages expense of $1.4 million, benefits and payroll tax expenses of $0.7 million, and other employee related expenses of $0.4 million, offset by a decrease in commission expense of $0.4 million for the year ended December 31, 2010. There were also increases in non-direct response advertising printed marketing materials of $0.8 million as well as other operating expenses, such as marketing programs and travel, of $0.6 million, offset by an increase in direct response advertising capitalization, net of amortization, of $1.7 million. As a percentage of revenue, sales and marketing expense decreased from 26% for the year ended

December 31, 2009 to 24% for the year ended December 31, 2010. The decrease as a percentage of revenue was due primarily to the capitalization of direct response advertising costs which commenced on July 1, 2009 causing a partial year of net capitalization for the year ended December 31, 2009 compared to a full year for the year ended December 31, 2010. In general, we would expect the amortization of direct response advertising to increase over the next one to two years. We currently anticipate issuing an equity grant to certain of our existing employees in late 2011, which will likely result in a significant increase to stock-based compensation expense over the subsequent periods.

General and Administrative

General and administrative expense increased $4.0 million, or 52%, from $7.7 million for the year ended December 31, 2009 to $11.6 million for the year ended December 31, 2010. This increase was due primarily to headcount growth and annual compensation increases effective April 1, 2010 which resulted in higher wages expense of $1.0 million, stock-based compensation expense of $1.0 million, cash incentive compensation expense of $0.4 million, and benefits and payroll tax expenses of $0.5 million offset by a decrease in overhead expenses of $0.7 million due to lower headcount growth compared to other functional areas for the year ended December 31, 2010. There were also increases in professional services expense to our support operations as a public company of $1.4 million and other operational expenses of $0.5 million. As a percentage of revenue, general and administrative expense increased from 9% for the year ended December 31, 2009 to 10% for the year ended December 31, 2010. The increase as a percentage of revenue was due primarily to increases in expenses to support operations as a public company growing at a faster rate than revenue. We currently anticipate issuing an equity grant to certain of our existing employees in late 2011, which will likely result in a significant increase to stock-based compensation expense over the subsequent periods.

Amortization of Internal Use Software

Amortization expense increased $1.1 million, or 39%, from $2.8 million for the year ended December 31, 2009 to $3.9 million for the year ended December 31, 2010. There was a higher rate of amortization expense due primarily to the completion of an internal use software project in March 2010 which incurred greater development costs as compared to projects amortized for the year ended December 31, 2009. These costs include engineering costs associated with developing and enhancing our internally developed software.

Interest Expense

Interest expense decreased $0.6 million, or 92%, from $0.6 million for the year ended December 31, 2009 to $46,000 for the year ended December 31, 2010. This decrease was due to the repayment of a $10 million note in May 2010, which had a full year of interest expensed for the year ended December 31, 2009.

Interest and Other Income, Net

Interest and other income decreased $0.3 million, or 94%, from $0.4 million for year ended December 31, 2009 to $21,000 for the year ended December 31, 2010, as a result of other income of $0.2 million associated with the repayment of a previously outstanding $10.0 million note as well as $0.1 million adjustment to the fair value of a warrant during the year ended December 31, 2009.

Income Taxes

Income tax expense decreased $51.6 million from a $0.8 million income tax expense for the year ended December 31, 2009 to a $50.7 million income tax benefit for the year ended December 31, 2010, due primarily to release of valuation allowances of $55.4 million offset by income tax expense of $4.7 million on current year income for the year ended December 31, 2010. As a result of releasing a significant portion of our valuation allowance in 2010 we would expect to see our effective tax rate to be approximately 38%, not including the effect of disqualified stock dispositions, in future periods. However, we do not expect to incur significant cash tax payments until we have utilized our net operating loss carryforwards.

Comparison of the Years Ended December 31, 2008 and 2009

	Year Ended		Year Ended		Increase
	December 31,		December 31,		(Decrease)
	2008	2009	2008	2009	Amount	%
	(As a		(In thousands, except percentages)
	percentage of
	revenue)

Revenue:
Professional management	55%	62%	$38,963	$52,579	$13,616	35%
Platform	41	35	29,498	30,048	550	2
Other	4	3	2,810	2,355	(455)	(16)

Total revenue	100	100	71,271	84,982	13,711	19

Costs and expenses:
Cost of revenue (exclusive of
amortization of internal use software)	39	35	27,588	29,573	1,985	7
Research and development	19	18	13,663	15,618	1,955	14
Sales and marketing	30	26	21,157	22,515	1,358	6
General and administrative	9	9	6,613	7,679	1,066	16
Withdrawn offering expense	4	—	3,031	—	(3,031)	n/a
Amortization of internal use software	3	3	2,258	2,813	555	25

Total costs and expenses	104	92	74,310	78,198	3,888	5

Income from operations	(4)	8	(3,039)	6,784	9,823	n/a
Interest expense	(1)	(1)	(799)	(612)	187	(23)
Interest and other income, net	—	—	236	351	115	49

Income before income tax expense	(5)	8	(3,602)	6,523	10,125	n/a
Income tax expense (benefit)	—	1	12	834	822	n/a

Net income	(5)%	7%	$(3,614)	$5,689	$9,303	n/a %

Revenue

Total revenue increased 19% from $71.3 million for the year ended December 31, 2008 to $85.0 million for the year ended December 31, 2009. The increase was due primarily to growth in professional management revenue of $13.6 million. Professional management revenue and platform revenue comprised 62% and 35%, respectively, of total revenue for the year ended December 31, 2009.

Professional Management Revenue

Professional management revenue increased 35% from $39.0 million for the year ended December 31, 2008 to $52.6 million for the year ended December 31, 2009. This increase was due primarily to an increase in average AUM from $17.1 billion for the year ended December 31, 2008 to $21.2 billion for the year ended December 31, 2009. The increase in AUM was driven primarily by market appreciation, increased enrollment resulting from marketing campaigns and other ongoing member acquisitions.

Platform Revenue

Platform revenue increased 2% from $29.5 million for the year ended December 31, 2008 to $30.0 million for the year ended December 31, 2009, due to an increased number of plan participants with respect to whom platform fees are paid, which was due primarily to an increase in the number of plan sponsors who use one or more of our services.

Other Revenue

Other revenue decreased 16% from $2.8 million for the year ended December 31, 2008 to $2.4 million for the year ended December 31, 2009. This decrease was due primarily to a reduction in revenue related to the reimbursement of personal evaluation expenses of $0.6 million, partially offset by an increase of $0.2 million in reimbursement for marketing materials from certain subadvisory relationships.

Cost of Revenue

Cost of revenue increased 7% from $27.6 million for the year ended December 31, 2008 to $29.6 million for the year ended December 31, 2009. This increase was due primarily to an increase of $2.7 million in the fees paid to plan providers for connectivity to plan and plan participant data and $0.9 million in cash incentive compensation expense. These increases were partially offset by a decrease of $1.1 million in printing and postage of member materials and personal statements, and recruiting expense of $0.2 million. As a percentage of revenue, cost of revenue decreased from 39% for the year ended December 31, 2008 to 35% for the year ended December 31, 2009. The decrease as a percentage of revenue was due primarily to slower increases in payroll and employee-related expenses relative to the increase in revenue during the same period.

Research and Development

Research and development expense increased 14% from $13.7 million for the year ended December 31, 2008 to $15.6 million for the year ended December 31, 2009. This increase was due primarily to higher cash incentive compensation expense of $1.7 million and stock-based compensation of $0.9 million, partially offset by increased capitalization of internal use software of $0.9 million. As a percentage of revenue, research and development expense decreased from 19% for the year ended December 31, 2008 to 18% for the year ended December 31, 2009.

Sales and Marketing

Sales and marketing expense increased 6% from $21.2 million for the year ended December 31, 2008 to $22.5 million for the year ended December 31, 2009. This increase was due primarily to higher cash incentive compensation expense of $1.5 million, stock-based compensation of $0.8 million and participant communication expense of $0.8 million. This increase was partially offset by the capitalization of direct response advertising costs of $1.5 million in the second half of 2009 and a decrease of $0.3 million in consulting expense due to a rebranding effort for the year ended December 31, 2008. As a percentage of revenue, sales and marketing expense decreased from 30% for the year ended December 31, 2008 to 26% for the year ended December 31, 2009. The decrease as a percentage of revenue was due primarily to the capitalization of direct response advertising costs in the second half of 2009.

General and Administrative

General and administrative expense increased 16% from $6.6 million for the year ended December 31, 2008 to $7.7 million for the year ended December 31, 2009. This increase was due primarily to increased stock-based compensation expense of $0.8 million and cash incentive compensation expense of $0.6 million, offset by a $0.2 million reduction in recruiting expense. As a percentage of revenue, general and administrative expense remained flat at 9% for the year ended December 31, 2008 and 2009.

Amortization of Internal Use Software

Amortization expense increased 25% from $2.3 million for the year ended December 31, 2008 to $2.8 million for the year ended December 31, 2009. This increase was due primarily to increased capitalized development costs in late 2008. These costs include engineering costs associated with developing and enhancing our internally developed software.

Interest Expense

Interest expense decreased 23% from $0.8 million for the year ended December 31, 2008 to $0.6 million for the year ended December 31, 2009. This decrease was due to a $10.0 million term loan entered into in April 2009 with an effective interest rate lower than our previously outstanding $10.0 million promissory note.

Interest and Other Income, Net

Interest and other income increased 49% from $0.2 million for the year ended December 31, 2008 to $0.4 million for the year ended December 31, 2009, as a result of other income of $0.2 million associated with the payoff of our previously outstanding $10.0 million note and $0.1 million adjustment to the fair value of a warrant, offset by lower money market rates.

Income Taxes

Taxes for the year ended December 31, 2008 were de minimis, as compared to $0.8 million for the year ended December 31, 2009. The income tax increase for the year ended December 31, 2009 was primarily a result of increased state taxes due to operating income for the year ended December 31, 2009 compared to a loss for the year ended December 31, 2008 and limitations on our use of net operating loss carryforwards for the year ended December 31, 2008.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for the eight quarters ended December 31, 2010. The data have been prepared on the same basis as the audited consolidated financial statements and related notes and you should read the following tables together with such financial statements. The quarterly results of operations include all necessary adjustments, consisting of only normal recurring adjustments that we consider necessary for a fair presentation of this data. Results of interim periods are not necessarily indicative of results for the entire year and are not necessarily indicative of future results.

Our professional management revenue generally increased sequentially in each of the quarters presented as a result of AUM growth driven primarily by net new enrollment resulting from marketing campaigns and other ongoing member acquisitions, market appreciation and contributions. Professional management revenue decreased in the first quarter of 2010 compared to the prior quarter, due primarily to the fee structure with one of our plan providers under which we recognize the difference between earned revenue and minimum contractual revenue in the fourth quarter. Platform revenue has generally increased quarter over quarter as a result of new business, partially offset by the phase-out of services related to investment guidance.

Total costs and expenses have fluctuated both in absolute dollars and percentage of revenue from quarter to quarter due primarily to employee-related expenses related to headcount growth and compensation increases, including wages, cash incentive compensation, stock-based compensation and benefits, fees paid to plan providers for connectivity to plan and plan participant data and professional services expenses to our support operations as a public company, offset by increased net capitalization of direct response advertising. Cost of revenue generally increased in absolute dollars for each quarter presented as a result of higher data connectivity fees and member materials.

	For the Three Months Ended
Condensed Consolidated	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
Statements of Operations Data:	2009	2009	2009	2009	2010	2010	2010	2010
	(In thousands, except per share data)

Revenue:
Professional management	$9,593	$11,137	$13,646	$18,203	$16,611	$17,842	$19,927	$24,757
Platform	7,220	7,704	7,602	7,522	7,177	7,186	7,659	7,695
Other	595	588	762	410	556	544	1,176	642

Total revenue	17,408	19,429	22,010	26,135	24,344	25,572	28,762	33,094

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	6,601	6,910	7,546	8,516	8,470	8,728	10,189	10,212
Research and development	3,688	3,711	3,967	4,252	4,470	4,990	4,678	5,205
Sales and marketing	5,360	6,001	5,328	5,826	6,290	6,582	6,862	6,669
General and administrative	1,842	1,773	1,744	2,320	2,599	2,850	2,849	3,346
Amortization of internal use software	638	673	815	687	728	992	974	1,218

Total costs and expenses	18,129	19,068	19,400	21,601	22,557	24,142	25,552	26,650

Income (loss) from operations	(721)	361	2,610	4,534	1,787	1,430	3,210	6,444
Interest expense	(184)	(171)	(159)	(98)	(73)	(49)	21	55
Interest and other income, net	27	232	45	47	1	6	8	6

Income (loss) before income taxes	(878)	422	2,496	4,483	1,715	1,387	3,239	6,505
Income tax expense (benefit)	(162)	79	442	475	123	105	(50,172)	(785)

Net income (loss)	(716)	343	2,054	4,008	1,592	1,282	53,411	7,290
Less: Stock dividend	—			1,082	5,480	—	—	—

Net income (loss) attributable to holders of common stock	$(716)	$343	$2,054	$2,926	$(3,888)	$1,282	$53,411	$7,290

Net (loss) income per share attributable to holders of common stock
Basic	$(0.07)	$0.03	$0.20	$0.29	$(0.25)	$0.03	$1.30	$0.17
Diluted	$(0.07)	$0.01	$0.06	$0.08	$(0.25)	$0.03	$1.15	$0.15

Non-GAAP Financial Data:
Adjusted EBITDA(1)	$2,251	$3,532	$5,644	$8,129	$5,339	$5,237	$7,106	$10,707
Adjusted Net Income(2)	$263	$1,317	$2,974	$5,318	$2,789	$2,486	$4,740	$8,051
Adjusted Earnings Per Share(2)	$0.01	$0.03	$0.07	$0.12	$0.06	$0.05	$0.10	$0.17

(1)	The table below sets forth a reconciliation of net income (loss) to Adjusted EBITDA based on our historical results:

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009	2010	2010	2010	2010
	(In thousands)

Net income (loss)	$(716)	$343	$2,054	$4,008	$1,592	$1,282	$53,411	$7,290
Interest (income) expense, net	179	170	157	99	72	43	(29)	(61)
Income tax expense (benefit)	(162)	79	442	475	123	105	(50,172)	(785)
Depreciation	478	427	413	412	438	431	481	466
Amortization of internal use software	620	650	783	658	696	940	921	1,146
Amortization of direct response advertising	—	—	10	54	162	228	307	488
Amortization of deferred sales commissions	268	287	297	300	319	260	274	302
Stock-based compensation expense	1,584	1,576	1,488	2,120	1,937	1,948	1,913	1,861

Adjusted EBITDA	$2,251	$3,532	$5,644	$8,126	$5,339	$5,237	$7,106	$10,707

(2)	The table below sets forth a reconciliation of net income (loss) to Adjusted Net Income and Adjusted Earnings Per Share based on our historical results:

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009	2010	2010	2010	2010
	(In thousands, except per share data)

Net income (loss)	$(716)	$343	$2,054	$4,008	$1,592	$1,282	$53,411	$7,290
Stock-based compensation expense, net of tax(1)	979	974	920	1,310	1,197	1,204	1,182	1,150
Income tax benefit from release of valuation allowance	—	—	—	—	—	—	(49,853)	(389)

Adjusted Net Income	$263	$1,317	$2,974	$5,318	$2,789	$2,486	$4,740	$8,051

Non-GAAP Adjusted Earnings Per Share	$0.01	$0.03	$0.07	$0.12	$0.06	$0.05	$0.10	$0.17

Shares of common stock outstanding	40,587	40,685	40,695	40,870	41,130	41,326	41,512	42,337
Dilutive restricted stock and stock options	2,044	1,708	1,949	2,506	3,680	5,410	5,051	5,181

Non-GAAP adjusted common shares outstanding	42,631	42,393	42,644	43,376	44,810	46,736	46,563	47,518

(1)	For the calculation of Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to stock-based compensation for all periods presented.

Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA represents net income (loss) before net interest (income) expense, income tax expense (benefit), depreciation, withdrawn offering expense, amortization of internal use software, amortization of direct response advertising, amortization of deferred sales commissions and amortization of stock-based compensation. Adjusted Net Income represents net income (loss) before stock-based compensation expense, net of tax and certain other items such as the income tax benefit from the release of valuation allowances. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by the weighted-average of dilutive common share equivalents outstanding. For all periods, the dilutive common share equivalents outstanding also include on a non-weighted basis the conversion of all preferred stock to common stock, the shares associated with the stock dividend and the shares sold in the initial public offering. This differs from the weighted average diluted shares outstanding used for purposes of calculating GAAP earnings per share.

Our management uses Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as measures of operating performance, for planning purposes (including the preparation of annual budgets), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance. Adjusted EBITDA, among other factors, were used when determining incentive compensation for employees, including management, for the year ended December 31, 2010.

We also present Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as supplemental performance measures because we believe that these measures provide our board of directors, management and investors with additional information to measure our performance. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets (affecting relative depreciation expense) and amortization of internal use software, direct response advertising and commissions, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Management also believes it is useful to exclude stock-based compensation expense from Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share because non-cash equity grants made at a certain price and point in time, as well as certain other items such as the income tax benefit from the release of valuation allowances, do not necessarily reflect how our business is performing at any particular time.

Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income (loss), operating income, earnings per share or any other performance measures derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

We understand that, although Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share are frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under GAAP. In particular you should consider:

•	Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share do not reflect the non-cash component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share measures through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share to the most directly comparable GAAP measure, net income (loss). Further, management also reviews GAAP measures and evaluates individual measures that are not included in Adjusted EBITDA, such as our level of capital expenditures, equity issuance and interest expense, among other measures.

The table below sets forth a reconciliation of net income (loss) to Adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Net income (loss)	$(3,614)	$5,689	$63,575
Interest expense, net	563	605	25
Income tax expense (benefit)	12	834	(50,729)
Depreciation	1,641	1,729	1,816
Withdrawn offering expense	3,031	—	—
Amortization of internal use software	2,196	2,711	3,703
Amortization and impairment of direct response advertising	—	64	1,185
Amortization of deferred sales commissions	991	1,153	1,155
Stock-based compensation	3,589	6,768	7,659

Non-GAAP Adjusted EBITDA	$8,409	$19,553	$28,389

The table below sets forth a reconciliation of net income (loss) to Adjusted Net Income and Adjusted Earnings Per Share on our historical results:

	Year Ended December 31,
	2008	2009	2010
	(In thousands, except per share data)

Net income (loss)	$(3,614)	$5,689	$63,575
Stock-based compensation, net of tax(1)	2,218	4,183	4,733
Withdrawn offering expense	3,031	—	—
Income tax benefit from release of valuation allowance	—	—	(50,242)

Non-GAAP Adjusted Net Income	$1,635	$9,872	$18,066

Non-GAAP Adjusted Earnings Per Share	$0.04	$0.23	$0.39

Shares of common stock outstanding	40,448	40,807	41,601
Dilutive restricted stock and stock options	3,462	2,052	4,831

Non-GAAP adjusted common shares outstanding	43,910	42,859	46,432

(1)	For the calculation of Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to stock-based compensation for all periods presented.

Liquidity and Capital Resources

Sources of Liquidity

Over the next 12 months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources which consists of cash generated from our initial public offering and ongoing operations.

To date, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. At December 31, 2010, we had total cash and cash equivalents of $114.9 million, compared to $20.7 million at December 31, 2009.

Cash Flows

The following table presents information regarding our cash flows, cash and cash equivalents for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Net cash provided by operating activities	$3,188	$17,057	$21,580
Net cash used in investing activities	$(6,548)	$(5,849)	$(9,171)
Net cash provided by (used in) financing activities	$3,202	$(5,352)	$81,815
Net increase (decrease) in cash and cash equivalents	$(158)	$5,856	$94,224
Cash and cash equivalents, end of year	$14,857	$20,713	$114,937

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2010 was $21.6 million compared to net cash provided by operating activities of $17.1 million for the year ended December 31, 2009. Net cash provided by operating activities was a result of a net income of $63.6 million for the year ended December 31, 2010, compared to a $5.7 million net income for the year ended December 31, 2009, plus adjustments for non-cash expenses. These non-cash adjustments include $7.7 million in amortization of stock-based compensation expense, $3.7 million in amortization of internal use software, $1.8 million of depreciation expense, $1.2 million in amortization of direct response advertising expense, $1.2 million in amortization of deferred commissions, a $6.5 million increase in accrued compensation due primarily to a higher anticipated cash incentive compensation accrual for the year ended December 31, 2010, resulting from improved financial results and a $1.3 million increase in accounts payable offset by a $51.1 million increase in deferred tax assets due to our valuation allowance release, a $6.2 million increase in accounts receivable due primarily to growth in member fees, a $4.3 million increase in capitalization of direct response advertising costs and a $2.7 million increase in other assets, primarily related to deferred commission capitalization, a $0.8 million increase in prepaid expenses and a $0.5 million increase in excess tax benefit associated with stock-based compensation.

Net cash provided by operating activities for the year ended December 31, 2009 was $17.1 million compared to net cash provided by operating activities of $3.2 million for the year ended December 31, 2008. Net cash provided by operating activities was a result of a net income of $5.7 million for the year ended December 31, 2009, compared to a $3.6 million net loss for the year ended December 31, 2008, plus adjustments for non-cash expenses. These non-cash adjustments include $6.8 million in amortization of stock-based compensation expense, $2.7 million in amortization of internal use software, $1.7 million of depreciation expense, $1.2 million in amortization of deferred commissions, a $6.8 million increase in accrued compensation due primarily to a higher anticipated cash incentive compensation accrual for the year ended December 31, 2009, resulting from improved financial results and a $1.0 million increase in accounts payable offset by a $5.2 million increase in accounts receivable due primarily to growth in member fees, a $1.5 million increase in capitalization of direct response advertising costs effective July 1, 2009, a $1.0 million increase in other assets due primarily to an increase in deferred commission capitalization, a $0.3 million increase in prepaid expenses and a $0.5 million decrease in deferred revenue. Net cash provided by operating activities for the year ended December 31, 2008 included approximately $2.9 million of offering costs. The offering costs were expensed during the quarter ended December 31, 2008, as a result of our decision in November 2008 to cease efforts to pursue an initial public offering.

Investing Activities

Net cash used in investing activities was $9.2 million for the year ended December 31, 2010 compared to $5.8 million for the year ended December 31, 2009. For the year ended December 31, 2010, we capitalized $5.9 million of internal use software costs compared to $4.7 million for the year ended December 31, 2009 and we used $2.4 million for the purchase of property and equipment compared to $1.2 million for the year ended December 31, 2009. For the year ended December 31, 2010, we pledged $950,000 as collateral for letters of credit issued in connection with certain operating lease contracts. We expect to have ongoing capital expenditure requirements to support technical operations and other infrastructure needs. We expect to fund this investment with our existing cash and cash equivalents.

Net cash used in investing activities was $5.8 million for the year ended December 31, 2009 compared to $6.5 million for the year ended December 31, 2008. For the year ended December 31, 2009, we capitalized $4.7 million of internal use software costs, compared to $4.1 million for the year ended December 31, 2008 and we used $1.2 million for the purchase of property and equipment, compared to $2.5 million for the year ended December 31, 2008.

Financing Activities

Net cash provided by financing activities was $81.8 million for the year ended December 31, 2010 compared to net cash used in financing activities of $5.4 million for the year ended December 31, 2009. For the year ended December 31, 2010, we received $90.3 million of net proceeds from the issuance of common stock net of offering costs, which includes both proceeds from our initial public offering as well as the exercise of stock options. We also fully repaid the $8.1 million outstanding balance on our debt instruments and incurred increased cash payments of $0.9 million associated with net share settlements for stock-based awards minimum tax withholdings for the year ended December 31, 2010.

Net cash used in financing activities was $5.4 million for the year ended December 31, 2009. For the year ended December 31, 2009, we repaid the outstanding balance under both our $3.5 million revolving credit facility and our $10.0 million promissory note, and also began paying down the $10.0 million term loan.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2010:

	Payments Due by Period
		Less than	Years	Years	More than
	Total	1 Year	1-3	3-5	5 Years
	(In thousands)

Operating leases(1)	$5,655	$2,084	$3,417	$154	$—

(1)	As of December 31, 2010, we lease facilities under non-cancelable operating leases expiring at various dates through 2015. In February 2011, we extended our Phoenix facility operating lease contract through 2015, which is not included in the table above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In October 2009, the Financial Account Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within a multiple-deliverable arrangement. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that objective evidence of fair value exists for the undelivered elements in order to account for those undelivered elements as a single unit of accounting and also proscribes use of the residual method. ASU 2009-13 is effective for us prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. We have determined that the adoption of ASU 2009-13 will not have a material impact on our financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk.  Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the year ended December 31, 2010, 63% of our revenue was derived from fees based on the market value of AUM. We expect this percentage to increase over time.

A substantial portion of the assets we manage is invested in equity securities, the market prices of which can vary substantially based on changes in economic conditions. An additional portion is invested in fixed income securities, which will generally have lower volatility than the equity market. Therefore, while any changes in equity market performance would significantly affect the value of our AUM, particularly for the AUM invested in equity securities, such changes would typically result in lower volatility for our AUM than the volatility of the equity market as a whole. Because a substantial portion of our revenue is derived from the value of our AUM, any changes in fixed income or equity market performance would significantly affect the amount of revenue in a given period. If any of these factors reduces our AUM, the amount of member fees we would earn for managing those assets would decline, which in turn could negatively impact our revenue.

Item 8.	Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (or Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors — Directors and Nominees” and “Election of Directors — Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders to be held on May 11, 2011 (or the Proxy Statement), which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is incorporated by reference from the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a Code of Ethics for Senior Financial Officers that applies to all of our directors, officers (including our chief executive officer (our principal executive officer), chief financial officer (our principal financial officer), chief accounting officer (our principal accounting officer), controller and any person performing similar functions) and employees. The Code of Ethics for Senior Financial Officers is available on our web site, free of charge, at www.financialengines.com. We will disclose on our web site amendments to, or waivers from, our

Code of Ethics for Senior Financial Officers applicable to our directors and executive officers, including our chief executive officer (our principal executive officer), our chief financial officer (our principal financial officer) and our chief accounting officer (our principal accounting officer), in accordance with applicable laws and regulations.

We have a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Heidi K. Fields (Chairperson), Joseph A. Grundfest, Robert A. Huret, C. Richard Kramlich and Mark A. Wolfson. All of such members meet the independence standards established by The NASDAQ Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our Audit Committee. Our Board of Directors has determined that each of Heidi K. Fields, Joseph A. Grundfest, Robert A. Huret, C. Richard Kramlich and Mark A. Wolfson qualifies as an “audit committee financial expert” within the meaning of such regulations.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The following chart sets forth certain information as of December 31, 2010, with respect to our equity compensation plans, specifically our 1998 Stock Plan and 2009 Stock Incentive Plan. Each of the 1998 Stock Plan and the 2009 Stock Incentive Plan (the “2009 Plan”) has been approved by our stockholders.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,741,469	$6.49	2,993,225	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	9,741,469	$6.49	2,993,225	(1)

(1)	Includes 2,968,225 shares reserved for issuance under the 2009 Plan and 25,000 shares reserved for issuance under the Special Executive Restricted Stock Purchase Plan as of December 31, 2010. The 2009 Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. The number of shares reserved for issuance under the 2009 Plan is automatically increased on January 1st of each year by the lesser of (i) 2,000,000 shares, (ii) four percent (4%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the board of directors. In December 2010, our Board of Directors determined not to make any increase in the shares reserved for issuance under the 2009 Plan for 2011. In addition, the number of shares reserved for issuance under the 2009 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1998 Stock Plan that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 1998 Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance — Organization of our Board of Directors” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accountants — Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules

See Item 15(c) below.

3.	Exhibits

See Item 15(b) below.

(b)	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Financial Engines, Inc. (the Registrant) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit
Number		Description

3	.(i)	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).
3	.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
4.1		Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.1#	Financial Engines, Inc. 1998 Stock Plan (as amended on October 20, 2009) and related form stock option plan agreements (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.2#	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan.
10.3		Financial Engines, Inc. Special Executive Restricted Stock Purchase Plan and related form stock purchase agreements (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10.4		Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10.5		Financial Engines, Inc. Consulting Agreement between the Registrant and William F. Sharpe dated as of March 5, 1998, including amendments thereto (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

Exhibit
Number		Description

10	.6#	Financial Engines, Inc. Third Amended and Restated Consulting Agreement between the Registrant and E. Olena Berg-Lacy dated as of October 1, 2009 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.7.1	Lease Agreement by and between the Registrant and Harbor Investment Partners dated as of July 14, 1997, including amendments thereto (filed as Exhibit 10.7.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.7.2	Partial Lease Termination Agreement between Registrant and Harbor Investment Partners dated as of May 16, 2001 (filed as Exhibit 10.7.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10.8		Second Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated as of April 20, 2009 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.9#	Offer letter to Lawrence M. Raffone dated December 21, 2000 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10.10		Lease Agreement by and between the Registrant and Harbor Investment Partners dated as of December 7, 1999, including amendments thereto (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.11#	Form of 2009 Stock Incentive Plan Stock Option Agreement (Employees) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
10	.12#	Form of 2009 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.13#	Form of 2009 Stock Incentive Plan Restricted Stock Award Agreement (Executives) (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.14#	Form of 2009 Stock Incentive Plan RSU Agreement (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.15#	Form of 2009 Stock Incentive Plan Stock Option Agreement (Executives) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
10	.16#	Form of 2009 Stock Incentive Plan Stock Option Agreement (Outside Directors).
10	.17#	Summary of Financial Engines Inc. Cash Incentive Plan.
21.1		List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
23.1		Consent of KPMG LLP, independent registered public accounting firm.
24.1		Power of Attorney (see page 62).
31.1		Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32	.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32	.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(#)	Indicates management contract or compensatory plan or arrangement.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c)	Financial Statement Schedules.

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2011

FINANCIAL ENGINES, INC.

/s/  Jeffrey N. Maggioncalda

Jeffrey N. Maggioncalda
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/  Raymond J. Sims

Raymond J. Sims
Executive Vice President and Chief Financial
Officer (Duly authorized officer and principal
financial officer)

/s/  Jeffrey C. Grace

Jeffrey C. Grace
Vice President and Controller
(Duly authorized officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey N. Maggioncalda and Raymond J. Sims and each of them, such person’s true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or such person’s substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey N. Maggioncalda Jeffrey N. Maggioncalda	Chief Executive Officer (Principal Executive Officer), President and Director	March 21, 2011

/s/ Raymond J. Sims Raymond J. Sims	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2011

/s/ Jeffrey C. Grace Jeffrey C. Grace	Vice President and Controller (Principal Accounting Officer)	March 21, 2011

/s/ Paul G. Koontz Paul G. Koontz	Chairman	March 21, 2011

/s/ E. Olena Berg-Lacy E. Olena Berg-Lacy	Director	March 21, 2011

/s/ Heidi K. Fields Heidi K. Fields	Director	March 21, 2011

/s/ Joseph A. Grundfest Joseph A. Grundfest	Director	March 21, 2011

/s/ Robert A. Huret Robert A. Huret	Director	March 21, 2011

/s/ C. Richard Kramlich C. Richard Kramlich	Director	March 21, 2011

/s/ John B. Shoven John B. Shoven	Director	March 21, 2011

/s/ Mark A. Wolfson Mark A. Wolfson	Director	March 21, 2011

Exhibit Index

Exhibit
Number		Description

3	.(i)	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).
3	.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
4.1		Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.1#	Financial Engines, Inc. 1998 Stock Plan (as amended on October 20, 2009) and related form stock option plan agreements (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.2#	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan.
10.3		Financial Engines, Inc. Special Executive Restricted Stock Purchase Plan and related form stock purchase agreements (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10.4		Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10.5		Financial Engines, Inc. Consulting Agreement between the Registrant and William F. Sharpe dated as of March 5, 1998, including amendments thereto (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.6#	Financial Engines, Inc. Third Amended and Restated Consulting Agreement between the Registrant and E. Olena Berg-Lacy dated as of October 1, 2009 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.7.1	Lease Agreement by and between the Registrant and Harbor Investment Partners dated as of July 14, 1997, including amendments thereto (filed as Exhibit 10.7.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.7.2	Partial Lease Termination Agreement between Registrant and Harbor Investment Partners dated as of May 16, 2001 (filed as Exhibit 10.7.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10.8		Second Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated as of April 20, 2009 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.9#	Offer letter to Lawrence M. Raffone dated December 21, 2000 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10.10		Lease Agreement by and between the Registrant and Harbor Investment Partners dated as of December 7, 1999, including amendments thereto (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.11#	Form of 2009 Stock Incentive Plan Stock Option Agreement (Employees) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
10	.12#	Form of 2009 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.13#	Form of 2009 Stock Incentive Plan Restricted Stock Award Agreement (Executives) (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.14#	Form of 2009 Stock Incentive Plan RSU Agreement (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10	.15#	Form of 2009 Stock Incentive Plan Stock Option Agreement (Executives) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
10	.16#	Form of 2009 Stock Incentive Plan Stock Option Agreement (Outside Directors).

Exhibit
Number		Description

10	.17#	Summary of Financial Engines Inc. Cash Incentive Plan.
23.1		Consent of KPMG LLP, independent registered public accounting firm.
24.1		Power of Attorney (see page 62).
31.1		Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32	.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32	.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(#)	Indicates management contract or compensatory plan or arrangement.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Financial Engines, Inc.:

We have audited the accompanying consolidated balance sheets of Financial Engines, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Engines, Inc. and subsidiaries as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Mountain View, California
March 21, 2011

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2009 and 2010

	2009	2010
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$20,713	$114,937
Accounts receivable, net of allowance of $48 in 2009 and $69 in 2010	17,975	23,942
Prepaid expenses	1,922	2,802
Deferred tax assets	—	11,685
Other current assets	3,391	2,189

Total current assets	44,001	155,555
Property and equipment, net	2,558	3,148
Internal use software, net	8,743	11,130
Long-term deferred tax assets	—	39,460
Direct response advertising, net	1,426	4,615
Other assets	1,624	3,708

Total assets	$58,352	$217,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,579	$7,384
Accrued compensation	9,101	15,607
Deferred revenue	7,354	7,457
Bank borrowings	3,333	—
Other current liabilities	72	137

Total current liabilities	27,439	30,585
Long-term bank borrowings	4,722	—
Long-term deferred revenue	1,487	1,494
Other liabilities	438	317

Total liabilities	34,086	32,396

Contingencies (see Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value — 24,192 and 10,000 authorized as of December 31, 2009 and 2010, respectively; 22,442 and 0 shares issued and outstanding as of December 31, 2009 and 2010, respectively; aggregate liquidation preference of $139,404 and $0 as of December 31, 2009 and 2010, respectively	2	—
Common stock, $0.0001 par value — 47,650 and 500,000 authorized as of December 31, 2009 and 2010, respectively; 10,647 and 43,116 shares issued and outstanding at December 31, 2009 and 2010, respectively	1	4
Additional paid-in capital	182,018	279,038
Deferred compensation	(394)	(36)
Accumulated deficit	(157,361)	(93,786)

Total stockholders’ equity	24,266	185,220

Total liabilities and stockholders’ equity	$58,352	$217,616

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 2008, 2009, and 2010

	2008	2009	2010
	(In thousands, except per share data)

Revenue:
Professional management	$38,963	$52,579	$79,137
Platform	29,498	30,048	29,717
Other	2,810	2,355	2,918

Total revenue	71,271	84,982	111,772

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	27,588	29,573	37,599
Research and development	13,663	15,618	19,343
Sales and marketing	21,157	22,515	26,403
General and administrative	6,613	7,679	11,644
Withdrawn offering expense	3,031	—	—
Amortization of internal use software	2,258	2,813	3,912

Total costs and expenses	74,310	78,198	98,901

Income (loss) from operations	(3,039)	6,784	12,871
Interest expense	(799)	(612)	(46)
Interest and other income, net	236	351	21

Income (loss) before income taxes	(3,602)	6,523	12,846
Income tax expense (benefit)	12	834	(50,729)

Net income (loss)	(3,614)	5,689	63,575
Less: Stock dividend (see Note 5)	2,362	1,082	5,480

Net income (loss) attributable to holders of common stock	$(5,976)	$4,607	$58,095

Net income (loss) per share attributable to holders of common stock
Basic	$(0.61)	$0.46	$1.66
Diluted	$(0.61)	$0.13	$1.30
Shares used to compute net income (loss) per share attributable to holders of common stock
Basic	9,767	10,106	35,096
Diluted	9,767	34,866	44,826

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)
Years Ended December 31, 2008, 2009 and 2010

	Convertible				Additional	Preferred	Deferred		Total
	preferred stock		Common stock		paid-in	Stock	stock	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	Warrant	compensation	deficit	equity
	(In thousands, except share data)

Balance, January 1, 2008	22,142,791	$2	10,138,300	$1	$171,728	$1,191	$(923)	$(160,485)	$11,514
Antidilution issuance of Series E preferred stock	207,181	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	236,042	—	552	—	—	—	552
Net share settlements for stock-based awards minimum tax withholdings	—	—	(86,461)	—	(830)	—	—	—	(830)
Amortization of deferred stock compensation under the intrinsic value method	—	—	—	—	—	—	348	—	348
Stock-based compensation under the fair value method	—	—	—	—	3,299	—	—	—	3,299
Net loss and comprehensive loss	—	—	—	—	—	—	—	(3,614)	(3,614)

Balance, December 31, 2008	22,349,972	2	10,287,881	1	174,749	1,191	(575)	(164,099)	11,269
Cumulative adjustment to beginning balance upon adoption of ASC 815-40	—	—	—	—	—	(1,191)	—	1,049	(142)

Adjusted balance at January 1, 2009	22,349,972	2	10,287,881	1	174,749	—	(575)	(163,050)	11,127
Antidilution issuance of Series E preferred stock	91,651	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	1,199,896	—	691	—	—	—	691
Issuance of restricted stock	—	—	50,000	—	—	—	—	—	—
Net share settlements for stock-based awards minimum tax withholdings	—	—	(890,554)	—	(396)	—	—	—	(396)
Amortization of deferred stock compensation under the intrinsic value method	—	—	—	—	—	—	181	—	181
Stock-based compensation under the fair value method	—	—	—	—	6,886	—	—	—	6,886
Income tax associated with stock-based compensation	—	—	—	—	88	—	—	—	88
Net income and comprehensive income	—	—	—	—		—	—	5,689	5,689

Balance, December 31, 2009	22,441,623	2	10,647,223	1	182,018	—	(394)	(157,361)	24,266
Conversion of preferred stock to common stock effective upon initial public offering	(22,441,623)	(2)	22,441,623	2	—	—	—	—	—
Stock dividend to Series E shareholders	—	—	456,643	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	2,166,335	—	10,959	—	—	—	10,959
Initial public offering of common stock, net of offering costs of $10.5 million	—	—	7,458,100	1	78,953	—	—	—	78,954
Net share settlements for stock-based minimum tax withholdings	—	—	(53,746)	—	(921)	—	—	—	(921)
Amortization of deferred stock-based compensation under the intrinsic value method	—	—	—	—	—	—	358	—	358
Stock-based compensation under the fair value method	—	—	—	—	7,573	—	—	—	7,573
Income tax associated with
stock-based compensation	—	—	—	—	456	—	—	—	456
Net income and comprehensive income	—	—	—	—	—	—	—	63,575	63,575

Balance, December 31, 2010	—	$—	43,116,178	$4	$279,038	$—	$(36)	$(93,786)	$185,220

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2009, and 2010

	2008	2009	2010
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(3,614)	$5,689	$63,575
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,641	1,729	1,816
Amortization of internal use software	2,196	2,711	3,703
Stock-based compensation	3,589	6,768	7,659
Amortization of deferred sales commissions	991	1,153	1,155
Amortization and impairment of direct response advertising	—	64	1,185
Repayment discount on note payable	—	(200)	—
Fair value adjustment of convertible warrant	—	(142)	—
Provision for doubtful accounts	136	20	191
Loss on fixed asset disposal	2	5	7
Excess tax benefit associated with stock-based compensation	—	(88)	(456)
Changes in operating assets and liabilities:
Accounts receivable	2,828	(5,168)	(6,158)
Prepaid expenses	45	(335)	(842)
Deferred tax assets	—	—	(51,144)
Direct response advertising	—	(1,528)	(4,330)
Other assets	(1,466)	(971)	(2,665)
Accounts payable	1,726	998	1,319
Accrued compensation	(4,469)	6,818	6,506
Deferred revenue	(419)	(470)	110
Other liabilities	2	4	(51)

Net cash provided by operating activities	3,188	17,057	21,580

Cash flows from investing activities:
Purchase of property and equipment	(2,456)	(1,167)	(2,361)
Capitalization of internal use software	(4,092)	(4,682)	(5,860)
Restricted cash	—	—	(950)

Net cash used in investing activities	(6,548)	(5,849)	(9,171)

Cash flows from financing activities:
Proceeds from term loan payable	—	9,950	—
Payments on term loan payable	—	(1,944)	(8,056)
Repayment of note payable	—	(9,800)	—
Proceeds from bank borrowings	3,500	—	—
Repayment of bank borrowings	—	(3,500)	—
Payments on capital lease obligations	(20)	(15)	(2)
Net share settlements for stock-based awards minimum tax withholdings	(830)	(396)	(921)
Excess tax benefit associated with stock-based compensation	—	88	456
Proceeds from issuance of common stock, net of offering costs	552	265	90,338

Net cash provided by (used in) financing activities	3,202	(5,352)	81,815

Net increase (decrease) in cash and cash equivalents	(158)	5,856	94,224
Cash and cash equivalents, beginning of period	15,015	14,857	20,713

Cash and cash equivalents, end of period	$14,857	$20,713	$114,937

Supplemental cash flows information:
Income taxes paid, net of refunds	$150	$48	$1,154
Interest paid	$867	$645	$184
Non-cash investing and financing activities:
Stock dividend	$2,362	$1,082	$5,480
Capitalized stock-based compensation for internal use software	$120	$399	$439
Capitalized stock-based compensation for direct response advertising	$—	$—	$60

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	Organization and Description of the Business

The Company

Financial Engines, Inc. (the Company) was incorporated on May 13, 1996 under the laws of the state of California and is headquartered in Palo Alto, California. In February 2010, the Company was reincorporated under the laws of the State of Delaware.

Financial Engines is a provider of independent, technology-enabled portfolio management services, investment advice and retirement income services to participants in employer-sponsored defined contribution plans, such as 401(k) plans. The Company helps investors plan for retirement by offering personalized plans for saving and investing, as well as by providing assessments of retirement income needs and readiness, regardless of personal wealth or investment account size. The Company uses proprietary advice technology platform to provide advisory services to millions of retirement plan participants on a cost-efficient basis.

The Company continues to devote the majority of its resources to the growth of the Company’s business in accordance with its business plan. The Company’s activities have been financed primarily through the sale of equity securities and more recently from cash provided by operating activities.

NOTE 2 —	Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, income taxes, stock-based compensation, direct response advertising, the carrying amount and useful lives of property, equipment and internal use software cost, and deferred sales commissions. Actual results could differ from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. The carrying amount of these instruments approximates fair value because of their short-term maturity.

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company believes the fair value of its financial instruments, principally cash and cash equivalents, accounts receivable, bank borrowings and accounts payable, approximate their recorded values due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

The Company measures and reports its investments in money market funds at fair value on a recurring basis. The fair value of the Company’s investments in certain money market funds approximates their face value. Such instruments are classified as Level 1 and are included in cash and cash equivalents.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

		Quoted Prices	Significant	Significant
		in Active	Other	Other
		Markets	Observable	Unobservable
	Total Fair	for Identical	Inputs	Inputs
	Value	Assets (Level 1)(1)	(Level 2)(2)	(Level 3)(3)
(In thousands)

Assets:
Money Market Funds
December 31, 2009	$20,428	$20,428	$—	$—
December 31, 2010(4)	$110,622	$110,622	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

(4)	Included in this balance is $950,000 of restricted cash being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts.

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

Significant customer information is as follows:

	December 31,	December 31,
	2009	2010

Percentage of accounts receivable:
JPMorgan	20%	21%

	Year Ended December 31,
	2008	2009	2010

Percentage of revenue:
JPMorgan	17%	18%	19%
Vanguard	11%	10%	9%
ING	10%	8%	6%

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company reviews its trade receivables by aging category to identify significant customers with

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collection issues. For accounts not specifically identified, the Company provides reserves based on historical bad debt loss experience.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and allocated to the department of benefit in the accompanying consolidated statements of operations. Leasehold improvements are amortized over the shorter of the remaining lease term or the useful life of the asset. Software purchased for internal use is amortized over its useful life. Expenditures for maintenance and repairs are charged to expense as incurred.

Estimated
Useful Lives
in Years

Computer equipment	3
Computer software	2
Furniture, fixtures, and equipment	5

Deferred Initial Public Offering Costs

Deferred initial public offering costs of $1.6 million are included in other assets in the accompanying consolidated balance sheet as of December 31, 2009. Upon the effective date of the initial public offering of March 16, 2010, these amounts were offset against the proceeds of the offering and included in stockholders’ equity. There were no amounts capitalized as of December 31, 2010.

Internal Use Software

Certain direct development costs associated with internal use software are capitalized and include external direct consulting costs and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. Internal use software includes engineering costs associated with (1) enhancing the Company’s advisory service platform and (2) developing internal systems for tracking member data, including AUM, member cancellations and other related member statistics. The capitalized costs are amortized using the straight-line method over an estimated life of three to five years, beginning when the asset is substantially ready for use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. A portion of internal use software relates to cost of revenue, as well as the Company’s other functional departments. However the Company is not able to meaningfully allocate the costs among cost of revenue and operations. Accordingly, amortization is presented as a separate line item on the accompanying consolidated statement of operations.

During the years ended December 31, 2008, 2009 and 2010, the Company capitalized $4.2 million, $5.1 million and $6.3 million, respectively, of development costs, including interest and stock compensation expense, relating to technology to be used to enhance the Company’s internal use software and advisory service platform. For the years ended December 31, 2008, 2009 and 2010, the Company capitalized $0.1 million, $0.1 million and $42,000, respectively, of interest and $0.1 million, $0.4 million and $0.4 million, respectively, of noncash stock-based compensation costs related to internal use software.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to long-lived assets during the years ended December 31, 2008, 2009 and 2010.

Deferred Sales Commissions

Deferred sales commissions consist of incremental costs paid to the Company’s sales force associated with the execution of non-cancelable customer contracts. The deferred sales commission amounts are recoverable through future revenue streams under the non-cancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the life of the related non-cancelable customer contracts, which is typically three years. Amortization of deferred sales commissions is included in marketing and sales expense in the accompanying consolidated statements of operations.

The Company capitalized sales commission of $1.0 million, $0.8 million and $2.6 million during the years ended December 31, 2008, 2009 and 2010, respectively, and amortized $1.0 million, $1.2 million and $1.2 million of deferred sales commissions during the years ended December 31, 2008, 2009 and 2010, respectively.

Restricted Cash

Restricted cash is in the form of a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts. Upon signing the pledge agreement in August 2010, the Company classified $950,000 of restricted cash in other assets in the accompanying consolidated balance sheet as of December 31, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is the same as net income (loss) for all periods presented.

Segment Information

The Company operates in one reportable segment. The Company’s chief operating decision-maker, its chief executive officer, reviews its operating results on an aggregate basis and manages its operations as a single operating segment. In addition, all of the Company’s operations and assets are based in the United States.

Revenue Recognition

The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement, as evidenced by a signed contract;

•	Delivery has occurred or the service has been made available to the customer, which occurs upon completion of implementation and connectivity services and acceptance by the customer;

•	The collectibility of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

The Company generates its revenue through three primary sources: professional management, platform and other revenue.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional Management.  The Company derives professional management revenue from member fees paid by plan participants who are enrolled in its Professional Management service for the management of their account assets. This discretionary investment management service includes a Retirement Plan analyzing investments, contribution rate and projected retirement income, and a Retirement Checkup designed to help plan participants to develop a strategy for closing the gap, if any, between the participant’s retirement goal and current retirement income forecast. The services are generally made available to plan participants in a 401(k) plan by written agreements between the Company and the plan provider, plan sponsor and the plan participant; and may be provided on a subadvised basis. The arrangement generally provides for member fees based on the value of assets the Company manages for plan participants, and is generally payable quarterly in arrears. Revenue derived from Professional Management services is recognized as the services are performed. In order to encourage enrollment into the Professional Management service, the Company uses a variety of promotional techniques, some of which can potentially impact the amount of revenue recognized, the timing of revenue recognition or both.

In certain instances, fees payable by plan participants are deferred for a specified period, and are waived if the plan participant cancels within the specified period. Effective January 1, 2009, the Company commenced recognizing revenue during certain of these fee deferral periods based on the estimate of the expected retention and cancellation rates determined by historical experience of similar arrangements. As a result of recognizing revenue during the fee deferral periods, revenue during the years ended December 31, 2009 and 2010 was higher by approximately $0.3 million and $0.5 million, respectively, compared to the year ended December 31, 2008.

Platform.  The Company derives platform revenue from recurring, subscription-based fees for access to either its full suite of services, including Professional Management, Online Advice service and Retirement Evaluation, or to its Online Advice service only, and to a lesser extent, from setup fees. Online Advice is a nondiscretionary Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the employer sponsored retirement plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at the Company’s website. The arrangements generally provide for the Company’s fees to be paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure. Platform revenue is generally paid annually in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over the estimated average life of sponsor contracts, which is usually three to five years.

Other.  Other revenue includes reimbursement for marketing and member materials from certain subadvisory relationships, and reimbursement for providing personal statements to participants from a limited number of plan sponsors. A small portion of other revenue is derived from a defined benefit consulting business. Revenue is recognized as the related services are performed, in accordance with the specific terms of the contract with the customers.

Deferred Revenue

Deferred revenue consists primarily of billings or payments received in advance of revenue recognition generated by the Company’s platform service and setup fees described above. For these services, the Company generally invoices its customers in annual or quarterly installments payable in advance. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multiyear, noncancelable subscription contracts.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Revenue

Cost of revenue includes fees paid to plan providers for connectivity to plan and plan participant data, printed materials fulfillment costs for certain subadvisory relationships for which we are reimbursed, printed member materials, and employee-related costs for technical operations, implementations, operations, advisor call center operations, portfolio management and customer support. The expenses included in cost of revenue are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our statements of operations. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, and purchased materials. Amortization of internal use software, a portion of which relates to our cost of revenue, is not included in cost of revenue but is reflected as a separate line item in our statement of operations.

Direct Response Advertising

The Company’s advertising costs consist primarily of print materials associated with new customer solicitations. Print materials costs relate primarily to either Active Enrollment campaigns, where marketing materials are sent to solicit enrollment in the Company’s Professional Management service, or Passive Enrollment campaigns, where the plan sponsor defaults all eligible members into the Professional Management service unless they decline. Advertising costs relating to Passive Enrollment campaigns and other general marketing materials sent to participants do not qualify as direct response advertising and are expensed to sales and marketing in the period the advertising activities first take place. Print fulfillment costs relating to subadvisory campaigns do not qualify as direct response advertising and are expensed to cost of revenue in the period in which the expenses were incurred. Advertising costs associated with direct advisory Active Enrollment campaigns qualify for capitalization as direct response advertising. The capitalized costs are amortized over the estimated three-year period of probable future benefits following the enrollment of a member into the Professional Management service based on the ratio of current period net revenue for the direct response advertising cost pool as compared to the total estimated net revenue expected for the direct response advertising cost pool over the remaining period of probable future benefits.

Effective July 1, 2009, the Company commenced capitalization of direct response advertising costs associated with direct advisory Active Enrollment campaigns on a prospective basis as the Company first concluded it had sufficient and verifiable historical patterns over a reasonable period of time to demonstrate the probable future benefits of such campaigns. Advertising expense was $2.6 million, $2.2 million and $2.0 million for the years ended December 31, 2008, 2009 and 2010, respectively, of which direct advisory Active Enrollment campaign expense was $2.5 million, $2.0 million and $1.4 million, respectively.

Deferred Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. See Note 7 for additional information.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

Employee stock-based compensation expense is based on the following: (1) the grant date fair value of stock option awards granted or modified after January 1, 2006 and (2) the balance of deferred stock-based compensation related to stock awards granted prior to January 1, 2006, which was calculated using the intrinsic value method.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Company amortizes stock-based compensation expense using a graded vesting method over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The Company currently uses the simplified method in developing an estimate of expected term of stock options. The computation of expected volatility is based on a combination of the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. Management estimates expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. Amortization of stock-based compensation is presented in the same line item as the cash compensation to those employees in the accompanying consolidated statement of operations.

The Company’s current practice is to issue new shares to settle stock option exercises.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period less the weighted average number of unvested restricted common shares subject to the right of repurchase. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including options, unvested restricted common stock subject to repurchase, warrants and convertible preferred stock.

Recent Accounting Pronouncements

In October 2009, the Financial Account Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within a multiple-deliverable arrangement. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that objective evidence of fair value exists for the undelivered elements in order to account for those undelivered elements as a single unit of accounting and also proscribes use of the residual method. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. The Company has determined that the adoption of ASU 2009-13 will not have a material impact on its financial condition and results of operations.

NOTE 3 —	Balance Sheet Items

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2009	2010
	(In thousands)

Cash	$285	$5,265
Money market fund	20,428	109,672

Total cash and cash equivalents	$20,713	$114,937

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

The following table summarizes the changes to the allowance for doubtful accounts:

	December 31,
	2008	2009	2010
	(In thousands)

Balance, beginning of year	$309	$180	$48
Add: Provisions for doubtful accounts	136	$20	$191
Less: Write-offs	(265)	(152)	(170)

Balance, end of year	$180	$48	$69

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2010
	(In thousands)

Computer equipment	$8,238	$8,183
Computer software	3,601	3,651
Office equipment, furniture and fixtures	2,332	2,357
Leasehold improvements	675	762

Total property and equipment	14,846	14,953
Less: Accumulated depreciation	(12,288)	(11,805)

Property and equipment, net	$2,558	$3,148

Depreciation and amortization expense was $1.6 million, $1.7 million and $1.8 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Internal Use Software

Internal use software consists of the following:

	December 31,
	2009	2010
	(In thousands)

Capitalized internal use software	$29,533	$35,832
Accumulated amortization	(20,790)	(24,702)

Internal use software, net	$8,743	$11,130

Other Current Assets

Other current assets consist of the following:

	December 31,
	2009	2010
	(In thousands)

Deferred sales commissions	$1,195	$1,520
Initial public offering issuance costs	1,579	—
Other	617	669

Total other current assets	$3,391	$2,189

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Compensation

Accrued compensation consists of the following:

	December 31,
	2009	2010
	(In thousands)

Accrued bonus	$6,544	$10,640
Accrued vacation	1,785	2,156
Accrued commission	611	1,690
Accrued payroll	106	1,052
Other	55	69

Total accrued compensation	$9,101	$15,607

NOTE 4 —	Debt

Revolving Line of Credit

The Company’s $7.0 million revolving line of credit with an interest rate set at 0.75% points above the bank’s prime rate expired in April 2010. There was no balance outstanding under this line of credit as of December 31, 2009 and 2010.

Note Payable and Term Loan

In September 2006, the Company borrowed $10.0 million under a promissory note. The promissory note had a stated interest rate of LIBOR plus 5.00% and a maturity date of September 29, 2009. In May 2009, the Company prepaid the outstanding balances of this promissory note for an agreed amount of $9.8 million and recognized the prepayment discount of $200,000 as a component of other income in the accompanying consolidated statement of operations for the year ended December 31, 2009.

In April 2009, the Company executed an agreement to add a $10.0 million term loan with the same lender that provided the revolving line of credit. The interest rate on the term loan was set at 1.50% above the bank’s prime rate for prime rate loans, with a minimum 4.00% prime rate, and 4.00% above the LIBOR rate for LIBOR rate loans, with a minimum 1.50% LIBOR rate. The term loan was repayable in 36 equal installments through May 1, 2012. The Company repaid the outstanding term loan balance in May 2010.

NOTE 5 —	Stockholders’ Equity

Initial Public Offering of Common Stock

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

Common Stock

As of December 31, 2010, there were 500,000,000 shares of common stock authorized, and 43,116,178 shares issued and outstanding. Common stockholders are entitled to dividends if and when declared by the board of directors.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Preferred Stock

Prior to the initial public offering, the Company had 22,441,623 shares of preferred stock outstanding. Each share of preferred stock was convertible into one share of common stock. The conversion of all the shares of preferred stock into 22,441,623 shares of common stock occurred upon the Company’s initial public offering on March 16, 2010. Upon the initial public offering, the Company authorized 10,000,000 shares of undesignated preferred stock. No preferred stock shares were outstanding as of December 31, 2010.

Stock Dividend

In accordance with certain antidilution provisions contained in the Series E preferred stock agreements, certain increases to the number of shares available for issuance under the 1998 Stock Plan resulted in an antidilution adjustment for the holders of those preferred shares during the years ended December 31, 2008 and 2009. Rather than adjust the conversion ratio as provided in the Company’s Articles of Incorporation, the board of directors approved a preferred stock dividend of 207,181 and 91,651 shares of Series E preferred stock during the year ended December 31, 2008 and 2009, respectively, such that each of those series maintained a one-for-one conversion ratio to common stock. The fair value of the dividend was determined to be $2.4 million and $1.1 million during the years ended December 31, 2008 and 2009, respectively.

Upon the initial public offering on March 16, 2010, the Company issued 456,643 shares of common stock as a dividend to the holders of Series E preferred stock so that each share of preferred stock would maintain the one-to-one conversion ratio to common stock. The fair value of the dividend at $12.00 per share was determined to be $5.5 million.

Warrant Issued

In October 1999, the Company issued a warrant to purchase 100,000 shares of Series D preferred stock at a price of $10.00 per share to a company in connection with an interactive marketing and services agreement. The fair value of the warrant, as determined using the Black-Scholes option pricing model, was approximately $1.2 million and was amortized to marketing expense over the underlying performance period, until the date at which the service agreement was terminated in 2000. As part of the Series D antidilution adjustments in 2005, the warrant was adjusted up to 108,290 shares at an exercise price of $9.23 per share. The warrant expired unexercised in October 2009. There were no warrants outstanding as of December 31, 2010.

Common Stock Reserved for Future Issuance

As of December 31, 2010, the Company has reserved the following shares of common stock for issuance in connection with:

December 31,
2010

Stock option and stock purchase plans	9,741,469
Stock options available for grant	2,968,225
Restricted stock awards	25,000

Total shares reserved	12,734,694

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option and Restricted Stock Plans

1998 Stock Plan

The Company has reserved a total of 17,802,301 shares of its common stock for issuance under its 1998 Stock Plan. Under the 1998 Stock Plan, the board of directors may grant stock purchase rights and incentive and nonstatutory stock options to employees, consultants and directors at fair market value on the date of grant. Vesting provisions of stock purchase rights and options granted under the 1998 Stock Plan are determined by the board of directors. Stock purchase rights have a 30-day expiration period, and options expire no later than 10 years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within three months or they are forfeited. Stock purchase rights or options acquired under the 1998 Stock Plan are exercisable upon grant; however, they generally vest over a period of four years.

In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, the Company shall, upon the date of such termination, have an irrevocable, exclusive option to repurchase the unvested shares purchased prior to vesting, at the original exercise price. This repurchase option exists for a period of 60 days from termination. As of December 31, 2010, no shares were subject to repurchase under the 1998 Stock Plan.

Since the initial public offering, 1,152,975 shares originally reserved for issuance under the 1998 Stock Plan but which were not subject to outstanding options as of the initial public offering, and shares subject to outstanding options under the 1998 Stock Plan as of the initial public offering that were subsequently forfeited or terminated for any reason before being exercised became available for awards under the 2009 Stock Incentive Plan.

In October 2009, the Company obtained stockholder approval to extend the 1998 Stock Plan for an additional year to expire in April 2011. The Company does not currently intend to grant any additional shares under the 1998 Stock Plan before its expiration.

2009 Stock Incentive Plan

The Company has reserved a total of 3,152,975 shares of its common stock for issuance under its 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan became effective immediately prior to the initial public offering. Under the 2009 Stock Incentive Plan, 2,000,000 shares of the Company’s common stock had been authorized for issuance. In addition, 1,152,975 shares originally reserved for issuance under the 1998 Stock Plan but which are not subject to outstanding options as of the initial public offering, and shares subject to outstanding options under the 1998 Stock Plan upon the initial public offering that were subsequently forfeited or terminated for any reason before being exercised, up to a number of additional shares not to exceed 2,000,000, also became available for awards under the 2009 Stock Incentive Plan.

Under the 2009 Stock Incentive Plan, the board of directors may grant restricted stock awards, restricted stock units, stock appreciation rights and incentive and nonstatutory stock options to employees, consultants and directors at fair market value on the date of grant. Vesting provisions of equity awards granted under the 2009 Stock Incentive Plan are determined by the board of directors. Options acquired under the 2009 Stock Incentive Plan will generally vest over a period of four years. Restricted shares and restricted stock units awarded under the 2009 Stock Incentive Plan will vest according to the terms of the award on the date of the grant.

In the event of termination of service with the Company for any reason, except death or total and permanent disability, all unvested options are forfeited and all vested options must be exercised within three months or they are forfeited. In the event of a termination of service with the Company for any reason, all unvested restricted shares and restricted stock units will expire immediately and do not vest as a result of the termination. Options expire no later than 10 years from the date of grant. As of December 31, 2010, no shares were subject to repurchase and 2,968,225 shares were available for future grant.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

The following table summarizes option activity under the 1998 Stock Plan and the 2009 Stock Incentive Plan:

			Weighted	Weighted
			Average	Average	Aggregate
	Number of	Exercise	Exercise	Remaining	Intrinsic
	Options	Price	Price	Term	Value

Balance, January 1, 2008	8,822,910	$0.67 - $10.00	$5.12
Granted	3,026,850	6.51 - 9.60	7.06
Exercised(1)	(237,042)	0.07 - 8.00	2.37
Forfeited	(540,435)	0.83 - 10.00	6.15

Balance, December 31, 2008	11,072,283	1.00 - 10.00	5.66

Granted	2,202,120	5.79 - 8.75	7.78
Exercised(1)	(1,199,894)	1.00 - 9.00	5.13
Forfeited	(444,069)	1.00 - 10.00	6.86

Balance, December 31, 2009	11,630,440	1.00 - 10.00	6.07

Granted	409,850	8.75 - 17.61	11.82
Exercised(1)	(2,247,534)	1.00 - 10.00	5.27
Forfeited	(51,287)	5.79 - 9.60	8.07

Balance, December 31, 2010	9,741,469	$1.00 - $17.61	$6.49	6.12 years	$129,992,109

Vested and exercisable, December 31, 2010	6,522,104	$1.00 - $10.00	$5.78	5.00 years	$91,643,796

(1)	Exercises for the years ended December 31, 2008, 2009 and 2010 include 1,000 shares, 890,554 shares and 81,199 shares respectively, which were tendered in exchange for option exercises and related minimum tax withholding.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2010 of $19.83, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2010 was $4.3 million and $32.7 million, respectively. The weighted average fair value per share of options granted to employees for the years ended December 31, 2008, 2009 and 2010 was approximately $3.63, $4.07 and $5.95, respectively. Total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2008, 2009 and 2010 was $0.6 million, $0.7 million and $11.0 million, respectively.

The following weighted average assumptions were used to value options granted:

	Year Ended December 31,
	2008	2009	2010

Expected life in years	6.06	6.07	5.99
Risk-free interest rate	2.58%	2.62%	2.60%
Volatility	52%	53%	51%
Dividend yield	—	—	—

As of December 31, 2010, there was $4.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options and restricted stock purchase rights granted after January 1, 2006, to be recognized over the weighted average period of 1.2 years.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about outstanding and exercisable options as of December 31, 2010:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price

$ 1.00 - $ 2.50	1,040,587	1.67	$1.63	1,040,587	$1.63
$ 2.51 - $ 4.25	1,335,757	3.72	3.66	1,335,757	3.66
$ 4.25 - $ 6.95	2,552,773	7.55	6.45	1,279,933	6.43
$ 6.96 - $10.00	4,627,602	6.91	8.05	2,865,827	7.98
$10.01 - $13.27	7,200	9.76	13.27	—	—
$13.27 - $17.61	177,550	9.16	15.60	—	—

$ 1.00 - $17.61	9,741,469	6.12	$6.49	6,522,104	$5.78

Special Executive Restricted Stock Purchase Plan

The Company originally reserved 1,000,000 shares of its common stock for issuance under its Special Executive Restricted Stock Purchase Plan (the Special Restricted Plan). Under the Special Restricted Plan, the board of directors may grant stock purchase rights to employees and consultants at an exercise price determined by the board of directors at the date of grant. The shares cliff vest over an initial vesting period of three to seven years. The restrictions lapse over a period of six to twelve months upon a change of control or following an initial public offering.

Upon termination of employment or consulting relationship with the Company, for any reason, the Company has an irrevocable, exclusive option to repurchase the unvested shares purchased prior to vesting at the original exercise price. This repurchase option exists for a period of 90 days from termination. In connection with the issuances of stock purchase rights, the Company recorded $0.3 million, $0.2 million and $0.4 million as amortization of deferred compensation in the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2010, 175,000 shares are subject to repurchase until the restrictions lapsed on March 15, 2011 and 25,000 shares were available for future grant.

The following table summarizes restricted stock purchase right activity under the Special Restricted Plan:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Balance, January 1, 2008	550,000	$6.86
Granted	—	—
Released(1)	(250,000)	10.00
Forfeited	—	—

Balance, December 31, 2008	300,000	4.25

Granted	50,000	6.15
Released(1)	—	—
Forfeited	—	—

Balance, December 31, 2009	350,000	4.52

Granted	—	—
Released(1)	(175,000)	4.25
Forfeited	—	—

Balance, December 31, 2010	175,000	$4.47

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Shares released on vesting for the years ended December 31, 2008, 2009 and 2010 include 86,461 shares, 0 shares and 53,746 shares, respectively, which were tendered in exchange for minimum tax withholding.

The balance in deferred stock-based compensation of $0.4 million and $36,000 as of December 31, 2009 and 2010, respectively, comprises executive restricted stock purchase rights issued prior to December 31, 2005. As of December 31, 2010, the unamortized deferred stock compensation related to restricted stock granted in 2005 will be amortized over 3 months.

Equity Instruments Issued to Non-Employees

The fair value of the options issued to non-employees was determined using the Black-Scholes option-pricing model. The Company did not grant stock options to non-employees during the year ended December 31, 2010. As of December 31, 2010, there was no unrecognized compensation cost related to unvested stock options granted to non-employees. Compensation expense for equity instruments issued to non-employees recognized in the years ended December 31, 2008, 2009 and 2010 was $(4,000), $0.1 million and $0.1 million, respectively.

The following weighted average assumptions were used to value options to non-employees:

	Year Ended December 31,
	2008	2009	2010

Expected life in years	5.00	5.00	5.00
Risk-free interest rate	2.86%	2.20%	1.97%
Volatility	44%	60%	50%
Dividend yield	—	—	—

Stock-based Compensation

The following table summarizes the stock-based compensation by functional area as presented in the statement of operations:

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Stock-based compensation:
Cost of revenue	$817	$1,391	$826
Research and development	796	1,721	2,084
Sales and marketing	1,112	1,942	2,042
General and administrative	801	1,612	2,499
Amortization of internal use software	63	102	208

Total stock-based compensation	$3,589	$6,768	$7,659

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Year Ended December 31,
	2008	2009	2010
	(In thousands, except per share data)

Numerator (basic and diluted):
Net income (loss)	$(3,614)	$5,689	$63,575
Less: Stock dividend	2,362	1,082	5,480

Net income (loss) attributable to holders of common stock	$(5,976)	$4,607	$58,095

Denominator (basic):
Weighted average common shares outstanding	10,183	10,450	35,384
Less: Weighted average unvested restricted common shares subject to repurchase	(416)	(344)	(288)

Net weighted average common shares outstanding	9,767	10,106	35,096

Denominator (diluted):
Weighted average common shares outstanding	9,767	10,106	35,096
Dilutive stock options and awards outstanding	—	2,052	4,831
Weighted average unvested restricted common shares subject to repurchase	—	344	288
Weighted average common shares from preferred stock	—	22,364	4,611

Net weighted average common shares outstanding	9,767	34,866	44,826

Net income (loss) per share attributable to holders of common stock:
Basic	$(0.61)	$0.46	$1.66
Diluted	$(0.61)	$0.13	$1.30

Diluted net income (loss) per share does not include the effect of the following antidilutive common equivalent shares:

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Stock options and awards outstanding	9,169	5,722	633
Common equivalent shares from preferred stock warrant	108	86	—
Unvested restricted common shares subject to repurchase	416	—	—
Common shares from preferred stock	22,163	—	—

Total antidilutive common equivalent shares	31,856	5,808	633

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	Income Taxes

The Company is subject to income taxes only in the United States. Provision for income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Current expense (benefit):
Federal	$(3)	$(183)	$(31)
State	15	1,017	447

	12	834	416

Deferred expense (benefit):
Federal	—	—	(48,833)
State	—	—	(2,312)

	—	—	(51,145)

Income tax expense (benefit)	$12	$834	$(50,729)

The difference between income tax expense (benefit) and the amount resulting from applying the federal statutory rate of 35% to net income (loss) is attributable to the following:

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Federal tax at statutory rate	$(1,261)	$2,283	$4,496
State taxes, net of federal benefit	15	1,017	348
Nondeductible expenses	38	27	27
Nondeductible stock compensation	559	1,056	880
Research and development credit	(12)	(448)	(812)
Change in valuation allowance	673	(3,051)	(55,385)
Other	—	(50)	(283)

Income tax expense (benefit)	$12	$834	$(50,729)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2010
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$50,222	$45,633
Research and other credits	2,396	2,983
Deferred revenue	477	464
Stock-based compensation	3,224	4,157
Other temporary differences	4,379	6,127

Total gross deferred tax assets	60,698	59,364
Valuation allowance	(57,914)	(2,529)

Net deferred tax assets	2,784	56,835

Deferred tax liabilities
Intangible amortization	(2,784)	(5,690)

Total deferred tax liabilities	(2,784)	(5,690)

Net deferred tax assets (liabilities)	$—	$51,145

Prior to September 30, 2010, the Company maintained a full valuation allowance for its net deferred tax assets since the likelihood of the realization of those assets had not become “more likely than not”. The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. As of September 30, 2010, and December 31, 2010, the Company believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more likely than not to fully realize its federal deferred tax assets and to partially realize its state of California deferred tax assets. Therefore, the Company released valuation allowances of $55.4 million during the year ended December 31, 2010. The Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $2.5 million relating to the state of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration.

As of December 31, 2010, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $120.0 million and $63.5 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2028.

As of December 31, 2010, approximately $25.4 million of the net operating losses will benefit additional paid in capital when realized. As of December 31, 2010, the Company also has research credit carryforwards for federal and California income tax purposes of approximately $2.2 million and $1.1 million, respectively, available to reduce future income taxes. The federal research credit carryforwards expire through 2030. The California research credit carries forward indefinitely.

Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation’s ability to utilize its net operating losses if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized “built-in gains” that occur during the sixty-month period after the ownership change. The Company does not anticipate a change in ownership under Section 382 of the Internal Revenue Code of 1986, as amended, that would result in limitations on the use of the tax net operating losses, or tax credits. However, there can be no assurance that future issuances of the Company’s securities will not trigger limitations under Section 382 of the Internal Revenue Code.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, unrecognized tax benefits approximated $6.2 million all of which would affect the effective tax rate if recognized. Included in the balance at December 31, 2010 is $0.5 million of current year tax positions, which would affect the Company’s income tax expense if recognized. As of December 31, 2010, the Company has no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. The Company does not anticipate adjustments to unrecognized tax benefits which would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2008, 2009 and 2010, the accrued interest and penalties were immaterial.

The Company’s income taxes payable have been reduced by employee stock-based awards. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the options price, tax effected. If an incremental tax benefit is realized as a reduction of income tax payable, such excess tax benefit is recognized as an increase to additional paid-in capital. The excess tax benefits from employee stock-based awards transactions in the years ended December 31, 2009 and 2010 were $0.1 million and $0.5 million, respectively and there were no excess tax benefits related to employee stock-based awards for the year ended December 31, 2008.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2010
	(In thousands)

Balance, beginning of year	$8,444	$9,588
Increase in tax positions for prior years	748	—
Decrease in tax positions for prior years	—	(3,828)
Increase in tax positions for current year	396	484

Balance, end of year	$9,588	$6,244

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open due to loss carryforwards and may be subject to examination in one or more jurisdictions. The Company has undergone a federal tax examination for fiscal years 2006 and 2007. As a result, the Company received a Notice of Proposed Adjustment (“NOPA”) dated August 24, 2010 from the Internal Revenue Service (“IRS”) which reduced its gross unrecognized tax benefits associated with research credits related to prior returns. The Company has determined that the NOPA will not have a material impact on its financial condition and results of operations.

NOTE 8 —	Savings Plan

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pre-tax salaries per year, but not more than the statutory limits. The Company may, at its discretion, make matching contributions to the 401(k) Plan. For the year ended December 31, 2009, the Company made no matching contributions. For the years ended December 31, 2008 and 2010, the Company made matching contributions of 50% of employee contributions up to 3% of salary (including commissions), which totaled $0.7 million and $0.9 million, respectively.

NOTE 9 —	Related Party Transactions

One of the Company’s founders, who also served as a director during a portion of this period, provided consulting services to the Company for which compensation was provided. The Company incurred consulting expenses of $0.3 million, $0.3 million and $0.1 million during the years ended December 31, 2008, 2009 and 2010,

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. As of December 31, 2009 and 2010, respectively, the Company had accrued liabilities of $0.1 million and $0.1 million, respectively, for consulting fees payable to this founder. As of June 2009, this founder resigned from his director position and effective December 31, 2010, this founder is no longer providing consulting services to the Company.

Entities affiliated with Goldman, Sachs & Co., one of the Company’s underwriters in the Company’s initial public offering, owned 1,324,014 shares of Series E preferred stock as of December 31, 2009 and did not hold any shares of common stock as of December 31, 2010.

NOTE 10 —	Commitments and Contingencies

Commitments

The Company leases its facilities under non-cancelable operating leases expiring at various dates through the year 2015. Rent expense for all operating leases totaled approximately $2.0 million for each of the years ended December 31, 2008, 2009 and 2010. Certain of the Company’s facility leases provide for a free rent period or escalating rent payments. Accordingly, the Company has straight-lined the rental payments over the respective lease terms, resulting in accrued rent of $0.4 million and $0.4 million as of December 31, 2009 and 2010, respectively.

Minimum future lease payments under all non-cancelable operating leases as of December 31, 2010 are as follows:

Operating
Lease Payments
(In thousands)

Year ending December 31,
2011	$2,084
2012	1,673
2013	869
2014	875
2015	154

Total minimum lease payments	$5,655

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

In February 2011, the Company extended its operating lease contract for its Phoenix facility through May 2015 and added additional space. Future minimum payments associated with the additional space are estimated to be $0.5 million over the lease term.