Form 10-Q
period 2011-03-31
Financial Engines, Inc.
filed 2011-05-09
CIK 1430592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of April 29, 2011, 44,481,850 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31,	March 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$114,937	$116,778
Accounts receivable, net	23,942	27,233
Prepaid expenses	2,802	3,111
Deferred tax assets	11,685	11,685
Other current assets	2,189	2,190

Total current assets	155,555	160,997
Property and equipment, net	3,148	3,659
Internal use software, net	11,130	11,361
Long-term deferred tax assets	39,460	38,445
Direct response advertising, net	4,615	4,752
Other assets	3,708	3,841

Total assets	$217,616	$223,055

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,384	$11,146
Accrued compensation	15,607	6,476
Deferred revenue	7,457	9,638
Other current liabilities	137	145

Total current liabilities	30,585	27,405
Long-term deferred revenue	1,494	1,451
Other liabilities	317	291

Total liabilities	32,396	29,147

Contingencies (see note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 10,000 and 10,000 authorized as of December 31, 2010 and March 31, 2011, respectively	—	—
Common stock, $0.0001 par value — 500,000 and 500,000 authorized as of December 31, 2010 and March 31, 2011, respectively; 43,116 and 44,229 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	4	4
Additional paid-in capital	279,038	285,126
Deferred compensation	(36)	—
Accumulated deficit	(93,786)	(91,222)

Total stockholders’ equity	185,220	193,908

Total liabilities and stockholders’ equity	$217,616	$223,055

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2011
Revenue:
Professional management	$16,611	$23,893
Platform	7,177	7,738
Other	556	650

Total revenue	24,344	32,281

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	8,470	11,622
Research and development	4,470	5,175
Sales and marketing	6,290	7,076
General and administrative	2,599	3,311
Amortization of internal use software	728	1,287

Total costs and expenses	22,557	28,471

Income from operations	1,787	3,810
Interest expense	(73)	—
Interest and other income, net	1	2

Income before income taxes	1,715	3,812
Income tax expense	123	1,248

Net income	1,592	2,564
Less: Stock dividend (see note 6)	5,480	—

Net income (loss) attributable to holders of common stock	$(3,888)	$2,564

Net income (loss) per share attributable to holders of common stock
Basic	$(0.25)	$0.06
Diluted	$(0.25)	$0.05

Shares used to compute net income (loss) per share attributable to holders of common stock
Basic	15,825	43,568
Diluted	15,825	49,092
See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2011
Cash flows from operating activities:
Net income	$1,592	$2,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	438	488
Amortization of internal use software	696	1,211
Stock-based compensation	1,937	1,303
Amortization of deferred sales commissions	319	299
Amortization and impairment of direct response advertising	162	496
Provision for doubtful accounts	52	33
Excess tax benefit associated with stock-based compensation	(61)	(233)
Changes in operating assets and liabilities:
Accounts receivable	(1,335)	(3,324)
Prepaid expenses	(334)	(309)
Deferred tax assets	—	1,015
Direct response advertising	(263)	(634)
Other assets	(165)	(433)
Accounts payable	(550)	4,120
Accrued compensation	(4,115)	(9,131)
Deferred revenue	1,766	2,138
Other liabilities	(3)	(17)

Net cash provided by (used in) operating activities	136	(414)

Cash flows from investing activities:
Purchase of property and equipment	(525)	(1,124)
Capitalization of internal use software	(1,577)	(1,434)

Net cash used in investing activities	(2,102)	(2,558)

Cash flows from financing activities:
Payments on term loan payable	(833)	—
Payments on capital lease obligations	(3)	—
Net share settlements for stock-based awards minimum tax withholdings	(12)	(1,718)
Excess tax benefit associated with stock-based compensation	61	233
Proceeds from issuance of common stock, net of offering costs	82,235	6,298

Net cash provided by financing activities	81,448	4,813

Net increase in cash and cash equivalents	79,482	1,841
Cash and cash equivalents, beginning of period	20,713	114,937

Cash and cash equivalents, end of period	$100,195	$116,778

Supplemental cash flows information:
Income taxes paid, net of refunds	$942	$92
Interest paid	$108	$—
Non-cash operating, investing and financing activities:
Stock dividend	$5,480	$—
Capitalized stock-based compensation for internal use software	$109	$84
Capitalized stock-based compensation for direct response advertising	$23	$5
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
     Financial Engines is a provider of independent, technology-enabled portfolio management services, investment advice and retirement income services to participants in employer-sponsored defined contribution plans, such as 401(k) plans. The Company helps investors plan for retirement by offering personalized plans for saving and investing, as well as by providing assessments of retirement income needs and readiness, regardless of personal wealth or investment account size. The Company uses its proprietary advice technology platform to provide independent, personalized portfolio management, investment advice and retirement income services to millions of retirement plan participants on a cost-efficient basis.
     The Company continues to devote the majority of its resources to the growth of the Company’s business in accordance with its business plan. The Company’s activities have been financed primarily through the sale of equity securities, and more recently from ongoing cash provided by operating activities and proceeds from the exercise of stock options.
NOTE 2 — Basis of Presentation
Interim Financial Statements
     The accompanying condensed consolidated financial statements and notes thereto are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on March 22, 2011 with the SEC (the “2010 Annual Report”). The condensed consolidated balance sheet as of December 31, 2010, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.
     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s balance sheets as of December 31, 2010 and March 31, 2011, the Company’s statements of operations for the three months ended March 31, 2010 and 2011 and the Company’s statements of cash flows for the three months ended March 31, 2010 and 2011. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is the same as net income for all periods presented.
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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition
     Effective January 1, 2011, the Company has adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. The adoption of ASU 2009-13 does not have a material impact on the Company’s financial condition and results of operations.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — Cash and Cash Equivalents
     Cash and cash equivalents consist of the following:

	December 31,	March 31,
	2010	2011
	(In thousands)
Cash	$5,265	$6,607
Money market fund	109,672	110,171

Total cash and cash equivalents	$114,937	$116,778

NOTE 4 — Concentration of Credit Risk and Fair Value of Financial Instruments
     The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for	Significant Other	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1)(1)	(Level 2)(2)	(Level 3)(3)
		(In thousands)
Assets:
Money Market Funds
December 31, 2010 (4)	$110,622	$110,622	$—	$—
March 31, 2011 (4)	$111,121	$111,121	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

(4)	Included in this balance is $950,000 of restricted cash, classified in other assets in the accompanying condensed consolidated balance sheet, being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts.
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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant customer information is as follows:

	December 31,	March 31,
	2010	2011
Percentage of accounts receivable:
JPMorgan	21%	20%

	Three Months Ended March 31,
	2010	2011
Percentage of revenue:
JPMorgan	18%	17%
NOTE 5 — Stockholders’ Equity
Stock Dividend
Upon the initial public offering on March 16, 2010, the Company issued 456,643 shares of common stock as a dividend to the holders of Series E preferred stock so that each share of preferred stock would maintain the one-to-one conversion ratio to common stock. The fair value of the dividend at $12.00 per share was determined to be $5.5 million.
Stock-based Compensation
The following table summarizes the stock-based compensation by functional area:

	Three Months Ended March 31,
	2010	2011
	(In thousands)
Stock-based compensation:
Cost of revenue	$219	$128
Research and development	569	318
Sales and marketing	514	339
General and administrative	603	442
Amortization of internal use software	32	76

Total stock-based compensation	$1,937	$1,303

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 — Net Income (Loss) Per Common Share
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
     The following table sets forth the computation of basic and diluted net income (loss) per share attributable to holders of common stock:

	Three Months Ended
	March 31,
	2010	2011
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$1,592	$2,564
Less: Stock dividend	5,480	—

Net income (loss) attributable to holders of common stock	$(3,888)	$2,564

Denominator (basic):
Weighted average common shares outstanding	16,171	43,720
Less: Weighted average unvested restricted common shares subject to repurchase	(346)	(152)

Net weighted average common shares outstanding	15,825	43,568

Denominator (diluted):
Weighted average common shares outstanding	15,825	43,568
Dilutive stock options and awards outstanding	—	5,372
Less: Weighted average unvested restricted common shares subject to repurchase	—	152

Net weighted average common shares outstanding	15,825	49,092

Net income (loss) per share attributable to holders of common stock:
Basic	$(0.25)	$0.06
Diluted	$(0.25)	$0.05
Diluted net income (loss) per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended
	March 31,
	2010	2011
	(In thousands)
Stock options and awards outstanding	11,625	71
Unvested restricted common shares subject to repurchase	346	—
Common shares from preferred stock	18,452	—

Total anti-dilutive common equivalent shares	30,423	71

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 — Income Taxes
     The Company recorded an income tax provision of $0.1 million and $1.2 million for the three months ended March 31, 2010 and 2011, respectively. The Company’s effective tax rate was 7% and 33% for the three months ended March 31, 2010 and 2011, respectively. The income tax provision for the three months ended March 31, 2011 was due primarily to federal and state income taxes. The income tax provision for the three months ended March 31, 2010 was due primarily to state income taxes and local taxes.
     Prior to September 30, 2010, the Company maintained a full valuation allowance for its net deferred tax assets since the likelihood of the realization of those assets had not become “more likely than not”. In the third quarter of 2010, the Company believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more likely than not to fully realize its federal deferred tax assets and to partially realize its State of California deferred tax assets; therefore, the Company released all of its federal valuation allowances and a portion of its State of California valuation allowances. The Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $2.5 million as of March 31, 2011 relating to net operating losses for the state of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration.
     The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open and may be subject to examination in one or more jurisdictions. The Company has undergone a federal tax examination for fiscal years 2006 and 2007 and the results did not have a material impact on its financial condition and results of operations.
     At March 31, 2011, the Company had net operating loss carryforwards for federal purposes of approximately $120.0 million that expire at varying dates from 2020 to 2028. Of the $120.0 million, approximately $25.4 million relates to excess tax benefits related to stock options. When realized, the excess tax benefits will be credited to additional paid-in capital. The timing and manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership change rules under Section 382 of the Internal Revenue Code.
     As of December 31, 2010 and March 31, 2011, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.2 million. The balance of the gross unrecognized tax benefits is not expected to materially change in the next twelve months.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three months ended March 31, 2010 and 2011, the accrued interest and penalties were immaterial.
NOTE 8 — Commitments and Contingencies
Commitments
     In March 2011, the Company entered into a new operating lease contract for additional office space in Boston. The total of the future minimum payments associated with the additional space are estimated to be $1.1 million over the lease term through January 2015.
Contingencies
     The Company includes service level commitments to its customers warranting certain levels of reliability and performance. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “continue,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our costs and expenses and revenue; enrollment metrics, AUM, AUC and equity exposures; our net deferred tax asset; the percentage of revenue derived from fees based on the market value of AUM and the impact of AUM on our operating results, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our anticipated growth strategies; our ability to retain and attract customers; our regulatory environment; our legal proceedings; intellectual property; our expectations regarding competition; use of proceeds; market risk; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on March 22, 2011 with the SEC, or the 2010 Annual Report, under Item 1A in Part I, “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Professional Management.
     We derive professional management revenue from member fees paid by or on behalf of plan participants who are enrolled in our Professional Management service for the management of their account assets. Our Professional Management service is a discretionary investment management service that includes retirement income services, a Retirement Plan analyzing investments, contribution rate and projected retirement income, a Retirement Checkup designed to help plan participants develop a strategy for closing the gap, if any, between the participant’s retirement goal and current retirement income forecast and retirement income services. The services are generally made available to plan participants in a 401(k) plan by written agreements with the plan provider, plan sponsor and the plan participant.
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
     We would generally expect our professional management revenue to continue to increase as a percentage of overall revenue, which will cause our revenue to become increasingly more sensitive to market performance.
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

	Members as a
	Percentage of
	Eligible	AUM as a Percentage
	Participants	of AUC
All plans as of March 31, 2011
Professional Management available	10.3%	10.0%
Professional Management available 14 months or more	11.6%	11.7%
Professional Management available 26 months or more	12.6%	12.2%
     As of March 31, 2011, the aggregate style exposure of the portfolios we managed was approximately as follows:

Cash	4%
Bonds	23%
Domestic Equity	49%
International Equity	24%

Total	100%

     We estimate that the aggregate percentage of equity exposures have ranged from a low of approximately 56% to a high of approximately 78% since we began managing assets on a discretionary basis in September 2004. These percentages can be affected by the asset exposures of the overall market portfolio, the demographics of our member population, the number of members who have told us that they want to assume greater or lesser investment risk, and, to a lesser extent given the amount of assets we have under management, the proportion of our members for whom we have completed the transition from their initial portfolio.

Changes in AUM
     The following table illustrates changes in our AUM from over the last four quarters:

	Q2’10	Q3’10	Q4’10	Q1’11
		(In billions)
AUM, beginning of period	$29.9	$29.4	$34.0	$37.7
AUM from net enrollment (1)	0.6	1.8	1.0	1.1
Other (2)	(1.1)	2.8	2.7	2.2

AUM, end of period	$29.4	$34.0	$37.7	$41.0

(1)	The aggregate amount of assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the period less the aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period, less the aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period.

(2)	Other factors affecting assets under management include employer and employee contributions, market movement, plan administrative fees as well as participant loans and hardship withdrawals. We cannot separately quantify the impact of these factors as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement.
     Our AUM increases or decreases based on several factors. AUM can increase due to market performance, by the addition of new assets as participants enroll into our Professional Management service both at existing sponsors as well as at new sponsors where the services have been made available, and by the addition of new assets from employee and employer contributions into their 401(k) accounts. AUM can decrease due to market performance and by the reduction of assets as a result of members terminating their membership, members rolling their assets out of the retirement plan, and sponsors canceling the Professional Management service. Historically, member cancellation rates have typically increased during periods where there has been a significant decline in stock market performance and, in addition, member cancellation rates are typically the highest in the three months immediately following the completion of a given promotional campaign.
     A substantial portion of the assets we manage is invested in equity securities, the market prices of which can vary substantially based on changes in economic conditions. An additional portion is invested in fixed income securities, which will generally have lower volatility than the equity market. Therefore, while any changes in equity market performance would significantly affect the value of our AUM, particularly for the AUM invested in equity securities, such changes would typically result in lower volatility for our AUM than the volatility of the equity market as a whole. Because a substantial portion of our revenue is derived from the value of our AUM, changes in fixed income or equity market performance could significantly affect the amount of revenue in a given period. If any of these factors reduces our AUM, the amount of member fees we would earn for managing those assets would decline, which in turn could negatively impact our revenue. Due to the current fee structure with one of our plan providers, we currently recognize the difference between annual earned professional management revenue and annual contractual minimums in the fourth quarter each year.
Platform
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

Other Revenue.
     Other revenue includes reimbursement for a portion of marketing and member materials from certain subadvisory relationships and reimbursement for providing personal statements to participants from a limited number of plan sponsors. The costs associated with these reimbursed print fulfillment materials are expensed to cost of revenue. In prior periods, a small portion of other revenue has been derived from a defined benefit consulting business which was discontinued as of December 31, 2010.
Costs and Expenses
     Employee compensation and related expenses represent our largest expense and includes wages, cash incentive compensation expense, benefits expenses, employer playroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. While we expect our headcount to increase over time, we believe that the economies of scale in our business model can allow us to grow our compensation and related expenses at a lower rate than revenue.
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
     The following summarizes our cost of revenue and certain significant operating expenses:
     Cost of Revenue. Cost of revenue includes fees paid to plan providers for connectivity to plan and plan participant data, printed materials fulfillment costs for certain subadvisory relationships for which a portion are reimbursed, printed member materials, and employee-related costs for technical operations, implementations, operations, advisor call center operations, portfolio management and customer support. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, and purchased materials. Costs for connectivity to plan and plan participant data are expected to increase proportionally with our professional management revenue, as well as by contractual increases in plan provider fees as a result of achieving certain milestones. The expenses included in cost of revenue are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our statements of operations. Amortization of internal use software, a portion of which relates to our cost of revenue, is not included in cost of revenue but is reflected as a separate line item in our statement of operations.
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
     Sales and Marketing. Sales and marketing expense includes costs associated with plan provider and plan sponsor relationship management, plan provider and plan sponsor marketing, direct sales, printing of and postage for marketing materials for direct advisory relationships and amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs.
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
Critical Accounting Estimates
     There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2011, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2010 included in our 2010 Annual Report.

Results of Operations
     The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Three Months Ended		Increase
	March 31,		March 31,		(Decrease)
	2010	2011	2010	2011	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	68%	74%	$16,611	$23,893	$7,282	44%
Platform	29	24	7,177	7,738	561	8
Other	2	2	556	650	94	17

Total revenue	100	100	24,344	32,281	7,937	33
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	35	36	8,470	11,622	3,152	37
Research and development	18	16	4,470	5,175	705	16
Sales and marketing	26	22	6,290	7,076	786	12
General and administrative	11	10	2,599	3,311	712	27
Amortization of internal use software	3	4	728	1,287	559	77

Total costs and expenses	93	88	22,557	28,471	5,914	26

Income from operations	7	12	1,787	3,810	2,023	113
Interest expense	—	—	(73)	—	73	100
Interest and other income, net	—	—	1	2	1	100

Income before income tax expense	7	12	1,715	3,812	2,097	122
Income tax expense (benefit)	1	4	123	1,248	1,125	915

Net income	7%	8%	$1,592	$2,564	$972	61%

Comparison of Three Months Ended March 31, 2010 and 2011
Revenue
     Total revenue increased approximately $7.9 million, or 33%, from $24.3 million for the three months ended March 31, 2010 to $32.3 million for the three months ended March 31, 2011. The increase was due primarily to growth in professional management revenue of $7.3 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Professional management revenue and platform revenue comprised 74% and 24%, respectively, of total revenue for the three months ended March 31, 2011.
Professional Management Revenue
     Professional management revenue increased $7.3 million, or 44%, from $16.6 million for the three months ended March 31, 2010 to $23.9 million for the three months ended March 31, 2011. The increase in professional management revenue for the three months ended March 31, 2011 was due primarily to an increase in the average AUM used to calculate fees from approximately $29.9 billion for the three months ended March 31, 2010 to approximately $40 billion for the three months ended March 31, 2011. This increase in AUM was driven primarily by increased net new enrollment resulting from marketing campaigns and other ongoing member acquisitions, market appreciation and contributions. Effective October 1, 2010, we changed our method of calculating fees for substantially all members with which we have a direct advisory relationship from quarterly to monthly, thereby calculating fees as the product of member fee rates and the value of AUM at or near the end of each month for members.
Platform Revenue
     Platform revenue increased approximately $0.6 million, or 8%, from $7.2 million for the three months ended March 31, 2010 to $7.7 million for the three months ended March 31, 2011. The increase in platform revenue for the three months ended March 31, 2011 was due primarily to increased annual platform fee subscriptions revenue resulting from service availability at new sponsors.

Cost of Revenue
     Cost of revenue, exclusive of amortization of internal use software, increased approximately $3.2 million, or 37%, from $8.5 million for the three months ended March 31, 2010 to $11.6 million for the three months ended March 31, 2011. This increase was due primarily to an increase of $2.2 million in fees paid to plan providers for connectivity to plan and plan participant data resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones. There was also an increase in printed marketing materials for subadvisory relationships and printed member materials of $0.6 million. In addition, wages, cash incentive compensation expense and related overhead expenses for the three months ended March 31, 2011 were $0.4 million higher than for the three months ended March 31, 2010 due to headcount growth and annual compensation increases effective April 1, 2010. As a percentage of revenue, cost of revenue increased from 35% for the three months ended March 31, 2010 to 36% for the three months ended March 31, 2011 due primarily to an increase in fees paid to plan providers for connectivity to plan and plan participant data and an increase in subadvisory campaign printed materials costs of which a portion is reimbursed by the applicable plan provider and classified as other revenue. We currently anticipate issuing an equity grant to certain of our existing employees in late 2011, which will likely result in a significant increase to stock-based compensation expense over the subsequent periods.
Research and Development
     Research and development expense increased $0.7 million, or 16%, from $4.5 million for the three months ended March 31, 2010 to $5.2 million for the three months ended March 31, 2011. There was a $0.8 million increase in wages, cash incentive compensation expense and related overhead expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of headcount growth and annual compensation increases effective April 1, 2010, offset by a decrease in stock-based compensation expense of $0.2 million. In addition, there was a decrease in capitalized costs related to development of internal use software of $0.1 million for the three months ended March 31, 2011. As a percentage of revenue, research and development expense decreased from 18% for the three months ended March 31, 2010 to 16% for the three months ended March 31, 2011. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period. We currently anticipate issuing an equity grant to certain of our existing employees in late 2011, which will likely result in a significant increase to stock-based compensation expense over the subsequent periods.
Sales and Marketing
     Sales and marketing expense increased $0.8 million, or 12%, from $6.3 million for the three months ended March 31, 2010 to $7.1 million for the three months ended March 31, 2011. There was a $0.9 million increase in wages, cash incentive compensation expense and related overhead expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of headcount growth and annual compensation increases effective April 1, 2010, offset by a decrease in stock-based compensation expense of $0.2 million. Additionally, there was a $0.1 million increase for the three months ended March 31, 2011 in marketing expenses, including creative development and other general marketing efforts. As a percentage of revenue, sales and marketing expense decreased from 26% for the three months ended March 31, 2010 to 22% for the three months ended March 31, 2011. The decrease as a percentage of revenue was primarily due to slower increase in employee-related expenses relative to the increase in revenue during the same period. We currently anticipate issuing an equity grant to certain of our existing employees in late 2011, which will likely result in a significant increase to stock-based compensation expense over the subsequent periods.
General and Administrative
     General and administrative expense increased $0.7 million, or 27%, from $2.6 million for the three months ended March 31, 2010 to $3.3 million for the three months ended March 31, 2011. This increase was due primarily to an increase in costs related to supporting operations as a public company, including audit, legal and insurance expenses of $0.5 million for the three months ended March 31, 2011. In addition, wages, cash incentive compensation expense and related overhead expenses for the three months ended March 31, 2011 were $0.4 million higher than for the three months ended March 31, 2010 due to headcount growth and annual compensation increases effective April 1, 2010, offset by a decrease in stock-based compensation expense of $0.2 million. As a percentage of revenue, general and administrative expense decreased from 11% for the three months ended March 31, 2010 to 10% for the three months ended March 31, 2011. We currently anticipate issuing an equity grant to certain of our existing employees in late 2011, which will likely result in a significant increase to stock-based compensation expense over the subsequent periods.
Amortization of Internal Use Software
     Amortization of internal use software increased $0.6 million, or 77%, from $0.7 million for the three months ended March 31, 2010 to $1.3 million for the three months ended March 31, 2011 due to the amortization of higher capitalized costs caused by an increase in development hours required for recently completed projects compared to projects in prior years.
Interest Expense
     Interest expense was immaterial for the comparative periods.
Interest and Other Income, Net
     Interest and other income, net, was immaterial for the comparative periods.

Income Taxes
     Income tax expense increased $1.1 million from $0.1 million for the three months ended March 31, 2010 to $1.2 million for the three months ended March 31, 2011. Our effective tax rate was 7% and 33% for the three months ended March 31, 2010 and 2011, respectively. Our effective tax rate for 2010 was impacted by the release of valuation allowance as a result of ordinary income generated in 2010.
     Prior to September 30, 2010, a full valuation allowance was maintained for the net deferred tax assets since the likelihood of the realization of those assets had not become “more likely than not”. In the third quarter of 2010, we concluded that sufficient positive evidence existed from historical operations and future projections that it was more likely than not to fully realize the federal deferred tax assets and to partially realize the State of California deferred tax assets, and therefore released all of the federal valuation allowances and a portion of the State of California valuation allowances. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $2.5 million as of March 31, 2011 relating to net operating losses for the State of California as it is not more likely than not to realize these assets prior to their expiration.
     As a result of releasing a significant portion of our valuation allowance in 2010 we expect to see, on a go-forward basis, an effective tax rate of approximately 39%, excluding the effect of discrete items such as disqualifying stock dispositions.
Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share
     Adjusted EBITDA represents net income before net interest (income) expense, income tax expense (benefit), depreciation, amortization of internal use software, amortization of direct response advertising, amortization of deferred sales commissions and amortization of stock-based compensation. Adjusted Net Income represents net income (loss) before stock-based compensation expense, net of tax and certain other items such as the income tax benefit from the release of valuation allowances. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average of dilutive common share equivalents outstanding. For all applicable periods, the dilutive common share equivalents outstanding also include on a non-weighted basis the conversion of all preferred stock to common stock, the shares associated with the stock dividend and the shares sold in the initial public offering. This differs from the weighted average diluted shares outstanding used for purposes of calculating GAAP earnings per share.
     Our management uses Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as measures of operating performance, for planning purposes (including the preparation of annual budgets), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance. Adjusted EBITDA, among other factors, was used for the year ended December 31, 2010 and will be used for the year ended December 31, 2011 when determining incentive compensation for employees, including management.
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
     The table below sets forth a reconciliation of net income to Adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
	2010	2011
	(In thousands)
Net income	$1,592	$2,564
Interest expense, net	72	(3)
Income tax expense	123	1,248
Depreciation	438	488
Amortization of internal use software	696	1,211
Amortization and impairment of direct response advertising	162	496
Amortization of deferred sales commissions	319	299
Stock-based compensation	1,937	1,303

Non-GAAP Adjusted EBITDA	$5,339	$7,606

     The table below sets forth a reconciliation of net income to Adjusted Net Income and Adjusted Earnings Per Share on our historical results:

	Three Months Ended
	March 31,
	2010	2011
	(In thousands, except per share amounts)
Net income	$1,592	$2,564
Stock-based compensation, net of tax (1)	1,197	805

Non-GAAP Adjusted Net Income	$2,789	$3,369

Non-GAAP Adjusted Earnings Per Share	$0.06	$0.07

Shares of common stock outstanding	41,130	43,720
Dilutive restricted stock and stock options	3,680	5,372

Non-GAAP adjusted weighted common shares outstanding	44,810	49,092

(1)	For the calculation of Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to stock-based compensation for all periods presented.

Liquidity and Capital Resources
Sources of Liquidity
     To date, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, cash provided by ongoing operating activities and proceeds from the exercise of stock options.
Consolidated Cash Flow Data

	Three Months Ended
	March 31,
	2010	2011
	(In thousands)
Net cash provided by (used in) operating activities	$136	$(414)
Net cash used in investing activities	(2,102)	(2,558)
Net cash provided by financing activities	81,448	4,813

Net increase in cash and cash equivalents	$79,482	$1,841
Cash and cash equivalents, end of period	$100,195	$116,778
Operating Activities
     Net cash used in operating activities for the three months ended March 31, 2011 was $0.4 million compared to net cash provided by operating activities of $0.1 million for the three months ended March 31, 2010. The decrease in cash provided by (used in) operating activities for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due to a net decrease in operating assets and liabilities of $1.6 million. This decrease was primarily a result of payments related to our 2010 annual cash incentive compensation program and an increase in accounts receivable, offset by an increase in accounts payable. This decrease was partially offset by an increase in operating results of $1.0 million adjusted for non-cash increases related primarily to deferred income taxes, amortization of internal use software and amortization of direct response advertising.
Investing Activities
     Net cash used in investing activities was $2.6 million for the three months ended March 31, 2011 compared to $2.1 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, net cash used for the purchase of property and equipment increased $0.6 million, as we spent $1.1 million for the three months ended March 31, 2011 compared to $0.5 million for the three months ended March 31, 2010. This increase was due to computer hardware purchases related to technical operations upgrades and overall headcount growth. For the three months ended March 31, 2011, we capitalized $1.4 million of internal use software costs compared to $1.6 million for the three months ended March 31, 2010.
Financing Activities
     Net cash provided by financing activities was $4.8 million for the three months ended March 31, 2011 compared to net cash provided by financing activities of $81.4 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, we received $6.3 million of proceeds from the issuance of common stock due to the exercise of stock options, compared to $82.2 million related to our initial public offering which occurred during the three months ended March 31, 2010. We incurred increased cash payments of $1.7 million associated with net share settlements for stock-based awards minimum tax withholdings between the comparable periods.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Contractual Obligations
     In March 2011, we entered into a new operating lease contract for additional office space in Boston. The total of the future minimum payments associated with the additional space are estimated to be $1.1 million over the lease term through January 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market Risk
     Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the three months ended March 31, 2011, 69% of our revenue was derived from fees based on the market value of AUM. We expect this percentage to increase over time.
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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events and therefore are designed to provide a standard of reasonable, but not absolute, assurance that it will succeed in achieving its stated goals under all potential future conditions.
     Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2010 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     As previously reported on our Current Reports on Form 8-K filed on February 4, March 3 and April 27, 2011, for the three months ended March 31, 2011, we issued 1,183,814 shares of unregistered common stock for an aggregate purchase price of $6.3 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.
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
Date: May 9, 2011

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