Form 10-Q
period 2011-06-30
Financial Engines, Inc.
filed 2011-08-05
CIK 1430592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001-34636
FINANCIAL ENGINES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3250323
(State or other jurisdiction	(I.R.S. Employer
of	Identification No.)
incorporation or organization)
1804 Embarcadero Road
Palo Alto, California 94303
(Address of principal executive offices, Zip Code)
(650) 565-4900
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of July 29, 2011, 45,154,893 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

Page
PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2011	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2011	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6. Exhibits	24
Signatures	25
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31,	June 30,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$114,937	$125,078
Accounts receivable, net	23,942	29,501
Prepaid expenses	2,802	3,244
Deferred tax assets	11,685	14,185
Other current assets	2,189	2,316

Total current assets	155,555	174,324
Property and equipment, net	3,148	4,103
Internal use software, net	11,130	11,318
Long-term deferred tax assets	39,460	34,472
Direct response advertising, net	4,615	5,984
Other assets	3,708	3,639

Total assets	$217,616	$233,840

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,384	$8,701
Accrued compensation	15,607	8,709
Deferred revenue	7,457	11,418
Other current liabilities	137	153

Total current liabilities	30,585	28,981
Long-term deferred revenue	1,494	1,507
Other liabilities	317	274

Total liabilities	32,396	30,762

Contingencies (see note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 10,000 authorized as of December 31, 2010 and June 30, 2011; None issued or outstanding as of December 31, 2010 and June 30, 2011	—	—
Common stock, $0.0001 par value — 500,000 authorized as of December 31, 2010 and June 30, 2011; 43,116 and 45,050 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	4	5
Additional paid-in capital	279,038	290,840
Deferred compensation	(36)	—
Accumulated deficit	(93,786)	(87,767)

Total stockholders’ equity	185,220	203,078

Total liabilities and stockholders’ equity	$217,616	$233,840

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Revenue:
Professional management	$17,842	$26,508	$34,454	$50,401
Platform	7,186	8,021	14,362	15,759
Other	544	743	1,100	1,393

Total revenue	25,572	35,272	49,916	67,553

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	8,728	12,265	17,198	23,887
Research and development	4,990	5,371	9,460	10,546
Sales and marketing	6,582	7,800	12,872	14,876
General and administrative	2,850	3,140	5,449	6,451
Amortization of internal use software	992	1,481	1,721	2,768

Total costs and expenses	24,142	30,057	46,700	58,528

Income from operations	1,430	5,215	3,216	9,025
Interest expense	(49)	(2)	(121)	(2)
Interest and other income, net	6	3	6	5

Income before income taxes	1,387	5,216	3,101	9,028
Income tax expense	105	1,761	227	3,009

Net income	1,282	3,455	2,874	6,019

Less: Stock dividend (see note 5)	—	—	5,480	—

Net income (loss) attributable to holders of common stock	$1,282	$3,455	$(2,606)	$6,019

Net income (loss) per share attributable to holders of common stock
Basic	$0.03	$0.08	$(0.09)	$0.14
Diluted	$0.03	$0.07	$(0.09)	$0.12

Shares used to compute net income (loss) per share attributable to holders of common stock
Basic	41,001	44,700	28,206	44,138
Diluted	46,736	49,539	28,206	49,319
See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2011
Cash flows from operating activities:
Net income	$2,874	$6,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	869	1,037
Amortization of internal use software	1,636	2,608
Stock-based compensation	3,885	2,567
Amortization of deferred sales commissions	579	639
Amortization and impairment of direct response advertising	390	1,148
Provision for doubtful accounts	72	80
Loss on fixed asset disposal	8	—
Excess tax benefit associated with stock-based compensation	(77)	(476)
Changes in operating assets and liabilities:
Accounts receivable	(2,411)	(5,639)
Prepaid expenses	(376)	(442)
Deferred tax assets	—	2,488
Direct response advertising	(1,414)	(2,516)
Other assets	(269)	(665)
Accounts payable	(57)	1,895
Accrued compensation	(1,378)	(6,898)
Deferred revenue	3,443	3,975
Other liabilities	(1)	(27)

Net cash provided by operating activities	7,773	5,793

Cash flows from investing activities:
Purchase of property and equipment	(1,390)	(2,095)
Capitalization of internal use software	(2,817)	(2,802)
Restricted cash	—	(32)

Net cash used in investing activities	(4,207)	(4,929)

Cash flows from financing activities:
Payments on term loan payable	(8,056)	—
Payments on capital lease obligations	(3)	—
Net share settlements for stock-based awards minimum tax withholdings	(176)	(1,718)
Excess tax benefit associated with stock-based compensation	77	476
Proceeds from issuance of common stock, net of offering costs	80,859	10,519

Net cash provided by financing activities	72,701	9,277

Net increase in cash and cash equivalents	76,267	10,141
Cash and cash equivalents, beginning of period	20,713	114,937

Cash and cash equivalents, end of period	$96,980	$125,078

Supplemental cash flows information:
Income taxes paid, net of refunds	$1,108	$172
Interest paid	$184	$—
Non-cash operating, investing and financing activities:
Stock dividend	$5,480	$—
Capitalized stock-based compensation for internal use software	$204	$155
Capitalized stock-based compensation for direct response advertising	$32	$13
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
NOTE 2 — Basis of Presentation
Interim Financial Statements
     The accompanying condensed consolidated financial statements and notes thereto are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on March 22, 2011 with the SEC (the 2010 Annual Report). The condensed consolidated balance sheet as of December 31, 2010, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.
     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s balance sheets as of December 31, 2010 and June 30, 2011, the Company’s statements of operations for the three and six months ended June 30, 2010 and 2011 and the Company’s statements of cash flows for the six months ended June 30, 2010 and 2011. The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.
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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition
     Effective January 1, 2011, the Company has adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial condition and results of operations.
Recent Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-4, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. This pronouncement primarily impacts disclosures. The Company does not expect this pronouncement to have a material effect on its condensed consolidated financial statements.
     In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this to have a material effect on its condensed consolidated financial statements. This pronouncement impacts disclosures only. The Company will adopt this guidance in the first quarter of fiscal 2012.
NOTE 3 — Cash and Cash Equivalents
     Cash and cash equivalents consist of the following:

	December 31,	June 30,
	2010	2011
	(In thousands)
Cash	$5,265	$3,708
Money market fund	109,672	121,370

Total cash and cash equivalents	$114,937	$125,078

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — Concentration of Credit Risk and Fair Value of Financial Instruments
     The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for	Significant Other	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1) (1)	(Level 2) (2)	(Level 3) (3)
	(In thousands)
Assets:
Money Market Funds
December 31, 2010 (4)	$110,622	$110,622	$—	$—
June 30, 2011 (4)	$122,352	$122,352	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

(4)	Included in the December 31, 2010 and June 30, 2011 balances is $950,000 and $982,000, respectively, of restricted cash, classified in other assets in the accompanying condensed consolidated balance sheet, being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts.
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
Significant customer information is as follows:

	December 31,	June 30,
	2010	2011
Percentage of accounts receivable:
JPMorgan	21%	18%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Percentage of revenue:
JPMorgan	20%	16%	19%	17%

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
Stock-based Compensation
The following table summarizes the stock-based compensation by functional area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(In thousands)
Stock-based compensation:
Cost of revenue	$227	$101	$446	$230
Research and development	520	286	1,089	604
Sales and marketing	515	326	1,029	665
General and administrative	633	466	1,236	908
Amortization of internal use software	53	85	85	160

Total stock-based compensation	$1,948	$1,264	$3,885	$2,567

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 — Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) attributable to holders of common stock by the weighted average number of common shares outstanding during the period less the weighted average number of unvested restricted common shares subject to the right of repurchase. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including options, unvested restricted common stock subject to repurchase and convertible preferred stock.
     The following table sets forth the computation of basic and diluted net income (loss) per share attributable to holders of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$1,282	$3,455	$2,874	$6,019
Less: Stock dividend	—	—	5,480	—

Net income (loss) attributable to holders of common stock	$1,282	$3,455	$(2,606)	$6,019

Denominator (basic):
Weighted average common shares outstanding	41,326	44,700	28,541	44,213
Less: Weighted average unvested restricted common shares subject to repurchase	(325)	—	(335)	(75)

Net weighted average common shares outstanding	41,001	44,700	28,206	44,138

Denominator (diluted):
Weighted average common shares outstanding	41,001	44,700	28,206	44,138
Dilutive stock options and awards outstanding	5,410	4,839	—	5,106
Less: Weighted average unvested restricted common shares subject to repurchase	325	—	—	75

Net weighted average common shares outstanding	46,736	49,539	28,206	49,319

Net income (loss) per share attributable to holders of common stock:
Basic	$0.03	$0.08	$(0.09)	$0.14
Diluted	$0.03	$0.07	$(0.09)	$0.12
Diluted net income (loss) per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(In thousands)
Stock options and awards outstanding	61	224	11,549	147
Unvested restricted common shares subject to repurchase	—	—	335	—
Common shares from preferred stock	—	—	9,299	—

Total anti-dilutive common equivalent shares	61	224	21,183	147

FINANCIAL ENGINES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 — Income Taxes
     The Company recorded an income tax provision of $0.1 million and $1.8 million for the three months ended June 30, 2010 and 2011, respectively, and an income tax provision of $0.2 million and $3.0 million for the six months ended June 30, 2010 and 2011, respectively. The Company’s effective tax rate was 7% and 33% for the six months ended June 30, 2010 and 2011, respectively. The income tax provision for the six months ended June 30, 2010 was due primarily to state income taxes and local taxes. The income tax provision for the six months ended June 30, 2011 was due primarily to federal and state income taxes.
     Prior to September 30, 2010, the Company maintained a full valuation allowance for its net deferred tax assets since the likelihood of the realization of those assets had not become “more likely than not”. In the third quarter of 2010, the Company believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more likely than not to fully realize its federal deferred tax assets and to partially realize its State of California deferred tax assets; therefore, the Company released all of its federal valuation allowances and a portion of its State of California valuation allowances. The Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $2.5 million as of June 30, 2011 relating to net operating losses for the state of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration.
     The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open and may be subject to examination in one or more jurisdictions. The Company has undergone a federal tax examination for fiscal years 2006 and 2007 and the results did not have a material impact on its financial condition and results of operations.
     At June 30, 2011, the Company had net operating loss carryforwards for federal purposes of approximately $163 million that expire at varying dates from 2020 to 2031. Of the $163 million, approximately $53 million relates to excess tax benefits related to stock options. When realized, the excess tax benefits will be credited to additional paid-in capital. The timing and manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership change rules under Section 382 of the Internal Revenue Code.
     As of December 31, 2010 and June 30, 2011, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.2 million. The balance of the gross unrecognized tax benefits is not expected to materially change in the next twelve months.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended June 30, 2010 and 2011, the accrued interest and penalties were immaterial.
NOTE 8 —Contingencies
Contingencies
     The Company includes service level commitments to its customers warranting certain levels of reliability and performance. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “continue,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our costs and expenses and revenue; enrollment metrics, AUM, AUC and equity exposures; our net deferred tax asset; the percentage of revenue derived from fees based on the market value of AUM and the impact of AUM on our operating results; benefits of using non-GAAP financial measures; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our anticipated growth strategies; our ability to retain and attract customers; our regulatory environment; our legal proceedings; intellectual property; our expectations regarding competition; use of proceeds; market risk; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to increase enrollment, to correctly identify and invest appropriately in the development of new retirement capabilities and to introduce new services and accurately estimate the impact of any future services on our business; the risk that the anticipated benefits of our investments in these services or in the development of new retirement income capabilities may not outweigh the resources and costs associated with these investments or the liabilities associated with the operation of these services; and other risks set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on March 22, 2011 with the SEC, or the 2010 Annual Report, under Item 1A in Part I, “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
     Historically, we have seen a general preference from plan sponsors to commence campaigns in the second and third quarters of the year and we expect this trend to continue. In order to encourage enrollment into our Professional Management service, we use a variety of promotional techniques, some of which can potentially impact the amount of revenue recognized, the timing of revenue recognition or both.
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

	Members as a
	Percentage of	AUM as a
	Eligible	Percentage of
	Participants	AUC
All plans as of June 30, 2011
Professional Management available	10.0%	10.1%
Professional Management available 14 months or more	11.4%	11.3%
Professional Management available 26 months or more	12.6%	12.4%
     As of June 30, 2011, the aggregate style exposure of the portfolios we managed was approximately as follows:

Cash	4%
Bonds	24%
Domestic Equity	48%
International Equity	24%

Total	100%

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

Changes in AUM
     The following table illustrates changes in our AUM from over the last four quarters:

	Q3’10	Q4’10	Q1’11	Q2’11
	(In billions)
AUM, beginning of period	$29.4	$34.0	$37.7	$41.0
AUM from net enrollment (1)	1.8	1.0	1.1	2.5
Other (2)(3)	2.8	2.7	2.2	0.3

AUM, end of period	$34.0	$37.7	$41.0	$43.8

(1)	The aggregate amount of assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the period less the aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period, less the aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period.

(2)	Other factors affecting assets under management include employer and employee contributions, market movement, plan administrative fees as well as participant loans and hardship withdrawals. We cannot separately quantify the impact of these factors as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement.

(3)	Contributions are estimated each quarter from annual contribution rates based on data received from plan providers. Contributions are estimated to have been approximately $0.6 billion in Q3’10, $0.6 billion in Q4’10, $0.6 billion in Q1’11 and $0.7 billion in Q2’11. These amounts are included in the Other line item in the above table.
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
Platform
     We derive platform revenue from recurring, subscription-based platform fees for access to either our full suite of services, including Professional Management, Online Advice service and Retirement Evaluation, or to our Online Advice service only, and to a lesser extent, from setup fees. Online Advice is a nondiscretionary Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the employer sponsored retirement plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure. Platform revenue is generally paid annually in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over the estimated average life of sponsor contracts, which is usually five years.

Other Revenue
     Other revenue includes reimbursement for a portion of marketing and member materials from certain subadvisory relationships and reimbursement for providing personal statements to participants from a limited number of plan sponsors. The costs associated with these reimbursed print fulfillment materials are expensed to cost of revenue as incurred. In prior periods, a small portion of other revenue has been derived from a defined benefit consulting business which was discontinued as of December 31, 2010.
Costs and Expenses
     Employee compensation and related expenses represent our largest expense and includes wages, cash incentive compensation expense, benefits expenses, employer payroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. While we expect our headcount to increase over time, we believe that the economies of scale in our business model can allow us to grow our compensation and related expenses at a lower rate than revenue.
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
Critical Accounting Estimates
     There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2011, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2010 included in our 2010 Annual Report.

Results of Operations
     The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.
Comparison of Three Months Ended June 30, 2010 and 2011

	Three Months Ended		Three Months Ended		Increase
	June 30,		June 30,		(Decrease)
	2010	2011	2010	2011	Amount	%
	(As a percentage of
	revenue)		(In thousands, except percentages)
Revenue:
Professional management	70%	75%	$17,842	$26,508	$8,666	49%
Platform	28	23	7,186	8,021	835	12
Other	2	2	544	743	199	37

Total revenue	100	100	25,572	35,272	9,700	38
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	34	35	8,728	12,265	3,537	41
Research and development	20	15	4,990	5,371	381	8
Sales and marketing	26	22	6,582	7,800	1,218	19
General and administrative	11	9	2,850	3,140	290	10
Amortization of internal use software	4	4	992	1,481	489	49

Total costs and expenses	94	85	24,142	30,057	5,915	25

Income from operations	6	15	1,430	5,215	3,785	265
Interest expense	—	—	(49)	(2)	47	(96)
Interest and other income, net	—	—	6	3	(3)	(50)

Income before income tax expense	5	15	1,387	5,216	3,829	276
Income tax expense	—	5	105	1,761	1,656	1,577

Net income	5%	10%	$1,282	$3,455	$2,173	170%

Revenue
     Total revenue increased approximately $9.7 million, or 38%, from $25.6 million for the three months ended June 30, 2010 to $35.3 million for the three months ended June 30, 2011. The increase was due primarily to growth in professional management revenue of $8.7 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Professional management revenue and platform revenue comprised 75% and 23%, respectively, of total revenue for the three months ended June 30, 2011.
Professional Management Revenue
     Professional management revenue increased $8.7 million, or 49%, from $17.8 million for the three months ended June 30, 2010 to $26.5 million for the three months ended June 30, 2011. The increase in professional management revenue for the three months ended June 30, 2011 was due primarily to an increase in the average AUM used to calculate fees from approximately $29.4 billion for the three months ended June 30, 2010 to approximately $43.5 billion for the three months ended June 30, 2011. This increase in AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as market appreciation and contributions. Effective October 1, 2010, we changed our method of calculating fees for substantially all members with which we have a direct advisory relationship from quarterly to monthly, thereby calculating fees as the product of member fee rates and the value of AUM at or near the end of each month for members.
Platform Revenue
     Platform revenue increased approximately $0.8 million, or 12%, from $7.2 million for the three months ended June 30, 2010 to $8.0 million for the three months ended June 30, 2011. The increase in platform revenue for the three months ended June 30, 2011 was due primarily to increased annual platform fee subscriptions revenue resulting from service availability at new sponsors.

Cost of Revenue
     Cost of revenue, exclusive of amortization of internal use software, increased approximately $3.5 million, or 41%, from $8.7 million for the three months ended June 30, 2010 to $12.3 million for the three months ended June 30, 2011. This increase was due primarily to an increase of $3.0 million in fees paid to plan providers for connectivity to plan and plan participant data resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones. There was also an increase in printed marketing materials for subadvisory relationships and printed member materials of $0.4 million. In addition, wages, benefits and payroll taxes, and related overhead expenses for the three months ended June 30, 2011 increased $0.4 million due to headcount growth and annual compensation increases effective April 1, 2011. These increases were offset by a decrease in cash incentive and stock-based compensation expenses of $0.3 million. As a percentage of revenue, cost of revenue increased from 34% for the three months ended June 30, 2010 to 35% for the three months ended June 30, 2011 due primarily to an increase in fees paid to plan providers for connectivity to plan and plan participant data and an increase in subadvisory campaign printed materials costs of which a portion is reimbursed by the applicable plan provider and classified as other revenue. We currently anticipate issuing an equity grant to certain of our existing employees in late 2011, which will likely result in a significant increase to non-cash stock-based compensation expense over the subsequent periods.
Research and Development
     Research and development expense increased $0.4 million, or 8%, from $5.0 million for the three months ended June 30, 2010 to $5.4 million for the three months ended June 30, 2011. There was a $0.5 million increase in wages, benefits and payroll tax expense, and related overhead expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as a result of headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in stock-based compensation expense of $0.3 million. In addition, there was an increase in consulting, recruiting and depreciation costs totaling $0.2 million for the three months ended June 30, 2011. As a percentage of revenue, research and development expense decreased from 20% for the three months ended June 30, 2010 to 15% for the three months ended June 30, 2011. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period. We currently anticipate issuing an equity grant to certain of our existing employees in late 2011, which will likely result in a significant increase to non-cash stock-based compensation expense over the subsequent periods.
Sales and Marketing
     Sales and marketing expense increased $1.2 million, or 19%, from $6.6 million for the three months ended June 30, 2010 to $7.8 million for the three months ended June 30, 2011. There was a $0.6 million increase in advisory printed enrollment materials expense for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Additionally, there was a $0.5 million increase in wages, commissions, benefits and payroll tax, and related overhead expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as a result of headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in stock-based compensation expense of $0.2 million. Additionally, there was a $0.3 million increase in marketing expenses, including creative development and other general marketing efforts for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. As a percentage of revenue, sales and marketing expense decreased from 26% for the three months ended June 30, 2010 to 22% for the three months ended June 30, 2011. The decrease as a percentage of revenue was primarily due to slower increase in employee-related expenses relative to the increase in revenue during the same period. We currently anticipate increasing expenses in the second half of 2011 to invest in more rapidly increasing enrollment and accelerating product development related to retirement income solutions. We also anticipate issuing an equity grant to certain of our existing employees in late 2011, which will likely result in a significant increase to non-cash stock-based compensation expense over the subsequent periods.
General and Administrative
     General and administrative expense increased $0.3 million, or 10%, from $2.9 million for the three months ended June 30, 2010 to $3.1 million for the three months ended June 30, 2011. This increase was due primarily to an increase in costs related to supporting operations as a public company, including audit, legal and insurance expenses of $0.2 million for the three months ended June 30, 2011. In addition, wages, benefits and payroll taxes, and cash incentive compensation expense for the three months ended June 30, 2011 were $0.3 million higher than for the three months ended June 30, 2010 due to headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in stock-based compensation expense of $0.2 million. As a percentage of revenue, general and administrative expense decreased from 11% for the three months ended June 30, 2010 to 9% for the three months ended June 30, 2011. The decrease as a percentage of revenue was primarily due to slower increase in employee-related expenses relative to the increase in revenue during the same period. We currently anticipate issuing an equity grant to certain of our existing employees in late 2011, which will likely result in a significant increase to non-cash stock-based compensation expense over the subsequent periods.
Amortization of Internal Use Software
     Amortization of internal use software increased $0.5 million, or 49%, from $1.0 million for the three months ended June 30, 2010 to $1.5 million for the three months ended June 30, 2011 due to the amortization of higher capitalized costs caused by an increase in development hours required for recently completed projects compared to projects in prior years.

Income Taxes
     Income tax expense increased $1.7 million from $0.1 million for the three months ended June 30, 2010 to $1.8 million for the three months ended June 30, 2011. Our effective tax rates were 8% and 34% for the three months ended June 30, 2010 and 2011, respectively. The increase in our effective tax rate was due to the valuation allowance release in the third quarter of 2010.
     Prior to September 30, 2010, a full valuation allowance was maintained for our net deferred tax assets since the likelihood of the realization of those assets had not become “more likely than not”. In the third quarter of 2010, we concluded that sufficient positive evidence existed from historical operations and future projections that it was more likely than not to fully realize the federal deferred tax assets and to partially realize the State of California deferred tax assets, and therefore released all of the federal valuation allowances and a portion of the State of California valuation allowances. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $2.5 million as of June 30, 2011 relating to net operating losses for the State of California as it is not more likely than not to realize these assets prior to their expiration.
     As a result of releasing a significant portion of our valuation allowance in 2010 we expect to see, on a go-forward basis, an effective tax rate of approximately 39%, excluding the effect of research and development credits and discrete items such as disqualifying stock dispositions.
Comparison of Six Months Ended June 30, 2010 and 2011

	Six Months Ended		Six Months Ended		Increase
	June 30,		June 30,		(Decrease)
	2010	2011	2010	2011	Amount	%
	(As a percentage of
	revenue)		(In thousands, except percentages)
Revenue:
Professional management	69%	75%	$34,454	$50,401	$15,947	46%
Platform	29	23	14,362	15,759	1,397	10
Other	2	2	1,100	1,393	293	27

Total revenue	100	100	49,916	67,553	17,637	35
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	34	35	17,198	23,887	6,689	39
Research and development	19	16	9,460	10,546	1,086	11
Sales and marketing	26	22	12,872	14,876	2,004	16
General and administrative	11	10	5,449	6,451	1,002	18
Amortization of internal use software	3	4	1,721	2,768	1,047	61

Total costs and expenses	94	87	46,700	58,528	11,828	25

Income from operations	6	13	3,216	9,025	5,809	181
Interest expense	—	—	(121)	(2)	119	(98)
Interest and other income, net	—	—	6	5	(1)	(17)

Income before income tax expense	6	13	3,101	9,028	5,927	191
Income tax expense	—	4	227	3,009	2,782	1,226

Net income	6%	9%	$2,874	$6,019	$3,145	109%

Revenue
     Total revenue increased approximately $17.6 million, or 35%, from $49.9 million for the six months ended June 30, 2010 to $67.6 million for the six months ended June 30, 2011. The increase was due primarily to growth in professional management revenue of $15.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Professional management revenue and platform revenue comprised 75% and 23%, respectively, of total revenue for the six months ended June 30, 2011.

Professional Management Revenue
     Professional management revenue increased $15.9 million, or 46%, from $34.5 million for the six months ended June 30, 2010 to $50.4 million for the six months ended June 30, 2011. The increase in professional management revenue for the six months ended June 30, 2011 was due primarily to an increase in the average AUM used to calculate fees from approximately $29.7 billion for the six months ended June 30, 2010 to approximately $41.7 billion for the six months ended June 30, 2011. This increase in AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as market appreciation and contributions. Effective October 1, 2010, we changed our method of calculating fees for substantially all members with which we have a direct advisory relationship from quarterly to monthly, thereby calculating fees as the product of member fee rates and the value of AUM at or near the end of each month for members.
Platform Revenue
     Platform revenue increased approximately $1.4 million, or 10%, from $14.4 million for the six months ended June 30, 2010 to $15.8 million for the six months ended June 30, 2011. The increase in platform revenue for the six months ended June 30, 2011 was due primarily to increased annual platform fee subscriptions revenue resulting from service availability at new sponsors.
Cost of Revenue
     Cost of revenue, exclusive of amortization of internal use software, increased approximately $6.7 million, or 39%, from $17.2 million for the six months ended June 30, 2010 to $23.9 million for the six months ended June 30, 2011. This increase was due primarily to an increase of $5.2 million in fees paid to plan providers for connectivity to plan and plan participant data resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones. There was also an increase in printed marketing materials for subadvisory relationships and printed member materials of $1.0 million. In addition, wages, benefits and payroll taxes, and related overhead expenses for the six months ended June 30, 2011 were $0.7 million higher than for the six months ended June 30, 2010 due to headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in cash incentive and stock-based compensation expense of $0.2 million. As a percentage of revenue, cost of revenue increased from 34% for the six months ended June 30, 2010 to 35% for the six months ended June 30, 2011 due primarily to an increase in fees paid to plan providers for connectivity to plan and plan participant data and an increase in subadvisory campaign printed materials costs of which a portion is reimbursed by the applicable plan provider and classified as other revenue.
Research and Development
     Research and development expense increased $1.1 million, or 11%, from $9.5 million for the six months ended June 30, 2010 to $10.5 million for the six months ended June 30, 2011. There was a $1.4 million increase in wages, cash incentive compensation expense, benefits and payroll taxes, and related overhead expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as a result of headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in stock-based compensation expense of $0.5 million. In addition, there was an increase in recruiting and depreciation costs totaling $0.2 million. As a percentage of revenue, research and development expense decreased from 19% for the six months ended June 30, 2010 to 16% for the six months ended June 30, 2011. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.
Sales and Marketing
     Sales and marketing expense increased $2.0 million, or 16%, from $12.9 million for the six months ended June 30, 2010 to $14.9 million for the six months ended June 30, 2011. There was a $1.4 million increase in wages, cash incentive compensation expense, benefits and payroll tax, and related overhead expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as a result of headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in stock-based compensation expense of $0.4 million. Additionally, there was a $0.8 million increase in advisory printed enrollment materials expense, a $0.1 million increase in marketing expenses, including creative development and other general marketing efforts and a $0.1 million increase in travel expense for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. As a percentage of revenue, sales and marketing expense decreased from 26% for the six months ended June 30, 2010 to 22% for the six months ended June 30, 2011. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

General and Administrative
     General and administrative expense increased $1.0 million, or 18%, from $5.4 million for the six months ended June 30, 2010 to $6.5 million for the six months ended June 30, 2011. This increase was due primarily to an increase in costs related to supporting operations as a public company, including audit, legal and insurance expenses of $0.7 million for the six months ended June 30, 2011. In addition, wages, cash incentive compensation expense and benefits and payroll taxes for the six months ended June 30, 2011 were $0.7 million higher than for the six months ended June 30, 2010 due to headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in stock-based compensation expense and employee related overhead allocations of $0.6 million. There was also an increase of $0.2 million in consulting and operations expenses for the six months ended June 30, 2011. As a percentage of revenue, general and administrative expense decreased from 11% for the six months ended June 30, 2010 to 10% for the six months ended June 30, 2011.
Amortization of Internal Use Software
     Amortization of internal use software increased $1.0 million, or 61%, from $1.7 million for the six months ended June 30, 2010 to $2.8 million for the six months ended June 30, 2011 due to the amortization of higher capitalized costs caused by an increase in development hours required for recently completed projects compared to projects in prior years.
Income Taxes
     Income tax expense increased $2.8 million from $0.2 million for the six months ended June 30, 2010 to $3.0 million for the six months ended June 30, 2011. Our effective tax rates were 7% and 33% for the six months ended June 30, 2010 and 2011, respectively. The increase in our effective tax rate was due to the valuation allowance release in the third quarter of 2010.
Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share
     Adjusted EBITDA represents net income before net interest (income) expense, income tax expense (benefit), depreciation, amortization of internal use software, amortization of direct response advertising, amortization of deferred sales commissions and amortization of stock-based compensation. Adjusted Net Income represents net income before stock-based compensation expense, net of tax and certain other items such as the income tax benefit from the release of valuation allowances. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average of dilutive common share equivalents outstanding. For all periods, the dilutive common share equivalents outstanding also include on a non-weighted basis the conversion of all preferred stock to common stock, the shares associated with the stock dividend and the shares sold in the initial public offering. This differs from the weighted average diluted shares outstanding used for purposes of calculating GAAP earnings per share.
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
     We understand that, although Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share are frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under GAAP. In particular you should consider:
•	Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share do not reflect the non-cash component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized generally will have to be replaced in the future by payment of cash, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share differently than we do, limiting their usefulness as a comparative measure.
      Given the limitations associated with using Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share, they should be considered in conjunction with our financial statements presented in accordance with GAAP and the reconciliation of Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share to the most directly comparable GAAP measure, net income (loss). Further, management also reviews GAAP measures and evaluates individual measures that are not included in Adjusted EBITDA, such as our level of capital expenditures, equity issuance and interest expense, among other measures.
     The table below sets forth a reconciliation of net income to Non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
		(In thousands)
Net income	$1,282	$3,455	$2,874	$6,019
Interest expense, net	43	(1)	115	(4)
Income tax expense	105	1,761	227	3,009
Depreciation	431	550	869	1,038
Amortization of internal use software	940	1,397	1,636	2,608
Amortization and impairment of direct response advertising	228	652	390	1,148
Amortization of deferred sales commissions	260	340	579	639
Stock-based compensation	1,948	1,264	3,885	2,567

Non-GAAP Adjusted EBITDA	$5,237	$9,418	$10,575	$17,024

     The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(In thousands, except per share amounts)
`
Net income	$1,282	$3,455	$2,874	$6,019
Stock-based compensation, net of tax (1)	1,204	781	2,401	1,586

Non-GAAP Adjusted Net Income	$2,486	$4,236	$5,275	$7,605

Non-GAAP Adjusted Earnings Per Share	$0.05	$0.09	$0.12	$0.15

Shares of common stock outstanding	41,326	44,700	41,228	44,213
Dilutive restricted stock and stock options	5,410	4,839	4,545	5,106

Non-GAAP adjusted weighted common shares outstanding	46,736	49,539	45,773	49,319

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to stock-based compensation for all periods presented.
Liquidity and Capital Resources
Sources of Liquidity
     Over the next 12 months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, which consist of cash generated from our initial public offering and ongoing operations.
     To date, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, cash provided by ongoing operating activities and proceeds from the exercise of stock options.
Consolidated Cash Flow Data

	Six Months Ended
	June 30,
	2010	2011
	(In thousands)
Net cash provided by operating activities	$7,773	$5,793
Net cash used in investing activities	(4,207)	(4,929)
Net cash provided by financing activities	72,701	9,277

Net increase in cash and cash equivalents	$76,267	$10,141
Cash and cash equivalents, end of period	$96,980	$125,078
Operating Activities
     Net cash provided by operating activities for the six months ended June 30, 2011 was $5.8 million compared to net cash provided by operating activities of $7.8 million for the six months ended June 30, 2010. The decrease in cash provided by operating activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was due to a net decrease in operating assets and liabilities of $5.4 million. This decrease was primarily a result of payments related to our 2010 annual cash incentive compensation program made in the first quarter of 2011 and an increase in accounts receivable, offset by an increase in accounts payable. This decrease was partially offset by an increase in operating results of $3.4 million adjusted for non-cash increases related primarily to deferred income taxes, amortization of internal use software and amortization of direct response advertising.
Investing Activities
     Net cash used in investing activities was $4.9 million for the six months ended June 30, 2011 compared to $4.2 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, net cash used for the purchase of property and equipment increased $0.7 million, as we spent $2.1 million for the six months ended June 30, 2011 compared to $1.4 million for the six months ended June 30, 2010. This increase was due to computer hardware purchases related to technical operations upgrades and overall headcount growth. For the six months ended June 30, 2011, we capitalized $2.8 million of internal use software costs, which was consistent with costs capitalized for the six months ended June 30, 2010.
Financing Activities
     Net cash provided by financing activities was $9.3 million for the six months ended June 30, 2011 compared to net cash provided by financing activities of $72.7 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, we received $10.5 million of proceeds from the issuance of common stock due to the exercise of stock options, compared to $80.9 million related to our initial public offering which occurred during the six months ended June 30, 2010. We incurred increased cash payments of $1.5 million associated with net share settlements for stock-based awards minimum tax withholdings between the comparable periods.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the six months ended June 30, 2011, 70% of our revenue was derived from fees based on the market value of AUM. We expect this percentage to increase over time.
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
     Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

     Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I—Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes from the risk factors disclosed in our 2010 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     For the three months ended June 30, 2011, we issued 821,168 shares of unregistered common stock for an aggregate purchase price of $4.2 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.
Item 6. Exhibits

Exhibit
Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 5, 2011

FINANCIAL ENGINES, INC.

/s/ Jeffrey N. Maggioncalda Jeffrey N. Maggioncalda
President and Chief Executive Officer

(Duly authorized officer and principal executive officer)

/s/ Raymond J. Sims Raymond J. Sims
Executive Vice President and Chief Financial Officer

(Duly authorized officer and principal financial officer)

/s/ Jeffrey C. Grace Jeffrey C. Grace
Vice President and Corporate Controller

(Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit
Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.