Form 10-Q
period 2011-09-30
Financial Engines, Inc.
filed 2011-11-07
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-34636

FINANCIAL ENGINES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3250323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1804 Embarcadero Road

Palo Alto, California 94303

(Address of principal executive offices, Zip Code)

(650) 565-4900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 31, 2011, 45,501,895 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31, 2010	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$114,937	$132,316
Accounts receivable, net	23,942	32,886
Prepaid expenses	2,802	2,902
Deferred tax assets	11,685	11,685
Other current assets	2,189	3,187

Total current assets	155,555	182,976
Property and equipment, net	3,148	4,068
Internal use software, net	11,130	11,191
Long-term deferred tax assets	39,460	35,397
Direct response advertising, net	4,615	8,284
Other assets	3,708	3,579

Total assets	$217,616	$245,495

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,384	$10,256
Accrued compensation	15,607	9,980
Deferred revenue	7,457	13,720
Other current liabilities	137	149

Total current liabilities	30,585	34,105
Long-term deferred revenue	1,494	1,407
Other liabilities	317	345

Total liabilities	32,396	35,857

Contingencies (see note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2010 and September 30, 2011; None issued or outstanding as of December 31, 2010 and September 30, 2011	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2010 and September 30, 2011; 43,116 and 45,405 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	4	5
Additional paid-in capital	279,038	294,046
Deferred compensation	(36)	—
Accumulated deficit	(93,786)	(84,413)

Total stockholders’ equity	185,220	209,638

Total liabilities and stockholders’ equity	$217,616	$245,495

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue:
Professional management	$19,927	$26,305	$54,380	$76,706
Platform	7,659	8,299	22,022	24,058
Other	1,176	1,054	2,276	2,447

Total revenue	28,762	35,658	78,678	103,211

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	10,189	12,924	27,387	36,811
Research and development	4,678	5,098	14,138	15,644
Sales and marketing	6,862	7,436	19,734	22,312
General and administrative	2,849	3,404	8,298	9,855
Amortization of internal use software	974	1,508	2,694	4,276

Total costs and expenses	25,552	30,370	72,251	88,898

Income from operations	3,210	5,288	6,427	14,313
Interest income (expense)	29	(1)	(86)	2

Income before income taxes	3,239	5,287	6,341	14,315
Income tax expense (benefit)	(50,172)	1,933	(49,944)	4,942

Net income	53,411	3,354	56,285	9,373
Less: Stock dividend (see note 5)	—	—	5,480	—

Net income attributable to holders of common stock	$53,411	$3,354	$50,805	$9,373

Net income per share attributable to holders of common stock
Basic	$1.30	$0.07	$1.55	$0.21
Diluted	$1.15	$0.07	$1.16	$0.19
Shares used to compute net income per share attributable to holders of common stock
Basic	41,205	45,237	32,695	44,508
Diluted	46,563	49,419	43,900	49,356

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net income	$56,285	$9,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,350	1,608
Amortization of internal use software	2,557	4,027
Stock-based compensation	5,798	3,922
Amortization of deferred sales commissions	853	1,006
Amortization and impairment of direct response advertising	697	1,869
Income tax benefit from release of valuation allowance	(49,853)	—
Provision for doubtful accounts	128	109
Loss on fixed asset disposal	7	—
Excess tax benefit associated with stock-based compensation	(163)	(671)
Changes in operating assets and liabilities:
Accounts receivable	(7,343)	(9,052)
Prepaid expenses	(622)	(100)
Deferred tax assets	(51)	4,063
Direct response advertising	(3,550)	(5,526)
Other assets	(1,209)	(1,843)
Accounts payable	1,088	3,635
Accrued compensation	1,801	(5,627)
Deferred revenue	3,401	6,177
Other liabilities	(32)	40

Net cash provided by operating activities	11,142	13,010

Cash flows from investing activities:
Purchase of property and equipment	(2,104)	(2,621)
Capitalization of internal use software	(4,474)	(4,119)
Restricted cash	(950)	(32)

Net cash used in investing activities	(7,528)	(6,772)

Cash flows from financing activities:
Payments on term loan payable	(8,055)	—
Payments on capital lease obligations	(2)	—
Net share settlements for stock-based awards minimum tax withholdings	(921)	(1,718)
Excess tax benefit associated with stock-based compensation	163	671
Proceeds from issuance of common stock, net of offering costs	83,943	12,188

Net cash provided by financing activities	75,128	11,141

Net increase in cash and cash equivalents	78,742	17,379
Cash and cash equivalents, beginning of period	20,713	114,937

Cash and cash equivalents, end of period	$99,455	$132,316

Supplemental cash flows information:
Income taxes paid, net of refunds	$1,182	$63
Interest paid	$184	$5
Non-cash operating, investing and financing activities:
Stock dividend	$5,480	$—
Capitalized stock-based compensation for internal use software	$337	$219
Capitalized stock-based compensation for direct response advertising	$52	$31

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s balance sheets as of December 31, 2010 and September 30, 2011, the Company’s statements of operations for the three and nine months ended September 30, 2010 and 2011 and the Company’s statements of cash flows for the nine months ended September 30, 2010 and 2011. The results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This pronouncement impacts disclosures only. The Company does not expect this to have a material effect on its condensed consolidated financial statements. The Company will adopt this guidance in the first quarter of fiscal 2012.

NOTE 3 — Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31, 2010	September 30, 2011
	(In thousands)
Cash	$5,265	$845
Money market fund	109,672	131,471

Total cash and cash equivalents	$114,937	$132,316

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — Concentration of Credit Risk and Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

		Fair Value Measurement Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(2)	Significant Other Unobservable Inputs (Level 3)(3)
	(In thousands)
Assets:
Money Market Funds
December 31, 2010(4)	$110,622	$110,622	$—	$—
September 30, 2011(4)	$132,453	$132,453	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
(4)	Included in the December 31, 2010 and September 30, 2011 balances is $950,000 and $982,000, respectively, of restricted cash, classified in other assets in the accompanying condensed consolidated balance sheet, being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts.

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

Significant customer information is as follows:

	December 31, 2010	September 30, 2011
Percentage of accounts receivable:
JPMorgan	21%	18%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Percentage of revenue:
JPMorgan	20%	16%	19%	17%

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

Stock-based Compensation

The following table summarizes the stock-based compensation by functional area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands)
Stock-based compensation:
Cost of revenue	$209	$100	$655	$330
Research and development	501	262	1,589	865
Sales and marketing	514	318	1,543	983
General and administrative	637	586	1,873	1,495
Amortization of internal use software	53	89	138	249

Total stock-based compensation	$1,914	$1,355	$5,798	$3,922

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Net Income Per Common Share

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

The following table sets forth the computation of basic and diluted net income per share attributable to holders of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$53,411	$3,354	$56,285	$9,373
Less: Stock dividend	—	—	5,480	—

Net income attributable to holders of common stock	$53,411	$3,354	$50,805	$9,373

Denominator (basic):
Weighted average common shares outstanding	41,512	45,237	33,021	44,558
Less: Weighted average unvested restricted common shares subject to repurchase	(307)	—	(326)	(50)

Net weighted average common shares outstanding	41,205	45,237	32,695	44,508

Denominator (diluted):
Weighted average common shares outstanding	41,205	45,237	32,695	44,508
Dilutive stock options and awards outstanding	5,051	4,182	4,714	4,798
Less: Weighted average unvested restricted common shares subject to repurchase	307	—	326	50
Weighted average common shares from preferred stock	—	—	6,165	—

Net weighted average common shares outstanding	46,563	49,419	43,900	49,356

Net income per share attributable to holders of common stock:
Basic	$1.30	$0.07	$1.55	$0.21
Diluted	$1.15	$0.07	$1.16	$0.19

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands)
Stock options and awards outstanding	149	390	784	228

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — Income Taxes

The Company recorded an income tax benefit of $50.2 million and an income tax provision of $1.9 million for the three months ended September 30, 2010 and 2011, respectively, and an income tax benefit of $49.9 million and an income tax provision of $4.9 million for the nine months ended September 30, 2010 and 2011, respectively. The Company’s effective tax rate was (1)%, excluding the effect of the valuation allowance release, for the nine months ended September 30, 2010 and 35% for the nine months ended September 30, 2011. The income tax benefit for the nine months ended September 30, 2010 was due primarily to the release of the valuation allowances offset by federal and state income taxes, and local taxes. The income tax provision for the nine months ended September 30, 2011 was due primarily to federal and state income taxes.

Prior to September 30, 2010, the Company maintained a full valuation allowance for its net deferred tax assets since the likelihood of the realization of those assets had not become “more likely than not.” In the third quarter of 2010, the Company believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more likely than not to fully realize its federal deferred tax assets and to partially realize its State of California deferred tax assets. Therefore, the Company released all of its federal valuation allowances and a portion of its State of California valuation allowances. The Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $2.5 million as of September 30, 2011 relating to net operating losses for the state of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open and may be subject to examination in one or more jurisdictions. The Company has undergone a federal tax examination for fiscal years 2006 and 2007 and the results did not have a material impact on its financial condition and results of operations.

At September 30, 2011, the Company had net operating loss carryforwards for federal purposes of approximately $164 million that expire at varying dates from 2020 to 2031. Of the $164 million, approximately $58 million relates to excess tax benefits related to stock options. When realized, the excess tax benefits will be credited to additional paid-in capital. The timing and manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership change rules under Section 382 of the Internal Revenue Code.

As of December 31, 2010 and September 30, 2011, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.2 million. The balance of the gross unrecognized tax benefits is not expected to materially change in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the nine months ended September 30, 2010 and 2011, the accrued interest and penalties were immaterial.

NOTE 8 — Contingencies

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations.

NOTE 9 — Subsequent Events

In October 2011, the Company entered into an operating lease contract for a new headquarters’ facilities space in Sunnyvale, CA with an estimated relocation date in mid-2012. The lease term is for eight years and expires in May 2020. Future minimum lease payments associated with the new facility are estimated to be $21.5 million over the lease term which includes a tenant improvement allowance of $5.3 million. The new operating lease contract requires a letter of credit in the amount of approximately $0.3 million, which will be classified as restricted cash and included in other assets of the Company’s consolidated balance sheet. The Company intends to allow the current headquarters’ lease to expire pursuant to its terms in August 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “continue,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our costs and expenses and revenue including stock-based compensation expense and facilities expenses; enrollment metrics, AUM, AUC and equity exposures; our net deferred tax asset; the percentage of revenue derived from fees based on the market value of AUM and the impact of AUM on our operating results; benefits of using non-GAAP financial measures; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our anticipated growth strategies; our ability to retain and attract customers; our regulatory environment; our legal proceedings; intellectual property; our expectations regarding competition; use of proceeds; market risk; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to increase enrollment, to correctly identify and invest appropriately in the development of new retirement capabilities and to introduce new services and accurately estimate the impact of any future services on our business; the risk that the anticipated benefits of our investments in these services or in the development of new retirement income capabilities may not outweigh the resources and costs associated with these investments or the liabilities associated with the operation of these services; and other risks set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on March 22, 2011 with the SEC, or the 2010 Annual Report, under Item 1A in Part I, “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We typically see an increase in professional management revenue in the fourth quarter due to the fee structure with one of our plan providers, under which we recognize the difference between earned revenue and annual minimum contractual revenue in the fourth quarter. Effective January 2012, we would no longer expect to see this fourth quarter trend as the fee structure for this particular plan provider has been renegotiated to provide an earned revenue fee structure that eliminates the annual minimum contractual revenue provision. As a result, the earned revenue from this plan provider could vary substantially with market performance and net enrollment, as is the case with professional management revenue from our other plan providers. Exclusive of these factors, we expect the revised contract will result in annual revenue comparable to the prior arrangement without the exaggerated seasonality.

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

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
All plans as of September 30, 2011
Professional Management available	9.8%	9.4%
Professional Management available 14 months or more	11.4%	10.8%
Professional Management available 26 months or more	12.4%	12.1%

(1)	We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with volatility as significant as the three months ended September 30, 2011 and particularly when the volatility occurs at the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. Therefore, for the three months ended September 30, 2011, we have performed a calculation to estimate the marked-to-market asset enrollment rate as of September 30, 2011, which we believe was closer to approximately 9.7% where Professional Management is available, approximately 11.2% where Professional Management has been available for 14 months or more and approximately 12.4% where Professional Management has been available for 26 months or more.

As of September 30, 2011, the aggregate style exposure of the portfolios we managed was approximately as follows:

Cash	4%
Bonds	27%
Domestic Equity	47%
International Equity	22%

Total	100%

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

Changes in AUM

The following table illustrates changes in our AUM from over the last four quarters:

	Q4’10	Q1’11	Q2’11	Q3’11
	(In billions)
AUM, beginning of period	$34.0	$37.7	$41.0	$43.8
AUM from net enrollment(1)	1.0	1.1	2.5	1.8
Other(2)(3)	2.7	2.2	0.3	(3.6)

AUM, end of period	$37.7	$41.0	$43.8	$42.0

(1)	The aggregate amount of assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the period less the aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period, less the aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period.
(2)	Other factors affecting assets under management include employer and employee contributions, market movement, plan administrative fees as well as participant loans and hardship withdrawals. We cannot separately quantify the impact of these factors as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement.
(3)	Contributions are estimated each quarter from annual contribution rates based on data received from plan providers. Contributions are estimated to have been approximately $0.6 billion in Q4’10, $0.6 billion in Q1’11, $0.7 billion in Q2’11 and $0.7 billion in Q3’11. These amounts are included in the Other line item in the above table.

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

A substantial portion of the assets we manage is invested in equity securities, the market prices of which can vary substantially based on changes in economic conditions. An additional portion is invested in fixed income securities, which will generally have lower volatility than the equity market. Therefore, while any changes in equity market performance would significantly affect the value of our AUM, particularly for the AUM invested in equity securities, such changes would typically result in lower volatility for our AUM than the volatility of the equity market as a whole. Because a substantial portion of our revenue is derived from the value of our AUM, changes in fixed income or equity market performance could significantly affect the amount of revenue in a given period. If any of these factors reduces our AUM, the amount of member fees we would earn for managing those assets would decline, which in turn could negatively impact our revenue. Due to the current fee structure with one of our plan providers, we currently recognize the difference between annual earned professional management revenue and annual contractual minimums in the fourth quarter. Effective January 2012, we would no longer expect to see this fourth quarter trend as the fee structure for this particular plan provider has been renegotiated to provide an earned revenue fee structure and eliminate the annual minimum contractual revenue provision.

Platform

We derive platform revenue from recurring, subscription-based platform fees for access to either our full suite of services, including Professional Management, Online Advice service and Retirement Evaluation, or to our Online Advice service only, and to a lesser extent, from setup fees. Online Advice is a nondiscretionary Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the employer sponsored retirement plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure. Platform revenue is generally paid annually in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over the estimated average life of sponsor relationships, which is estimated for accounting purposes to be five years.

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

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2011, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2010 included in our 2010 Annual Report.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended September 30, 2010 and 2011

	Three Months Ended September 30,		Three Months Ended September 30,		Increase (Decrease)
	2010	2011	2010	2011	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	69%	74%	$19,927	$26,305	$6,378	32%
Platform	27	23	7,659	8,299	640	8
Other	4	3	1,176	1,054	(122)	(10)

Total revenue	100	100	28,762	35,658	6,896	24
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	35	36	10,189	12,924	2,735	27
Research and development	16	14	4,678	5,098	420	9
Sales and marketing	24	21	6,862	7,436	574	8
General and administrative	10	10	2,849	3,404	555	19
Amortization of internal use software	4	4	974	1,508	534	55

Total costs and expenses	89	85	25,552	30,370	4,818	19

Income from operations	11	15	3,210	5,288	2,078	65
Interest income (expense)	—	—	29	(1)	(30)	(103)

Income before income tax expense	11	15	3,239	5,287	2,048	63
Income tax expense (benefit)	(175)	6	(50,172)	1,933	52,105	(104)

Net income	186%	9%	$53,411	$3,354	$(50,057)	(94)%

Revenue

Total revenue increased $6.9 million, or 24%, from $28.8 million for the three months ended September 30, 2010 to $35.7 million for the three months ended September 30, 2011. The increase was due primarily to growth in professional management revenue of $6.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Professional management revenue and platform revenue comprised 74% and 23%, respectively, of total revenue for the three months ended September 30, 2011.

Professional Management Revenue

Professional management revenue increased $6.4 million, or 32%, from $19.9 million for the three months ended September 30, 2010 to $26.3 million for the three months ended September 30, 2011. The increase in professional management revenue for the three months ended September 30, 2011 was due primarily to an increase in the average AUM used to calculate fees from approximately $34.0 billion for the three months ended September 30, 2010 to approximately $42.6 billion for the three months ended September 30, 2011. This increase in AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as market appreciation and contributions. Effective October 1, 2010, we changed our method of calculating fees for substantially all members with which we have a direct advisory relationship from quarterly to monthly, thereby calculating fees as the product of member fee rates and the value of AUM at or near the end of each month for members. As with prior years, we typically experience an increase in professional management revenue in the fourth quarter due to the fee structure with one of our plan providers, under which we recognize the difference between earned revenue and annual minimum contractual revenue in the fourth quarter, and we expect this trend to continue for fourth quarter 2011. Effective January 2012, we would no longer expect to see this fourth quarter trend as the fee structure for this particular plan provider has been renegotiated to provide an earned revenue fee structure that eliminates the annual minimum contractual revenue provision.

Platform Revenue

Platform revenue increased approximately $0.6 million, or 8%, from $7.7 million for the three months ended September 30, 2010 to $8.3 million for the three months ended September 30, 2011. The increase in platform revenue for the three months ended September 30, 2011 was due primarily to increased platform fee revenue resulting from service availability at new sponsors.

Costs and Expenses

Costs and expenses increased $4.8 million, or 19%, from $25.6 million for the three months ended September 30, 2010 to $30.4 million for the three months ended September 30, 2011. This increase was due to a $2.7 million increase in cost of revenue, exclusive of amortization of internal use software, a $0.4 million increase in research and development expense, a $0.6 million increase in sales and marketing expense, a $0.6 million increase in general and administrative expense and a $0.5 million increase in amortization of internal use software for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. We currently anticipate issuing equity grants with an aggregate estimated value between $11 million and $12 million to certain of our existing employees in mid-November 2011 and we will account for these equity grants over a four year vesting period utilizing an accelerated graded vesting method. We estimate these equity grants will increase our non-cash stock-based compensation expense by approximately $6.0 million for the year ended December 31, 2012. As in prior years, we also plan to continue to issue equity grants during the fiscal year 2012 to board members and new employees. In order to accommodate the growth of our employee base, we entered into a lease contract in October 2011 for a new headquarters’ facilities space in Sunnyvale, CA with an estimated relocation date in mid-2012. The lease term is for eight years and expires in May 2020. In aggregate, we estimate that our facilities related expense will increase by approximately $2.5 million for the year ended December 31, 2012.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $2.7 million, or 27%, from $10.2 million for the three months ended September 30, 2010 to $12.9 million for the three months ended September 30, 2011. This increase was due primarily to an increase of $2.2 million in fees paid to plan providers for connectivity to plan and plan participant data resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. In addition, wages, benefits and payroll taxes, and related overhead expenses for the three months ended September 30, 2011 increased $0.4 million due to headcount growth and annual compensation increases effective April 1, 2011. These increases were offset by a decrease in cash incentive and stock-based compensation expenses of $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2011. There was also an increase in printed marketing materials for subadvisory relationships and printed member materials of $0.2 million, as well as an increase in equipment and consulting expenses of $0.2 million for the three months ended September 30, 2011. As a percentage of revenue, cost of revenue increased from 35% for the three months ended September 30, 2010 to 36% for the three months ended September 30, 2011 due primarily to an increase in fees paid to plan providers for connectivity to plan and plan participant data and an increase in subadvisory campaign printed materials costs of which a portion is reimbursed by the applicable plan provider and classified as other revenue. As a result of a revised agreement with one of our plan providers where we will be incurring a greater portion of the printed materials costs, we expect our subadvisory printed marketing materials costs to increase during the year ended December 31, 2012.

Research and Development

Research and development expense increased $0.4 million, or 9%, from $4.7 million for the three months ended September 30, 2010 to $5.1 million for the three months ended September 30, 2011. There was a $0.5 million increase in wages, benefits and payroll tax expense for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as a result of headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in each of cash incentive and stock-based compensation expense of $0.3 million for the three months ended September 30, 2011. In addition, there was a decrease in the capitalization of internal use software of $0.4 million and an increase in recruiting expenses totaling $0.1 million for the three months ended September 30, 2011. As a percentage of revenue, research and development expense decreased from 16% for the three months ended September 30, 2010 to 14% for the three months ended September 30, 2011. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $0.6 million, or 8%, from $6.9 million for the three months ended September 30, 2010 to $7.4 million for the three months ended September 30, 2011. There was a $0.8 million increase in advisory printed enrollment materials expense for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Additionally, there was a $0.4 million increase in wages and related overhead expenses for the three months ended September 30, 2011 as a result of headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in cash incentive and stock-based compensation expense of $0.6 million and $0.2 million, respectively. There also was a $0.2 million increase in marketing expenses, including creative development and other general marketing efforts, for the three months ended September 30, 2011. As a percentage of revenue, sales and marketing expense decreased from 24% for the three months ended September 30, 2010 to 21% for the three months ended September 30, 2011. The decrease as a percentage of revenue was primarily due to slower increase in employee-related expenses relative to the increase in revenue during the same period. We currently anticipate increasing expenses in the fourth quarter of 2011 to invest in activities to more rapidly increase enrollment and accelerate product development related to retirement income solutions.

General and Administrative

General and administrative expense increased $0.6 million, or 19%, from $2.8 million for the three months ended September 30, 2010 to $3.4 million for the three months ended September 30, 2011. This increase was due primarily to an increase in costs related to supporting operations as a public company, including audit, legal and insurance expenses of $0.5 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. In addition, wages expense for the three months ended September 30, 2011 was $0.2 million higher than for the three months ended September 30, 2010 due to headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in cash incentive and stock-based compensation expense of $0.1 million and $0.1 million, respectively. There was also an increase of $0.1 million for recruiting, equipment and operations expenses for the three months ended September 30, 2011. As a percentage of revenue, general and administrative expense remained flat at 10% for the three months ended September 30, 2010 and 2011.

Amortization of Internal Use Software

Amortization of internal use software increased $0.5 million, or 55%, from $1.0 million for the three months ended September 30, 2010 to $1.5 million for the three months ended September 30, 2011 due to the amortization of higher capitalized costs caused by an increase in development hours required for recently completed projects compared to projects in prior years.

Income Taxes

Income tax expense increased from a $50.2 million income tax benefit for the three months ended September 30, 2010, which included a $49.9 million income tax benefit related to the release of valuation allowances, to a $1.9 million income tax expense for the three months ended September 30, 2011. Our effective tax rates were (10)%, excluding the effect of the release of valuation allowances, and 37% for the three months ended September 30, 2010 and 2011, respectively. The increase in our effective tax rate was due to the valuation allowance release in 2010.

Prior to September 30, 2010, a full valuation allowance was maintained for our net deferred tax assets since the likelihood of the realization of those assets had not become “more likely than not”. In the third quarter of 2010, we concluded that sufficient positive evidence existed from historical operations and future projections that it was more likely than not to fully realize the federal deferred tax assets and to partially realize the State of California deferred tax assets, and therefore released all of the federal valuation allowances and a portion of the State of California valuation allowances. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $2.5 million as of September 30, 2011 relating to net operating losses for the State of California as it is not more likely than not to realize these assets prior to their expiration.

As a result of releasing a significant portion of our valuation allowance in 2010 we expect to see, on a go-forward basis, an effective tax rate of approximately 38%, excluding the effect of research and development credits and discrete items such as disqualifying stock dispositions.

Comparison of Nine Months Ended September 30, 2010 and 2011

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase (Decrease)
	2010	2011	2010	2011	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	69%	74%	$54,380	$76,706	$22,326	41%
Platform	28	23	22,022	24,058	2,036	9
Other	3	3	2,276	2,447	171	8

Total revenue	100	100	78,678	103,211	24,533	31
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	35	36	27,387	36,811	9,424	34
Research and development	18	15	14,138	15,644	1,506	11
Sales and marketing	25	22	19,734	22,312	2,578	13
General and administrative	11	10	8,298	9,855	1,557	19
Amortization of internal use software	3	3	2,694	4,276	1,582	59

Total costs and expenses	92	86	72,251	88,898	16,647	23

Income from operations	8	14	6,427	14,313	7,886	123
Interest income (expense)	—	—	(86)	2	88	(102)

Income before income tax expense	8	14	6,341	14,315	7,974	126
Income tax expense	(64)	5	(49,944)	4,942	54,886	(110)

Net income	72%	9%	$56,285	$9,373	$(46,912)	(83)%

Revenue

Total revenue increased $24.5 million, or 31%, from $78.7 million for the nine months ended September 30, 2010 to $103.2 million for the nine months ended September 30, 2011. The increase was due primarily to growth in professional management revenue of $22.3 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Professional management revenue and platform revenue comprised 74% and 23%, respectively, of total revenue for the nine months ended September 30, 2011.

Professional Management Revenue

Professional management revenue increased $22.3 million, or 41%, from $54.4 million for the nine months ended September 30, 2010 to $76.7 million for the nine months ended September 30, 2011. The increase in professional management revenue for the nine months ended September 30, 2011 was due primarily to an increase in the average AUM used to calculate fees from approximately $31.1 billion for the nine months ended September 30, 2010 to approximately $42.1 billion for the nine months ended September 30, 2011. This increase in AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as market appreciation and contributions. Effective October 1, 2010, we changed our method of calculating fees for substantially all members with which we have a direct advisory relationship from quarterly to monthly, thereby calculating fees as the product of member fee rates and the value of AUM at or near the end of each month for members.

Platform Revenue

Platform revenue increased $2.0 million, or 9%, from $22.0 million for the nine months ended September 30, 2010 to $24.1 million for the nine months ended September 30, 2011. The increase in platform revenue for the nine months ended September 30, 2011 was due primarily to increased annual platform fee subscription revenue resulting from service availability at new sponsors.

Costs and Expenses

Costs and expenses increased $16.6 million, or 23%, from $88.9 million for the three months ended September 30, 2010 to $72.3 million for the three months ended September 30, 2011. This increase was due to a $9.4 million increase in cost of revenue, exclusive of amortization of internal use software, a $1.5 million increase in research and development expense, a $2.6 million increase in sales and marketing expense, a $1.6 million increase in general and administrative expense and a $1.6 million increase in amortization of internal use software for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $9.4 million, or 34%, from $27.4 million for the nine months ended September 30, 2010 to $36.8 million for the nine months ended September 30, 2011. This increase was due primarily to an increase of $7.3 million in fees paid to plan providers for connectivity to plan and plan participant data resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. In addition, wages, benefits and payroll taxes, and related overhead expenses for the nine months ended September 30, 2011 were $1.2 million higher due to headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in each of cash incentive and stock-based compensation expense of $0.3 million. There was also an increase in printed marketing materials for subadvisory relationships and printed member materials of $1.2 million, as well as an increase of $0.4 million for equipment, travel and operations expenses for the nine months ended September 30, 2011. As a percentage of revenue, cost of revenue increased from 35% for the nine months ended September 30, 2010 to 36% for the nine months ended September 30, 2011 due primarily to an increase in fees paid to plan providers for connectivity to plan and plan participant data and an increase in subadvisory campaign printed materials costs of which a portion is reimbursed by the applicable plan provider and classified as other revenue.

Research and Development

Research and development expense increased $1.5 million, or 11%, from $14.1 million for the nine months ended September 30, 2010 to $15.6 million for the nine months ended September 30, 2011. There was a $1.7 million increase in wages, benefits and payroll taxes, and related overhead expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as a result of headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in cash incentive compensation and stock-based compensation expense of $0.2 million and $0.8 million, respectively. In addition, there was a decrease in capitalization of internal use software of $0.5 million and an increase in recruiting, equipment and travel expenses totaling $0.3 million for the nine months ended September 30, 2011. As a percentage of revenue, research and development expense decreased from 18% for the nine months ended September 30, 2010 to 15% for the nine months ended September 30, 2011. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $2.6 million, or 13%, from $19.7 million for the nine months ended September 30, 2010 to $22.3 million for the nine months ended September 30, 2011. There was a $1.5 million increase in wages, benefits and payroll tax, and related overhead expenses for the nine months ended September 30, 2011 as a result of headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in cash incentive and stock-based compensation expense of $0.3 million and $0.6 million, respectively. Additionally, there was a $1.6 million increase in advisory printed enrollment materials expense, a $0.2 million increase in marketing expenses, including creative development and other general marketing efforts, and a $0.1 million increase in consulting expense for the nine months ended September 30, 2011. As a percentage of revenue, sales and marketing expense decreased from 25% for the nine months ended September 30, 2010 to 22% for the nine months ended September 30, 2011. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

General and Administrative

General and administrative expense increased $1.6 million, or 19%, from $8.3 million for the nine months ended September 30, 2010 to $9.9 million for the nine months ended September 30, 2011. This increase was due primarily to an increase in costs related to supporting operations as a public company, including audit, legal and insurance expenses of $1.2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. In addition, wages, benefits and payroll taxes for the nine months ended September 30, 2011 were $0.8 million higher due to headcount growth and annual compensation increases effective April 1, 2011, offset by a decrease in each of stock-based compensation expense and employee related overhead allocations of $0.4 million. There was also an increase of $0.4 million in consulting, equipment, operations and recruiting expenses for the nine months ended September 30, 2011. As a percentage of revenue, general and administrative expense decreased from 11% for the nine months ended September 30, 2010 to 10% for the nine months ended September 30, 2011.

Amortization of Internal Use Software

Amortization of internal use software increased $1.6 million, or 59%, from $2.7 million for the nine months ended September 30, 2010 to $4.3 million for the nine months ended September 30, 2011 due to the amortization of higher capitalized costs caused by an increase in development hours required for recently completed projects compared to projects in prior years.

Income Taxes

Income tax expense increased from a $49.9 million income tax benefit for the nine months ended September 30, 2010, which included a $49.9 million income tax benefit related to the release of valuation allowances, to a $4.9 million income tax expense for the nine months ended September 30, 2011. Our effective tax rates were (1)%, excluding the effect of the release of valuation allowances, and 35% for the nine months ended September 30, 2010 and 2011, respectively. The increase in our effective tax rate was due to the valuation allowance release in 2010.

Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA represents net income before net interest expense (income), income tax expense (benefit), depreciation, amortization of internal use software, amortization of direct response advertising, amortization of deferred sales commissions and amortization of stock-based compensation. Adjusted Net Income represents net income before stock-based compensation expense, net of tax and certain other items such as the income tax benefit from the release of valuation allowances. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average of dilutive common share equivalents outstanding. For all periods, the dilutive common share equivalents outstanding also include on a non-weighted basis the conversion of all preferred stock to common stock, the shares associated with the stock dividend and the shares sold in the initial public offering. This differs from the weighted average diluted shares outstanding used for purposes of calculating GAAP earnings per share.

Our management uses Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as measures of operating performance, for planning purposes (including the preparation of annual budgets), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance. Adjusted EBITDA, among other factors, was used for the year ended December 31, 2010 and will be used for the year ended December 31, 2011 when determining cash incentive compensation for employees, including management.

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

Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income, operating income, earnings per share or any other performance measures derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

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

Given the limitations associated with using Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share, they should be considered in conjunction with our financial statements presented in accordance with GAAP and the reconciliation of Adjusted EBITDA,

Adjusted Net Income and Adjusted Earnings Per Share to the most directly comparable GAAP measure, net income. Further, management also reviews GAAP measures and evaluates individual measures that are not included in Adjusted EBITDA, such as our level of capital expenditures, equity issuance and interest expense, among other measures.

The table below sets forth a reconciliation of net income to Non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands)
Net income	$53,411	$3,354	$56,285	$9,373
Interest expense (income)	(29)	1	86	(2)
Income tax expense (benefit)	(50,172)	1,933	(49,944)	4,942
Depreciation	481	570	1,350	1,608
Amortization of internal use software	921	1,419	2,557	4,027
Amortization and impairment of direct response advertising	307	721	697	1,869
Amortization of deferred sales commissions	274	367	853	1,006
Stock-based compensation	1,913	1,355	5,798	3,922

Non-GAAP Adjusted EBITDA	$7,106	$9,720	$17,682	$26,745

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands, except per share amounts)
Net income	$53,411	$3,354	$56,285	$9,373
Stock-based compensation, net of tax(1)	1,182	837	3,583	2,423
Income tax benefit from release of valuation allowance	(49,853)	—	(49,853)	—

Non-GAAP Adjusted Net Income	$4,740	$4,191	$10,015	$11,796

Non-GAAP Adjusted Earnings Per Share	$0.10	$0.08	$0.22	$0.24

Shares of common stock outstanding	41,512	45,237	41,333	44,558
Dilutive restricted stock and stock options	5,051	4,182	4,714	4,798

Non-GAAP adjusted weighted common shares outstanding	46,563	49,419	46,047	49,356

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to stock-based compensation for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in both the Comparison of Three Months Ended September 30, 2010 and 2011 and the Comparison of Nine Months Ended September 30, 2010 and 2011 sections as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, with the exception of the variance for the non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share.

For non-GAAP Adjusted Net Income and Non-GAAP Adjusted Earnings Per Share presented above, there was a significant increase in our effective tax rates from (10)% for the three months ended September 30, 2010 to 37% for the three months ended September 30, 2011, and from (1)% for the nine months ended September 30, 2010 to 35% for the nine months ended September 30, 2011. As we moved to more normalized effective tax rates in 2011, Adjusted Net Income and Adjusted Earnings Per Share include a significant increase in tax expense compared to the prior year periods. This increase in tax expense accounts for more than the total decrease in Adjusted Net Income and Adjusted Earnings Per Share compared to the prior year.

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

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2010	2011
	(In thousands)
Net cash provided by operating activities	$11,142	$13,010
Net cash used in investing activities	(7,528)	(6,772)
Net cash provided by financing activities	75,128	11,141

Net increase in cash and cash equivalents	$78,742	$17,379
Cash and cash equivalents, end of period	$99,455	$132,316

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was $13.0 million compared to net cash provided by operating activities of $11.1 million for the nine months ended September 30, 2010. The $1.9 million increase in cash provided by operating activities for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due to an increase in operating results of $4.1 million adjusted for non-cash expenses. Non-cash expenses relate primarily to the income tax benefit from the release of the valuation allowance, stock-based compensation, amortization of internal use software, and amortization and impairment of direct response advertising between the comparable periods, offset by excess tax benefits associated with stock-based compensation of $0.5 million and net change in operating assets and liabilities of $1.7 million.

In October 2011, we entered into a lease contract for a new headquarters’ facilities space in Sunnyvale, CA with an estimated relocation date in mid-2012. The lease term is for eight years and expires in May 2020. We intend to allow the current headquarters’ lease to expire pursuant to its terms in August 2012. Future minimum lease payments associated with the new facility are estimated to be $21.5 million, inclusive of tenant improvement allowance of $5.3 million, over the lease term and as of September 30, 2011 there were no payments due in less than one year, $7.0 million due in one to three years, $6.0 million due in four to five years and $8.5 million due in more than five years.

Investing Activities

Net cash used in investing activities was $6.8 million for the nine months ended September 30, 2011 compared to $7.5 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, net cash used for the purchase of property and equipment increased $0.5 million, as we spent $2.6 million for the nine months ended September 30, 2011 compared to $2.1 million for the nine months ended September 30, 2010. This increase was due to computer hardware purchases related to technical operations upgrades and overall headcount growth. For the nine months ended September 30, 2011, we capitalized $4.1 million of internal use software costs compared to $4.5 million of costs capitalized for the nine months ended September 30, 2010.

The new operating headquarters’ facilities lease contract includes a tenant improvement allowance of $5.3 million. In addition, we expect to incur additional capital expenditures for furniture and equipment with respect to the new facility during the year ended December 31, 2012. The new lease contract also requires a letter of credit in the amount of approximately $0.3 million, which will be classified as restricted cash and included in other assets of our consolidated balance sheet.

Financing Activities

Net cash provided by financing activities was $11.1 million for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $75.1 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, we received $12.2 million of proceeds from the issuance of common stock due to the exercise of stock options, compared to $83.9 million related to our initial public offering which occurred during the nine months ended September 30, 2010. We incurred increased cash payments of $0.8 million associated with net share settlements for stock-based awards minimum tax withholdings between the comparable periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the nine months ended September 30, 2011, 70% of our revenue was derived from fees based on the market value of AUM. We expect this percentage to increase over time.

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

Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended September 30, 2011, we issued 353,772 shares of unregistered common stock for an aggregate purchase price of $1.7 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Item 6. Exhibits

Exhibit Number	Description

10.1	Triple Net Space Lease (Multi-Tenant) between MT SPE, LLC, a Delaware limited liability company, as Landlord and Financial Engines, Inc., a Delaware corporation, as Tenant, for premises at Moffett Towers, 1050 Enterprise Way, Sunnyvale, California, dated October 18, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 1011, and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the Sercuities Act) or the Securities Exchange Act of 1934 (the Exchange Act), whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2011

FINANCIAL ENGINES, INC.

/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President and Chief Executive Officer

(Duly authorized officer and principal executive officer)

/s/ Raymond J. Sims
Raymond J. Sims
Executive Vice President and Chief Financial Officer

(Duly authorized officer and principal financial officer)

/s/ Jeffrey C. Grace
Jeffrey C. Grace
Vice President and Corporate Controller

(Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description

10.1	Triple Net Space Lease (Multi-Tenant) between MT SPE, LLC, a Delaware limited liability company, as Landlord and Financial Engines, Inc., a Delaware corporation, as Tenant, for premises at Moffett Towers, 1050 Enterprise Way, Sunnyvale, California, dated October 18, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 1011, and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.PRE(2)	XBRL Presentation Linkbase Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the Sercuities Act) or the Securities Exchange Act of 1934 (the Exchange Act), whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.