Form 10-K
period 2011-12-31
Financial Engines, Inc.
filed 2012-02-22
CIK 1430592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $980,823,000 based upon the closing price of $25.92 of such common stock on the NASDAQ Global Select Market on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2011 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2012, there were 46,005,397 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 15, 2012, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2011 are incorporated by reference into Part III of this Report.

PART I

Item 1.    Business

This Report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; our expectations regarding our expenses and revenue; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; our relocation of our California headquarters; volatility of our stock; payment of dividends; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our legal proceedings; intellectual property; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

FINANCIAL ENGINES®, INVESTOR CENTRAL®, FINANCIAL ENGINES INVESTMENT ADVISOR®, WE MAKE IT PERSONAL®, RETIREMENT HELP FOR LIFE®, the Financial Engines logo and a sun and cloud design mark are all trademarks or service marks owned by Financial Engines, Inc., registered in the United States and other countries. In addition, Financial Engines, Inc. owns the trademark ADVICESERVER, registered in Japan. The mark ADVICE LIGHT is also a trademark owned by Financial Engines, Inc. All other trademarks, service marks and trade names appearing in this filing are the property of their respective owners.

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

Our business model is based on workplace delivery of our services. We target three key constituencies in the retirement plan market: plan participants (employees of companies offering 401(k) plans), plan sponsors (employers offering 401(k) plans to their employees) and plan providers (companies providing administrative services to plan sponsors). We provide the following benefits for each of these constituencies:

•

Plan Participants:    For retirement plan participants, we provide personalized, unconflicted advice and management services unique to each individual’s specific investment needs and goals, using the investment options available through their employer-provided plans. We offer the following principal services:

•

Professional Management is a discretionary managed account service designed for plan participants who want affordable, personalized and professional portfolio management services, investment advice and retirement income services from an independent investment advisor without the conflicts of interest that can arise when an advisor offers proprietary products. With this service, we provide discretionary management of the participant’s plan assets and make investment decisions on behalf of the participant. Plan sponsors choosing to make our Professional Management service available typically also make available our Online Advice service. In some cases, we provide this service by acting as a subadvisor to a plan provider acting as the investment manager to plan participants. Financial Engines® Income+ is a feature of Professional Management which manages portfolios to generate income, and calculates and facilitates the potential payment of steady recurring payouts from those portfolios in retirement.

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

We deliver our services to plan sponsors and plan participants primarily through connections to eight retirement plan providers. In addition, we have connectivity with Charles Schwab to support a relatively small number of plan sponsors. We target large plan sponsors across a wide range of industries. As of December 31, 2011, we were under contract to provide our services to approximately 8 million plan participants and had approximately $47.5 billion in assets under management, or AUM. We provide Professional Management services to 477 plan sponsors representing approximately 5.7 million participants and approximately $467 billion of assets in retirement plans for which we have rolled out our Professional Management service, which we refer to as Assets Under Contract, or AUC. Retirement Evaluation services and Income+ are part of our Professional Management services. Our AUC does not include assets in plans for which we have signed contracts but have not yet rolled out our Professional Management service. Assets are included in AUM once plan participants actively or passively enroll in Professional Management. The assets underlying our Online Advice only service are not included in AUC. We do not derive revenue based on AUC but believe that AUC can be a useful indicator of the additional plan assets available for enrollment efforts that, if successful, result in these assets becoming AUM.

Our business model is characterized by subscription-based, recurring revenue. When providing advisory services directly, we enter into contracts with plan sponsors. These contracts typically have initial terms of three or five years and auto-renewal clauses that extend the initial term until terminated by either party after a specified notice period. Our revenue is derived from both member fees and platform fees, as described in the “Revenue” section. The member fees we earn are based on the value of the assets that we manage for plan participants who have delegated investment decision-making authority to us or to a plan provider for which we act as a subadvisor. The platform fees we earn are derived through annual subscriptions paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure, and are typically based on the number of eligible employees in the plan and the type of service provided.

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

Changing Legal and Regulatory Framework.    As the burden of retirement investing shifts to the individual, we believe that there is an increasing need for assistance and guidance on how to invest for retirement wealth. However, plan sponsors may be reluctant to make investment advice available to employees for fear of increased fiduciary or legal risk. We believe the Pension Protection Act of 2006 and subsequent Department of Labor regulations reduced these concerns by further supporting the existing foundation for professional asset management of 401(k) accounts. Adherence to these new guidelines provides specific safeguards to plan sponsors from fiduciary and legal risk. Furthermore, policy makers are taking a close look at how to facilitate turning retirement savings into retirement income. The Department of Labor and the Treasury Department are exploring ways of facilitating access to and utilization of products and services designed to help provide retirement income within 401(k) plans.

Employers Providing More Retirement Help to Employees.    Over the course of approximately the past five years, more employers have been making investment advisory services available to their participants and automatically enrolling new employees into the company’s 401(k) plan. As a result of the Pension Protection Act of 2006 and Department of Labor guidelines, plan sponsors are now seeking automatic retirement savings solutions for their employees.

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

Professional Management.    Our Professional Management service, a discretionary managed account service launched in 2004, is designed for 401(k) participants who want affordable, personalized and professional portfolio management, investment advice and retirement income services from an independent investment advisor with no conflicts of interest. With this service, plan participants delegate investment decision-making and trading authority to us, which is referred to as discretionary authority. We developed our Professional Management service to reach a large number of plan participants on a cost-effective basis and assist them on the path to a secure retirement. When plan participants enroll in our Professional Management service, we use our Advice Engines to create personalized, diversified portfolios and provide ongoing Professional Management. Our investment recommendations are limited to the investment alternatives available in a 401(k) plan, including any employer stock, as determined and approved by a plan fiduciary other than us, although we do take into account other identified holdings of the plan participant when offering investment advice. In 2011, we expanded Professional Management to include non-discretionary advice on non-managed tax deferred retirement accounts, and plan to make this available at selected plan sponsors in 2012.

Members enrolled in the Professional Management service receive a Retirement Plan, which analyzes their investments, contribution rate and projected retirement income. The Retirement Plan provides advice on their annual contribution amount, shows how we propose to allocate their investments, and forecasts their retirement income relative to a retirement goal. Members are encouraged to provide their desired retirement age, risk preference, employer stock holding preference and information regarding certain other assets that they hold outside of their 401(k) accounts. Any personal information provided is used to customize a new portfolio allocation that is reflected in a revised Retirement Plan. Member portfolios are reviewed every three months and transactions are executed through the applicable provider, if necessary, to reallocate the investments. Members also receive a quarterly Retirement Update that shows how they are progressing towards their retirement goals and describes any changes that we have made to their investment allocations.

Members can, at any time, call one of our Advisor Center employees who are registered in various states through the Investment Adviser Registration Depository as Investment Advisor Representatives, or log in to a website to check their progress or further tailor their portfolio to their personal circumstances. Our Investment Advisor Representatives, and certain call center personnel of the plan providers with whom we work, have access to the Financial Engines Professional Advisor, our proprietary client relationship management application, enabling the advisor to change or add to the personal information used to manage the member’s account and explain to the member the impact of any changes on the member’s projected future 401(k) balance. Registered Investment Advisor Representatives can modify member inputs but not Advice Engine outputs and recommendations. As members approach retirement, they are offered a Retirement Checkup, which is a phone-based consultation with an Investment Advisor Representative. During the Retirement Checkup, the Investment Advisor Representative confirms the member’s retirement goal, reviews the member’s retirement income forecast and helps the member close the gap, if any, by exploring the impact of increasing savings or adjusting the member’s retirement age. In addition to the Investment Advisor Representatives who support calls in our advisor center, we also rely on supervisors and other trained employees and personnel when call volumes are high. Some of the plan providers also maintain call centers to support participants in the plans record-kept by that provider.

On January 31, 2011, we announced the launch of Financial Engines® Income+, a feature of our Professional Management service that provides retirement income for 401(k) participants. We designed Income+ to provide discretionary portfolio management with an income objective and to provide participants with steady monthly payouts from their 401(k) accounts during retirement. Early in retirement, Income+ provides payouts from the 401(k) assets. Later in retirement, it is designed to enable participants to obtain a lifetime income guarantee by drawing upon the 401(k) assets to make an optional annuity purchase outside of the plan. We do not provide the annuity. With Income+, members can contact an Investment Advisor Representative to start payouts, stop payouts, or make additional withdrawals from their 401(k) accounts so they have access to their savings as needed. With Income+, members receive Retirement Plans that show how we plan to allocate their investments as well as quarterly Retirement Updates that show any changes we have made to their investment allocations. If the member has requested payouts, the Retirement Plan also shows the current payout amount and the planned payout schedule, and the Retirement Update presents the history of recent payouts. If the member has not yet requested payouts, the statements will show the member’s estimated total income at retirement, considering various income sources such as Social Security, defined benefit, or other 401(k) plan accounts. Members with Income+ can also discuss their total retirement income picture with an Investment Advisor Representative.

We do not currently charge Professional Management members or sponsors any additional fees for the Income+ feature. We do not currently issue, sell, distribute, or solicit the sale of annuities or other insurance products or services, nor do we receive, accept or charge fees, payments or commissions related to any purchases of insurance products or services. Income+ availability does not require an in-plan annuity or changes to the plan’s fund line-up. As a feature of Professional Management, Income+ is easy for plan sponsors to implement with no fiduciary lock-in. Income+ availability is subject to establishment of data connectivity between Financial Engines and the applicable plan provider, and is also subject to applicable retirement plan provisions related to plan withdrawals. Income+ is now available through a small number of plan providers, with implementation underway at certain other plan providers. We started offering Income+ to plan participants in December 2010, and it is now available at a number of plan sponsors, including several Fortune 500 clients. Certain of the plan sponsors offering Income+ are also doing so on a Passive Enrollment basis, in which eligible plan participants over a specified age will be enrolled into Professional Management with Income+ unless the individuals decline the service.

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

Retirement Evaluation.    When Professional Management is being offered in a plan, we typically send each eligible plan participant a Retirement Evaluation or similar retirement readiness assessment upon rollout and generally annually thereafter, together with Professional Management enrollment materials. Retirement Evaluations highlight specific risks in a plan participant’s retirement account, provide guidance on how to reduce those risks and introduce our services as a means of obtaining help in addressing these issues. Retirement Evaluations are based on data provided by the plan provider and in some cases, supplemental data provided by the plan sponsor and other data providers. Retirement Evaluations include an evaluation of how well the plan participant is investing and saving in the retirement plan. Specifically, the evaluation considers key aspects of how the individual plan participant is using the 401(k) account, typically including investment decisions (risk, diversification, employer stock concentration) and contribution rate. We continue to implement the integration of personalized online assessments of certain types of investing risks into plan providers’ websites. This integration allows participants who log onto the provider website to view personalized assessments of their portfolio online and to learn more about our services.

Expand Beyond Workplace Defined Contribution Plans.    We continue to evaluate new market opportunities in the retirement income market, including opportunities to help members of our Professional Management program who roll over their 401(k) account into an IRA account and to help other individual IRA investors manage and draw down income from their IRAs.

Revenue.    We derive nearly all of our revenue from Financial Engines Advisors L.L.C.’s investment advisory and management services through our contracts with plan providers, plan sponsors and plan participants. AUM is defined as the amount of retirement plan assets that we manage as part of our Professional Management service. We generate revenue primarily from member fees on AUM as well as from platform fees, by providing portfolio management services, investment advice and retirement income services to plan participants of employer-sponsored retirement plans. We derive professional management revenue from member fees typically paid by plan participants for our Professional Management service. The arrangement generally provides for member fees based on the value of assets we manage for plan participants, and is generally payable quarterly in arrears. We derive our platform revenue from recurring, annual subscription-based fees for access to our services, including Professional Management, Online Advice and Retirement Evaluations, Platform fees are paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure, and are typically based on the number of eligible employees in the plan and the type of service provided.

None of our fees are based on investment performance or other incentive arrangements. Our fees generally are based on AUM, which is influenced by market performance. Our fees are not based on a share of the capital gains or appreciation in a member’s account. Member fees are generally payable quarterly in arrears. Prior to October 1, 2010, our member fees were generally the product of member fee rates and the value of AUM at the end of each quarter. Effective October 1, 2010, we changed our method of fee calculation for substantially all members with whom we have a direct advisory relationship from quarterly to monthly, thereby calculating member fees as the product of member fee rates and the value of AUM at the end of each month.

Historically we have seen an increase in Professional Management revenue in the fourth quarter due to the fee structure with one of our plan providers, under which we recognize the difference between earned revenue and annual minimum contractual revenue in the fourth quarter. Effective January 2012, we no longer expect to see this fourth quarter trend as the fee structure for this particular plan provider has been renegotiated to provide an earned revenue fee structure that eliminates the annual minimum contract revenue provision.

Our total revenue for 2011 was $144.1 million, compared to $111.8 million and $85.0 million for 2010 and 2009, respectively. We generated professional management revenue of $108.2 million for 2011, $79.1 million for 2010, and $52.6 million for 2009. We generated platform revenue of $32.9 million for 2011, compared to $29.7 million for 2010 and $30.0 million for 2009, respectively. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through our subadvisory relationships. Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional revenue information.

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

We model more than 32,000 securities, including retail mutual funds, stocks, employee stock options, institutional funds, guaranteed investment contracts and stable value funds, exchange-traded funds and fixed-income securities on an ongoing basis. When providing simulations and investment recommendations, our methodology evaluates a variety of factors that impact investment returns, including fees, portfolio turnover, management performance, tax-efficiency, and a fund’s investment style where we identify the underlying asset class exposures and active management risk associated with asset allocation changes by a fund manager in response to market conditions and decisions to weight specific security holdings differently than comparable indices. By modeling the characteristics of specific investment alternatives, we are able to provide quantitative estimates of possible future outcomes and make investment recommendations. We are also able to model the complexities found in large retirement plans and to provide investment advice to plan participants that can be implemented within the limits of a given plan’s available options.

Unlike traditional advisory services, we do not rely on the subjective evaluation of each plan participant’s portfolio by a human investment advisor. Instead, our services rely on Advice Engines that accept inputs on available investment choices along with a variety of personal information including investment objective, risk tolerance, investment horizon, age, savings, outside personal assets, investor preferences and tax considerations. This approach results in a consistent, systematic and objective investment methodology in which the advice generation is distinct from the method of delivery, which may be online, via printed materials or through phone conversations with our registered Investment Advisor Representatives or the call center representatives of certain plan providers with whom we have relationships. The representatives who are available by phone to speak with Professional Management members have the ability to change or add to the personal information used to manage the member’s account and explain to the member the impact of any changes on the member’s projected future 401(k) balance. Registered Investment Advisor Representatives can modify member inputs but not Advice Engine outputs and recommendations. This process is designed to ensure that the advice is personalized and consistent regardless of the asset balance of the plan participant, or the channel through which the plan participant receives our advice. This process also ensures that the investment recommendations are consistent across plan providers, plan sponsors and plan participants. Finally, this approach enables a detailed audit trail of the recommendations provided to each plan participant over time to assist with regulatory responsibilities.

To maintain the quality of our investment recommendations, our Advice Engines (described below) incorporate a wide variety of automated checks and validation procedures. These procedures are overseen by multiple groups within our Investment Management and Service Delivery organizations and help verify that the data inputs into our systems are timely and accurate, and that the resulting investment recommendations reflect the correct application of our investment methodology.

Our investment recommendations are limited to the investment alternatives available in a 401(k) plan as determined and approved by a plan fiduciary other than us, although we do take into account other identified holdings of the plan participant when offering investment advice. In 2011, we expanded Professional Management to include non-discretionary advice on non-managed tax deferred retirement accounts, and plan to make this available at selected plan sponsors in 2012. With the exception of employer stock, if any, included as an investment alternative, we do not provide advice on or manage single-company securities. We do not consult with, or make recommendations to, the plan sponsor regarding which investment alternatives to make available in its 401(k) plan.

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

For members with Income+, the investment portfolios are structured to provide the potential for steady income payouts throughout retirement. The Income+ optimization methodology shares similarities with bond immunization and liability-driven investing, or “LDI”, practices used by pension funds. LDI strategies involve structuring asset portfolios to match certain liabilities in the future. In the context of an individual participant, this means developing an investment strategy that is designed to deliver desired annual income payouts with a predetermined statistical confidence level. To have sufficient confidence in a future payout, it is desirable to immunize the liability against possible changes in interest rates and the stock market. Using the fixed income options available in the plan, the Income+ optimization structures a portfolio that matches the duration of assets with the specific income stream desired by that participant.

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

Investment Technology

We believe portfolio management services in the workplace should be offered to all eligible plan participants regardless of wealth. As of December 31, 2011, the median assets under management for all Professional Management members was approximately $38,000. Achieving our objective requires significant scalability to achieve an affordable cost to the investment manager. The scalability of our technology has been tested, and continues to deliver flexibility and results as our business has grown. As of December 31, 2011, we were managing the assets of more than 567,000 members with a total AUM of approximately $47.5 billion.

Our Advice Engines consist of two main components: a Simulation Engine and an Optimization Engine. In the course of our development, we have received U.S. patents that relate to various parts of our financial advisory platform, including patents that apply specifically to the Advice Engines.

Simulation Engine.    We have developed a Monte Carlo Simulation Engine that provides plan participants with a view of the potential range of future values of their retirement investments. The Simulation Engine helps plan participants reach informed decisions about the appropriate level of risk, savings and time horizon to improve the likelihood of achieving financial goals. Our Simulation Engine is capable of:

•

modeling more than 32,000 securities, including retail mutual funds, stocks, employee stock options, institutional funds, guaranteed investment contracts and stable value funds, exchange-traded funds and fixed-income securities while considering tax implications, expenses, redemption fees, loads and distributions;

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

Our Optimization Engine takes into consideration the costs, quality and investment styles of the specific investment alternatives available to a plan participant. Specifically, our investment recommendations take into consideration for each fund the mix of asset class exposures, fund expenses, turnover, fund-specific risk due to active management, manager performance and consistency, user-imposed constraints and tax efficiency, where applicable, to construct a personalized portfolio recommendation for each client. The calibration of this model is based on more than a decade of research into the factors that influence investment performance. Our approach does not rely on market timing or tactical asset allocation strategies. Our models are designed and calibrated on an ongoing basis to reflect the consensus market expectations built into the observed asset holdings of the market as a whole. We believe this approach increases the probability that our recommendations are consistent with current market conditions and are free from subjective or market timing biases that can arise from traditional optimization models. Our platform has been employed to provide portfolio management services, investment advice and retirement readiness assessments to millions of investors over the last 13 years.

When constructing a portfolio during the accumulation phase, our Optimization Engine:

•	supports real-time, specific, product-level buy and sell recommendations for Online Advice, which can be readily executed, and automated transactions for Professional Management;

•

creates recommended portfolios from the available investment alternatives, such as retail mutual funds, institutional funds and employer stock, in the case of a 401(k) plan, or from either the entire universe of more than 19,000 retail mutual funds, or a subset thereof, in the case of taxable or other tax-deferred accounts;

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

Research and development expenses were $21.2 million in 2011, compared to $19.3 million and $15.6 million in 2010 and 2009, respectively.

Customers and Key Relationships

We provide personalized portfolio management services, investment advice and retirement income services to plan participants and reach them through plan sponsors whose retirement plans are administered by plan providers.

Retirement Plan Participants.    We define plan participants as employees participating in retirement plans who have access to our Professional Management or Online Advice services. As of December 31, 2011, approximately 8 million plan participants had access to our services. As of December 31, 2011, we managed portfolios for more than 567,000 members with a median balance of approximately $38,000 in their 401(k) accounts, collectively representing approximately $47.5 billion in AUM. More than 2 million participants have accepted our online services agreement.

Retirement Plan Sponsors.    We define plan sponsors as employers across a range of industries who offer defined contribution plans to employees. As of December 31, 2011, we were under contract to provide Professional Management services to 477 plan sponsors. No more than 5% of our revenue was associated with any one plan sponsor in 2011. As of December 31, 2011, the average sponsor retention over the last three years was 97%. When providing advisory services directly, we enter into contracts with plan sponsors. These contracts are typically for an initial three or five year term and continue thereafter unless terminated. At any time during the initial term or thereafter, the plan sponsor can cancel a contract for fiduciary reasons or breach of contract and can generally terminate a contract after the initial term upon 90 days’ notice.

Retirement Plan Providers.    We define plan providers as the administrators and recordkeepers of defined contribution plans. In consultation with plan sponsors, plan providers make available a range of investment alternatives through retirement plans to individual participants. We work with plan providers to make available portfolio management and investment advisory services to the participants in the defined contribution plans of plan sponsors. We deliver our services to plan sponsors and plan participants primarily through existing connections with eight retirement plan providers. Our contracts with plan providers generally have terms ranging from three to five years, and have successive automatic renewal terms of one year unless terminated in accordance with prior notice requirements. Certain of the plan provider agreements are in or will soon be in renewal periods. In addition, a plan provider may terminate its contract with us at any time for specified breaches. We maintain two types of relationships with our plan providers:

•

Direct Advisory Relationships.    In these relationships, we are the primary advisor and a plan fiduciary. Data is shared between the plan providers and us via data connections. In addition, our sales teams directly engage plan sponsors, although, in some cases, we have formed and are executing a joint sales and collaborative marketing strategy with the plan provider. We have separate contracts with both the plan sponsor and plan provider, and pay fees to the plan provider for facilitating the exchange of plan and plan participant data as well as implementing our transaction instructions for member accounts. Plan providers with whom we have direct advisory relationships are ACS, Fidelity, Aon Hewitt (for plan sponsors currently under contract with us or that may be in direct negotiations with us from time to time), Mercer, T. Rowe Price, and Charles Schwab (for a relatively small number of plan sponsors).

•

Subadvisory Relationships.    In these relationships, the plan provider is the primary advisor and plan fiduciary and we act in a subadvisory capacity. Our contract is with the plan provider and not the plan sponsor. We receive sales support from the plan provider and offer our co-branded services under the plan provider’s brand, with the services identified as “powered by Financial Engines.” Revenue is collected by the plan provider who then pays a subadvisory fee to us. We have subadvisory relationships with ING, JPMorgan, Vanguard, and, pursuant to a March 2011 agreement, Aon Hewitt (except for the sponsors currently under contract with us or that may be in direct negotiations with us from time to time). We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through subadvisory relationships with retirement plan providers.

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

We continue to implement the integration of online enrollment into certain provider websites. In 2010, we began to implement the integration of personalized online assessments of certain types of investing risks into several plan providers’ websites. This integration allows participants who log onto the provider website to view personalized assessments of their portfolio online and to learn more about our services.

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

Direct Marketing to Plan Participants.    Once a retirement plan has been set up on our systems and our services have been made available to plan participants, we conduct direct marketing, print fulfillment and other promotional activities to encourage use of our Online Advice service and enrollment in our Professional Management service. These efforts typically include printed Retirement Evaluations, email notifications and website integration. These campaigns are usually conducted at the time of rollout and annually thereafter. Plan sponsors can choose an Active Enrollment campaign, in which a plan participant must affirmatively sign up for the Professional Management service, or a Passive Enrollment campaign, in which a plan participant will become a member of the Professional Management service unless the individual declines the service. Passive Enrollment campaigns achieve higher enrollment results at lower acquisition cost per member than do Active Enrollment campaigns. We believe Passive Enrollment is attractive to plan sponsors due to the lower fees payable by plan participants who are passively enrolled, the fiduciary protection afforded to plan sponsors by participants having to affirmatively elect to not receive professional advice and the relatively higher number of participants who will be enrolled and receiving Professional Management services upon rollout. Depending on the proportion of the plan’s participants who are passively enrolled, we eliminate or reduce our platform fees, as well as reducing the fees payable by plan participants. Our goal is to increase enrollment by continuing to promote our services to participants. We plan to continue utilizing Active Enrollment campaigns and to implement enhancements to our direct marketing materials in our Active Enrollment campaigns.

Service Delivery and Systems

Our service delivery team is responsible for the rollout, operation and support of our Professional Management and Online Advice services. As of December 31, 2011, we had rolled out our Professional Management service at 477 plan sponsors with more than 567,000 members enrolled in this service. In addition, the service delivery team supports the availability of the service to approximately 8 million plan participants who have access to our Online Advice service.

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

Competition

We operate in a competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors who offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, GuidedChoice and ProManage. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity and Merrill Lynch. We currently have a relationship with Fidelity that allows us to provide our services to plan sponsors, for whom Fidelity is the plan provider, who elect to hire us. We also face indirect competition from products that could potentially be substitutes for our portfolio management services, investment advice and retirement income services, most notably target-date retirement funds. Target-date funds are offered by multiple financial institutions, such as BlackRock, T. Rowe Price, Fidelity and Vanguard. These funds provide generic asset allocation based solely on the investment horizon of the investor. Among the plan sponsors to whom we offer our Professional Management service and that offer target-date funds, approximately 77% offer retail-priced target-date funds. Target-date funds, managed accounts and balance funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. In addition, with the introduction of the Income+ feature, our competitors include providers of retirement income products in the defined contribution market, such as Prudential, AllianceBernstein, and other providers of insurance products.

We believe the competitive factors in our industry include:

•

ability to provide independent, systemic portfolio management, investment advice and retirement income services based on widely recognized financial economic theory without conflicts of interest during both the accumulation and the income phases of retirement;

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

Financial Engines Advisors L.L.C. is subject to the Employee Retirement Income Security Act of 1974, as amended, referred to as ERISA, and the regulations promulgated thereunder, with respect to investment advisory and management services provided to participants in retirement plans covered by ERISA and is also subject to state laws applicable to retirement plans not covered by ERISA. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, referred to as the Code, impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients. We rely on certain regulatory interpretations and guidance in connection with our current business model, including regulations and guidance allowing us to passively enroll participations into our Professional Management service. We provide subadvisory services pursuant to the Department of Labor’s Advisory Opinion 2001-09A. The failure of Financial Engines Advisors L.L.C. to comply with these requirements could have a material adverse effect on us.

We are also subject to state and federal regulations related to privacy, data use and security. These rules require that we develop, implement and maintain written, comprehensive information security programs including safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. In recent years, there has been a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. Legislation has been introduced in Congress and there have been several Congressional hearings addressing these issues. From time to time, Congress has considered and may do so again, legislation establishing requirements for data security and response to data breaches that, if implemented, could affect us by increasing our costs of doing business. In addition, several states have enacted security breach legislation requiring varying levels of consumer notification in the event of a security breach. Several other states are considering similar legislation. Further, the SEC has issued a proposed rule expanding current requirements for safeguarding and disposing of customer information. The proposed rule also adds a requirement to notify customers in the event of a data security breach. Adoption of this rule may also increase our costs of doing business.

In recent years, there has been a heightened legislative and regulatory focus on the financial services industry, including proposals that call for creation of a self-regulatory framework for investment advisors similar to the regulatory structure that currently exists for broker-dealers through the Financial Industry Regulatory Authority (FINRA), elimination of pre-dispute arbitration clauses, additional fee disclosures, and the imposition of additional qualification requirements on investment advisors providing services to ERISA plan clients. The Dodd-Frank Wall Street Reform and Consumer Protection Act, referred to as the Dodd-Frank Act, which was signed into law on July 21, 2010, included various financial reform proposals that may affect investment advisers, including Financial Engines Advisors L.L.C. Although many implementing rules and regulations under the Dodd-Frank Act are still pending, it is expected that the compliance costs and liability risks for investment advisers will increase.

Rigorous legal and compliance analysis of our business is important to our culture. Our General Counsel supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities.

Intellectual Property

We rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and our intellectual property. We seek to control access to and distribution of our proprietary information. We enter into confidentiality agreements with our employees, consultants, vendors, plan sponsors and plan providers that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. We have proprietary know-how in software development, implementation and testing methodologies. We also pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered the mark “Financial Engines” in the United States, Australia, Switzerland, China, the European Community, Hong Kong, Japan, Taiwan and Tunisia. We have registered sun and clouds design marks in the United States, China, Hong Kong, and Japan. We have registered the mark “Adviceserver” in Japan. We have registered our corporate logo and the marks “Investor Central,” “Financial Engines Investment Advisor,” “Retirement Help for Life,” and “We Make it Personal” in the United States. “Advice Light” is also a trademark owned by Financial Engines, Inc. In addition, we have registered our domain name, www.FinancialEngines.com. We have 13 issued U.S. patents in the following categories: user interface; outcomes-based investing, including our financial advisory system, our pricing module and load-aware optimization; financial goal planning and advice palatability. These patents have expiration dates ranging from December 2, 2017 to February 23, 2021. We also have several pending U.S. patent applications and pending applications and issued patents in foreign jurisdictions.

We have established a system of security measures to protect our computer systems from security breaches and computer viruses. We have employed various technology and process-based methods, such as clustered and multi-level firewalls, intrusion detection mechanisms, vulnerability assessments, content filtering, antivirus software and access control mechanisms. We also use encryption techniques. We control and limit access to customer-specific project areas based on a “need to know” basis.

Employees

As of December 31, 2011, we employed approximately 355 full-time equivalent employees including employees in investment management, product development and engineering, sales and marketing, service delivery, and general and administrative management. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

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

•	changes to economic terms in contracts with plan providers or plan sponsors, including renegotiations or unanticipated changes to the relationship;

•

changes in fees paid by us to plan providers for whom we are not acting as a subadvisor for data retrieval, transaction processing and fee deduction interfaces based on attaining contractually-agreed upon thresholds;

•	downward pressure on fees we charge for our services;

•	mix in plan sponsors that choose our Active Enrollment or Passive Enrollment options;

•	unanticipated delays in expected service availability;

•	fluctuations in quarterly revenue due to changes in fees paid by Professional Management members based on attaining contractually-agreed upon thresholds;

•	termination or non-renewal of an existing contract with a plan provider or a plan sponsor;

•	unanticipated plan sponsor terminations during a migration from Online Advice only to Professional Management services;

•	failure to enter into contracts with new plan sponsors;

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

As of December 31, 2011, we had an accumulated deficit of $78.6 million. We have incurred net losses in each year through 2008. We may incur net losses in the future, in which event our operating results and financial condition could be harmed.

A substantial portion of our revenue is based on fees earned on the value of assets we manage. Our revenue and earnings could suffer if the financial markets experience a downturn or a slowdown in growth that reduces the value, or slows the growth, of our Assets Under Management.

We derive a significant and growing portion of our revenue from member fees based on the assets in the retirement accounts we manage, which we refer to as AUM. We allocate these assets among the investments available to each particular plan participant. The investment alternatives for a particular plan are selected by the plan’s fiduciary, not by us, and may include retail mutual funds, institutional funds, exchange-traded funds, fixed-income investments and potentially higher volatility employer stock. In addition, our business is highly concentrated in 401(k) plans. The value of these investments can be affected by the performance of the financial markets globally, currency fluctuations, interest rate fluctuations and other factors. Our professional management revenue and fees are generally calculated using the value of AUM at the end of each month or quarter. Our methodology may result in lower fees if the financial markets are down when fees are calculated, even if the market had performed well earlier in the month or the quarter. In addition, an economic downturn or slowdown in growth could cause plan participants or their employers to contribute less to their 401(k) plans and cause fewer eligible employees to participate in 401(k) plans, which could adversely affect the amount of AUM. If plan participants are not satisfied with the performance of their retirement portfolios due to a decline in the financial markets or otherwise, our cancellation rates could increase, which in turn would cause our AUM to decline. Any potential decline in AUM would not necessarily be proportional to, and, in total, could be greater than, the overall market decline. If any of these factors reduces the value of assets we have under management, the amount of fees we would earn for managing those assets would decline, and our revenue, operating results and financial condition could be harmed.

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

Our revenue could be harmed if we fail to enroll new Professional Management plan participants or if we experience increased cancellations or unanticipated variations in new enrollment campaigns.

Our enrollment rate, and therefore our revenue, depend on plan participants signing up for or, in the case of a Passive Enrollment campaign, not declining, the Professional Management service. Increasing plan participant enrollment in our Professional Management service increases the AUM on which we earn fees. If we are unable to continue to increase our enrollment, our business may not grow as we anticipate. Unanticipated variations in the number, size, methodology or timing of enrollment campaigns, or our ability to employ ongoing enrollment techniques such as integration with provider websites or outbound calling, could also affect our revenue for a particular period. If we are not able to generate expected enrollment under a particular contract, this would negatively affect our revenue growth. For example, we have found that if plan sponsors do not use our standard enrollment campaign, enrollment rates tend to be lower. If fewer plan sponsors elect Passive Enrollment for their plan participants, which typically generates higher enrollment rates, our revenue may not grow at anticipated rates. Even when we have rolled out our Professional Management service at a particular plan sponsor, some plan participants may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the plan participant. Certain securities within a plan participant’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. As we endeavor to find new ways to grow enrollment, we may introduce processes that some plan providers, plan sponsors or plan participants reject or resist, which may result in an unsuccessful enrollment campaign or may harm our reputation with those plan providers, plan sponsors or plan participants, thereby jeopardizing future enrollment with those parties. Further, individual plan participants whose accounts we manage may choose at any time to stop having us manage those accounts. Historically, member cancellations rates have typically increased during periods where there has been a significant decline in stock market performance and, in addition, member cancellation rates are typically the highest in the three months immediately following the completion of a given promotional campaign. The level of any potential cancellations or enrollment decline may not necessarily be proportional to, and may, in total, be greater than, the overall market decline. If we are unsuccessful in our Professional Management enrollment campaigns, if we lose plan participants, or if we otherwise fail to increase enrollment rates, our revenue, operating results and financial condition could be harmed.

We plan to extend and expand our services and may not be able to successfully implement new services or accurately estimate the impact on our business of developing and introducing these services.

We plan to extend our services into new areas, and continue to evaluate new market opportunities in the retirement income market. For example, our Income+ service manages plan participants’ defined contribution assets while allowing payouts from their retirement accounts. In the longer-term, we intend to expand our services beyond workplace defined contribution plans, such as allowing IRA investors to manage and draw down income from their IRAs. We intend to invest significant resources to the research, development, sales and marketing of new services. We have limited experience determining and executing income payments from defined contribution accounts. If our assessments or forecasts with respect to the expected duration and sufficiency of assets to support retirement income payments to participants are inaccurate, or if we fail to ensure that payouts are made at the times expected, our business and reputation could suffer. We have limited experience beyond workplace defined contribution plans and may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise if we offer investment management or retirement income payout services for accounts other than 401(k) accounts. We may not be able to accurately estimate the impact of these future services on our business or how the benefits of these services will be perceived by our clients. In addition, the anticipated benefits of these services on our business may not outweigh the resources and costs associated with their development or the liabilities associated with their operation. If we do not realize the anticipated benefits of these services, our revenue, operating results and financial condition could be harmed.

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

We refer to four of our eight primary retirement plan provider relationships as subadvisory relationships, including one plan provider that in March 2011 announced an agreement to change to a subadvisory relationship for plan sponsors not currently under contract or in negotiations with us directly. For the provider relationships that we refer to as subadvised, we typically act as subadvisor to the plan provider acting as investment advisor, but we may directly act as investment advisor if Online Advice is the only service offered by a particular plan sponsor or for certain legacy plans. Where we act as subadvisor, we do not have a direct relationship with the plan sponsors and therefore may be less able to influence decisions by those plan sponsors to use or continue to use our services or to add additional services. Where we act as subadvisor, we do not know and cannot control the terms of the contract between the plan provider and the plan sponsor, which vary on terms such as the length of the contract, renewal and cancellation provisions. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through subadvisory relationships with retirement plan providers. The renegotiation or termination of our relationship with any of these plan providers could negatively impact our business. For the year ended December 31, 2011, 16%, 7%, 7% and 0% of our total revenue was attributable to the subadvisory fees paid to us by JP Morgan, Vanguard, ING and Aon Hewitt, respectively, the four plan providers with whom we had subadvisory relationships as of December 31, 2011.

Our contracts with our eight primary retirement plan providers generally have terms ranging from three to five years, and have successive automatic renewal terms of one year unless terminated in accordance with prior notice requirements. A majority of these provider agreements are in renewal periods. A plan provider may also terminate its contract with us at any time for specified breaches. Further, either party may decide to renegotiate the terms of the contract and may give a termination notice pending renegotiations to avoid having a contract automatically renew under its existing terms. In addition, there are unpredictable factors, other than our performance, that could cause the loss of a plan provider. If we lose one of our plan providers with whom we have a relationship or if one of those plan providers significantly reduces its volume of business with us or renegotiates the economic terms of its contract with us, our revenue, operating results and financial condition could be harmed.

Some plan providers with whom we have relationships also provide or may provide competing services.

Some plan providers with whom we have relationships, such as Fidelity, offer or may offer directly competing investment guidance, retirement advice, portfolio management and retirement income services to plan participants. We also face indirect competition from products that could potentially substitute for our services, most notably target-date funds, which are offered by a number of plan providers with whom we have relationships, including J.P. Morgan, Fidelity and Vanguard. Among the plan sponsors to whom we offer our Professional Management service and that offer target-date funds, approximately 77% offer retail-priced target-date funds. Where we have a subadvisory relationship with the plan provider, the plan provider may compete with us for plan sponsors. With the introduction of the Income+ feature, our competitors also include providers of retirement income products in the defined contribution market, such as Prudential, AllianceBernstein, and other providers of insurance products. This competition with companies with whom we have relationships can strain the relationship with plan providers and may result in less favorable contract terms or contract cancellation, in which event our revenue, operating results and financial condition could be harmed.

Our revenue is highly dependent upon the plan sponsors with whom we have relationships, and the renegotiation or termination of our relationship with one or more large plan sponsors could significantly impact our business.

A substantial portion of our revenue is generated as a result of contracts with plan sponsors. Under these contracts, where we are providing advisory services directly and not in a subadvisory capacity, we typically earn annual platform fees that are paid by the plan sponsor, plan provider or the retirement plan itself as well as fees based on AUM that are generally paid by plan participants. These contracts with plan sponsors typically have initial terms of three or five years and continue thereafter unless terminated. At any time during the initial term or thereafter, a plan sponsor can cancel a contract for fiduciary reasons or breach of contract. A plan sponsor can generally terminate a contract after the initial term upon 90 days’ notice. If a plan sponsor were to cancel or not renew a contract, we would no longer earn platform fees under that contract. In addition, we would no longer manage any assets in that plan and consequently would no longer earn fees based on AUM in that plan. A plan sponsor may also determine to contract through a subadvised relationship with a plan provider, which may result in lower revenues for our company. If one or more plan sponsors were to cancel their contracts with us, fail to renew those contracts, or move to a subadvised relationship, our revenue, operating results and financial condition could be harmed.

Our Professional Management service makes up a significant and growing part of our revenue base. Our business could suffer if fees we can charge for these services decline.

We earn fees for our Professional Management service based on the value of assets in the accounts we manage, which we refer to as AUM. We believe that these services will continue to make up a substantial and growing portion of our revenue for the foreseeable future. There are many investment advisory and management services and other financial products available in the marketplace, which could result in downward pressure on fees for our Professional Management service. Congressional, regulatory or industry attention focused on fees for financial services, such as legislative constraints on fees or rules requiring additional disclosure regarding fees, could result in downward pressure on fees or impose limits on the fees we can charge for our Professional Management service. Our contract terms may include thresholds, which upon attainment, may reduce the fees we charge for our Professional Management service. If we are forced to lower the fees we charge for our Professional Management service, our revenue, operating results and financial condition could be harmed.

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

Our portfolio management and investment advisory operations may subject us to liability for losses that result from a breach of our fiduciary duties or other obligations.

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

We operate in a highly competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors that offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, Inc., GuidedChoice and ProManage LLC. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity and Merrill Lynch. We currently have a relationship with Fidelity that allows us to provide our services to plan sponsors that elect to hire us for which Fidelity is the plan provider. We also face indirect competition from products that could potentially substitute for our portfolio management services, investment advice and retirement income, most notably target-date funds. Target-date funds are offered by multiple financial institutions, including BlackRock, T. Rowe Price, Fidelity and Vanguard. These funds provide generic asset allocation based on the investment horizon of the investor. Target-date funds, managed accounts and balanced funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. In addition, with the introduction of the Income+ feature, indirect competitors who offer income solutions in retirement include providers of insurance products. Plan providers offer or may choose to offer directly and indirectly competitive products in the future. The plan providers with which we do not have contractually exclusive relationships may enter into similar relationships with our competitors. This in turn may harm our business.

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

Our ability to provide portfolio management services, investment advice and retirement income and maintain and develop relationships with plan participants, plan providers and plan sponsors depends largely on our ability to attract, train, motivate and retain highly skilled professionals, particularly professionals with backgrounds in sales, technology and financial and investment services. We believe that success in our business will continue to be based upon the strength of our intellectual capital. For example, due to the complexity of our services and the intellectual capital invested in our investment methodology and technology, the loss of personnel integral to our investment research, product development and engineering efforts would harm our ability to maintain and grow our business. Consequently, we must hire and retain employees with the technical expertise and industry knowledge necessary to continue to develop our services and effectively manage our growing sales and marketing organization to ensure the growth of our operations. We believe there is significant competition for professionals with the skills necessary to perform the services we offer. We experience competition for analysts and other employees from financial institutions and financial services organizations such as hedge funds and investment management companies that generally have greater resources than we do and therefore may be able to offer higher compensation packages. Competition for these employees is intense, and we may not be able to retain our existing employees or be able to recruit and retain other highly qualified personnel in the future. In 2012 we plan to relocate our California headquarters, which may cause existing employees to leave or make it more difficult to attract new employees. If we cannot hire and retain qualified personnel, our ability to continue to expand our business would be impaired and our revenue, operating results and financial condition could be harmed.

If our intellectual property and technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position could suffer.

Our future success and competitive position depend in part on our ability to protect our proprietary technology and intellectual property. We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and intellectual property. We also require our employees, consultants, vendors, plan sponsors and plan providers to enter into confidentiality agreements with us. We currently have 13 issued U.S. patents which relate to novel aspects of our financial advisory platform, including user interface features, our pricing module, load-aware optimization, advice palatability, financial goal planning and other key technologies of our outcomes-based investing methodologies. We also have several additional pending U.S. patent applications. In addition, we have issued patents and pending patent applications in foreign jurisdictions. One or more of our issued patents or pending patent applications may be called into question on the basis of being directed to abstract ideas or methods of doing or conducting business. The general validity of software patents and so called “business method” patents have been challenged in a number of jurisdictions, including the United States. Changes in patent laws or case law may impact the scope of patent-eligible subject matter by, for example, limiting what constitutes a patentable “process.” Our patents may become less valuable if software or business methods are found to be a non-patentable subject matter or if additional requirements are imposed that our patents do not meet.

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

We expect our growth to place significant demands on our management and other resources. Our success will depend in part upon the ability of our senior management to manage growth effectively. We rely on proprietary and customized software, systems and reporting processes, which require experienced personnel to operate, maintain and expand. Expansion creates new and increased management and training responsibilities for our employees. In addition, continued growth increases the challenges involved in:

•	recruiting, training and retaining sufficient skilled technical, marketing, sales and management personnel;

•	preserving our culture, values and entrepreneurial environment;

•	successfully expanding the range of services offered to our plan sponsors and plan participants;

•	developing, improving and scaling our internal administrative infrastructure, particularly our financial, operational, compliance, recordkeeping, communications and other internal systems; and

•	maintaining high levels of satisfaction with our services among plan sponsors and plan participants.

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

We are subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, as a result of being a public company, which will result in additional expenses and pose challenges for our management team.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company related to corporate governance compliance. Such compliance includes the requirements of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Investor Protection and Securities Reform Act of 2010 as well as the rules and regulations implemented by the SEC and The NASDAQ Stock Market. The individuals who constitute our management team have limited experience managing a publicly traded company and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Compliance with such requirements may divert internal resources and will take a significant amount of time and effort. We rely upon proprietary and customized software, systems and reporting processes, which increases the complexity of our internal control structure and procedures for financial reporting and introduces more opportunities for error.

We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting in our annual report on Form 10-K. If our internal controls over financial reporting are not effective as defined under Section 404, or if we fail to comply with other public company regulatory requirements, we could be subject to lawsuits, sanctions or investigations by The NASDAQ Stock Market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404 or other regulatory requirements, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to meet public company regulatory compliance requirements effectively or efficiently, or there are changes in the standards, methods, estimates and judgments used in applying our accounting policies, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors.

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

If our operations are interrupted as a result of system failures or service downtime, our business and reputation could suffer.

The success of our business depends upon our ability to obtain and deliver time-sensitive, up-to-date data and information. Key portions of our services are delivered using proprietary and customized software, systems and reporting processes, which require experienced personnel and cannot be duplicated by outside vendors or off-the-shelf products. Our operations and those of our plan providers and plan sponsors are vulnerable to interruption by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, Internet-based attacks and other events beyond our control. Any disruption in our services or operations could harm our ability to perform our services effectively which in turn could result in a reduction in revenue or a claim for substantial damages against us, regardless of whether we are responsible for that failure. We rely on our computer equipment, database storage facilities and other office equipment, which are located primarily in the seismically active San Francisco Bay area. We maintain off-site back-up facilities in Phoenix, Arizona for our database and network equipment, but these facilities could be subject to the same interruptions that may affect our headquarters. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems. We also depend on certain significant vendors for facility storage and related maintenance of our main technology equipment and data at these locations. Any failure by these vendors to perform those services, any temporary or permanent loss of our equipment or systems or any disruptions to basic infrastructure like power and telecommunications could impede our ability to provide services to our plan participants, harm our reputation, cause plan participants to stop using our investment advisory or Professional Management services, reduce our revenue and harm our business. Our agreements with our plan providers or plan sponsors also require us to meet specified minimum system security and privacy standards. If we fail to meet these standards, our plan sponsors and plan providers may seek to terminate their agreements with us. This in turn could damage our reputation and harm our market position and business.

Risks Related to Our Industry

Changes in laws applicable to our services may adversely affect our business.

We may be adversely affected as a result of new or revised legislation or regulations promulgated by Congress, the SEC, Department of Labor or other U.S. regulatory authorities or self-regulatory organizations that supervise the financial markets and retirement industry. In addition, we may be adversely affected by changes in the interpretation of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business. For example, legislation or regulation regarding fees may affect our business. Future legislation or regulation could change or eliminate certain existing restrictions relating to conflicts of interest, which might lower the relative value of our independence, allow for increased competition, or reduce or eliminate tax benefits associated with defined contribution plans or otherwise restructure defined contribution plans in a way that affects their use by plan sponsors or plan participants, which could cause a reduction in the number of plans where our services are offered or slow our AUM growth. Future legislation or regulation could affect our ability to offer services for accounts other than 401(k) accounts or may impose requirements for retirement income forecasts and distribution that we might not be able to satisfy, or which might lower the relative value of our services or allow for increased competition. Changes to laws or regulations, or any change that results in our becoming subject to the jurisdiction of any additional regulator, such as a self-regulatory organization, could increase our potential liability for offering portfolio management services, investment advice and retirement income, affect our ability to offer our Passive Enrollment option or invalidate pre-dispute arbitration clauses in our agreements, leading to increased costs to litigate any claims against us. Changes to laws or regulations could also increase our legal compliance costs, divert internal resources and make some activities more time-consuming and costly. The laws, rules and regulations applicable to our business may change in the future, and we may not be able to comply with any such changes. If we fail to comply with any applicable law, rule or regulation, we could be fined, sanctioned or barred from providing investment advisory services in the future, which could materially harm our business and reputation.

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

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in March 2010 at a price of $12.00 per share, our closing stock price has ranged from $12.35 to $28.68 for the period March 16, 2010 to December 31, 2011. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We currently lease our principal executive offices in Palo Alto, California under a lease that expires on August 31, 2012. We also lease office space in Phoenix, Arizona, primarily for our operations and call center, under a lease that expires on May 31, 2015, with an option to extend the lease until May 31, 2020. In February 2011, we extended our lease contract for our Phoenix facility through May 2015 and added additional space. We also sublease office space in Boston, Massachusetts, under a lease that expires on January 30, 2015. We secured additional leased space in Boston to accommodate new employees in 2011. In order to accommodate the growth of our employee base, we entered into a lease contract in October 2011 for a new headquarters’ facilities space in Sunnyvale, CA with an estimated relocation date in mid-2012. The lease term is for eight years and expires in May 2020. The premises consist of 80,995 square feet of office space with the right to lease additional space. We believe that, with the new facilities in California, our available office space will be sufficient to meet our needs currently and if our company expands.

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

	High	Low
Fiscal year ending December 31, 2011
First Quarter	$27.94	$19.09
Second Quarter	$29.00	$22.56
Third Quarter	$26.25	$16.86
Fourth Quarter	$24.61	$15.31

Fiscal year ending December 31, 2010
First Quarter (from March 16, 2010)	$18.96	$14.90
Second Quarter	$17.29	$13.09
Third Quarter	$16.16	$12.27
Fourth Quarter	$20.41	$13.08

As of January 31, 2012, the number of record holders of our common stock was 202. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

The following graph shows a comparison from March 16, 2010 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2011 of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index, The NASDAQ Composite Index, the Financial Sector SPDR and S&P Small Cap 600 Index. The graph assumes an investment of $100 on March 16, 2010, and the reinvestment of any dividends. For our common stock, the investment performance is measured as of the closing price of our common stock on March 16, 2010 of $17.25, which differs from our IPO price of $12.00. Our stock was added to the S&P Small Cap 600 Index in July 2011 and going forward we will use the S&P Small Cap 600 Index in place of the Standard & Poor’s 500 Index as we feel the S&P Small Cap 600 Index offers a more appropriate comparison.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Financial Engines, Inc., the Standard & Poor’s 500 Index,

The NASDAQ Composite Index, Financial Sector SPDR and the S&P Small Cap 600 Index

* 100 invested in stock as of March 16, 2010 — including reinvestment of dividends

	3/16/10	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
Financial Engines, Inc.	100	98	79	77	115	160	150	105	129
S&P500 Index	100	102	90	100	111	118	118	101	113
The NASDAQ Composite Index	100	102	90	101	113	119	119	104	112
Financial Sector SPDR	100	103	89	93	104	107	100	78	86
S&P Small Cap 600 Index	100	101	92	101	117	126	126	101	118

Unregistered Sales of Equity Securities

As previously reported in our Quarterly Reports on Form 10-Q, during fiscal year 2011, we issued a net of 2,738,418 shares of common stock upon the exercise of options to purchase our common stock granted under our 1998 Stock Plan. The shares of common stock issued pursuant to these stock options were unregistered securities granted under our 1998 Stock Plan as permitted by Rule 701 of the Securities Act of 1933. The aggregate purchase price of the shares was $14.3 million, of which $14.1 million was received in cash. The remaining amount of the purchase price was received in the form of shares forfeited in lieu of cash, which were valued at the fair market value on the day of the transaction. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Item 6.     Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data)
Statements of Income (Loss) Data:
Revenue:
Professional management	$28,226	$38,963	$52,579	$79,137	$108,215
Platform	31,374	29,498	30,048	29,717	32,891
Other	3,750	2,810	2,355	2,918	2,979

Total revenue	63,350	71,271	84,982	111,772	144,085

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	20,602	27,588	29,573	37,599	49,717
Research and development	14,643	13,663	15,618	19,343	21,182
Sales and marketing	19,871	21,157	22,515	26,403	30,710
General and administrative	6,663	6,613	7,679	11,644	13,518
Withdrawn offering expense	—	3,031	—	—	—
Amortization of internal use software	3,070	2,258	2,813	3,912	5,923

Total costs and expenses	64,849	74,310	78,198	98,901	121,050

Income (loss) from operations	(1,499)	(3,039)	6,784	12,871	23,035
Interest income (expense)	(274)	(563)	(261)	(25)	10

Income (loss) before income taxes	(1,773)	(3,602)	6,523	12,846	23,045
Income tax expense (benefit)	31	12	834	(50,729)	7,900

Net income (loss)	(1,804)	(3,614)	5,689	63,575	15,145
Less: Stock dividend	—	2,362	1,082	5,480	—

Net income (loss) attributable to holders of common stock	$(1,804)	$(5,976)	$4,607	$58,095	$15,145

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data)
Net (loss) income per share attributable to holders of common stock
Basic	$(0.19)	$(0.61)	$0.46	$1.66	$0.34
Diluted	$(0.19)	$(0.61)	$0.13	$1.30	$0.31
Shares used to compute net income (loss) per share attributable to holders of common stock
Basic	9,427	9,767	10,106	35,096	44,783
Diluted	9,427	9,767	34,866	44,826	49,407
Cash dividends per share to common stockholder	$0.00	$0.00	$0.00	$0.00	$0.00

Non-GAAP Financial Data:
Adjusted EBITDA(1)	$8,333	$8,409	$19,553	$28,389	$40,783
Adjusted Net Income(2)	$925	$1,635	$9,872	$18,066	$18,583
Adjusted Earnings per Share(2)	$0.02	$0.04	$0.23	$0.39	$0.38

(1)	The table below sets forth a reconciliation of net income (loss) to Adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, unaudited)
Net income (loss)	$(1,804)	$(3,614)	$5,689	$63,575	$15,145
Interest expense (income)	352	563	605	25	(10)
Income tax expense (benefit)	31	12	834	(50,729)	7,900
Depreciation	1,284	1,641	1,729	1,816	2,191
Withdrawn offering expense	—	3,031	—	—
Amortization of internal use software	3,020	2,196	2,711	3,703	5,577
Amortization of direct response advertising	—	—	64	1,185	2,734
Amortization of deferred sales commissions	1,034	991	1,153	1,155	1,423
Stock-based compensation expense	4,416	3,589	6,768	7,659	5,823

Adjusted EBITDA	$8,333	$8,409	$19,553	$28,389	$40,783

(2)	The table below sets forth a reconciliation of net income (loss) to Adjusted Net Income and Adjusted Earnings Per Share based on our historical results:

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data, unaudited)
Net income (loss)	$(1,804)	$(3,614)	$5,689	$63,575	$15,145
Stock-based compensation expense, net of tax(1)	2,729	2,218	4,183	4,733	3,598
Withdrawn offering expense	—	3,031	—	—	—
Income tax benefit from release of valuation allowance	—	—	—	(50,242)	(160)

Adjusted Net Income	$925	$1,635	$9,872	$18,066	$18,583

Non-GAAP Adjusted Earnings Per Share	$0.02	$0.04	$0.23	$0.39	$0.38

Shares of common stock outstanding	40,047	40,448	40,807	41,601	44,820
Dilutive restricted stock and stock options	3,167	3,462	2,052	4,831	4,587

Non-GAAP adjusted common shares outstanding	43,214	43,910	42,859	46,432	49,407

(1)	For the calculation of Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to stock-based compensation for all periods presented.

	As of December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,015	$14,857	$20,713	$114,937	$145,002
Working capital	$16,390	$2,490	$16,562	$124,970	$162,341
Total assets	$42,108	$42,302	$58,352	$217,616	$254,443
Bank borrowings and note payable	$10,000	$13,500	$8,055	$—	$—
Total liabilities	$30,594	$31,033	$34,086	$32,396	$34,883
Total stockholders’ equity	$11,514	$11,269	$24,266	$185,220	$219,560

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

Revenue

We generate revenue primarily from management fees on Assets Under Management, or AUM, as well as from platform fees, by providing portfolio management services, investment advice and retirement income services to plan participants of employer-sponsored retirement plans. We maintain two types of relationships with retirement plan providers. In direct advisory relationships, we are the primary advisor and a plan fiduciary. In subadvisory relationships, the plan provider is the primary advisor and plan fiduciary, and we act in a subadvisory capacity.

Professional Management

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

The arrangement generally provides for member fees based on the value of assets we manage for plan participants and is generally payable quarterly in arrears. Prior to October 1, 2010, our professional management revenue was generally the product of member fee rates and the value of AUM at or near the end of each quarter. Effective October 1, 2010, we changed our method of calculating fees for substantially all members with which we have a direct advisory relationship from quarterly to monthly, thereby calculating fees as the product of member fee rates and the value of AUM at or near the end of each month for members. As a result, the majority of our member fees across both advisory and subadvisory relationships are calculated on a monthly basis. In general, we expect this methodology to reduce the impact of financial market volatility on our professional management revenue, although this methodology may result in lower member fees if the financial markets are down when member fees are calculated, even if the market had performed well earlier in the month or the quarter.

Pursuant to the contracts with our members, we calculate our member fees based on the asset amounts in these files as received directly from the plan providers, with no judgments or estimates on our part. None of our member fees are based on investment performance or other incentive arrangements. Our fees generally are based on AUM, which is influenced by market performance. Our fees are not based on a share of the capital gains or appreciation in a member’s account. In some cases, our member fees may adjust downward based on overall participant or AUM enrollment performance milestones over time. Our member fees are determined by the value of the assets in the member’s account at the specified dates and are recognized as the services are performed.

Historically, we have seen an increase in professional management revenue in the fourth quarter due to the fee structure with one of our plan providers, under which we recognize the difference between earned revenue and annual minimum contractual revenue in the fourth quarter. Effective January 2012, we no longer expect to see this fourth quarter trend as the fee structure for this particular plan provider has been renegotiated to provide an earned revenue fee structure that eliminates the annual minimum contractual revenue provision. As a result, the earned revenue from this plan provider could vary substantially with market performance and net enrollment, as is the case with professional management revenue from our other plan providers. Exclusive of these factors, we expect the revised contract will result in comparable economics to the prior arrangement without the exaggerated seasonality.

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

AUC is defined as the amount of assets in retirement plans under contract for which the Professional Management service has been made available to eligible participants. Our AUC and eligible participants do not include assets or participants in plans where we have signed contracts but for which we have not yet made the Professional Management service available. Eligible participants and assets under contract are reported by plan providers with varying frequency and at different points in time, and is not always updated or marked to market. If markets have declined since the reporting date, or if assets have left the plan, our AUC may be overstated. If markets have risen since the reporting date, or if assets have been added to the plan, our AUC may be understated. Some plan participants may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the plan participant. Certain securities within a plan participant’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. In both of these circumstances, assets of the relevant participants may be included in AUC but cannot be converted to AUM. We believe that AUC can be a useful indicator of the additional plan assets available for enrollment efforts that, if successful, would result in these assets becoming AUM. We believe that total eligible participants provides a useful approximation of the number of participants available for enrollment into the Professional Management service.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

All plans as of December 31, 2011	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
Professional Management available	9.9%	10.2%
Professional Management available 14 months or more	11.4%	11.4%
Professional Management available 26 months or more	12.3%	12.6%

(1)

We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with volatility as significant as the three months ended December 31, 2011 and particularly when the volatility occurs at the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. Therefore, for the three months ended December 31, 2011, we have performed a calculation to estimate the marked-to-market asset enrollment rate as of December 31, 2011, which we believe was closer to approximately 10.0% where Professional Management is available, approximately 11.2% where Professional Management has been available for 14 months or more and approximately 12.4% where Professional Management has been available for 26 months or more.

As of December 31, 2011, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	4%
Bonds	26%
Domestic Equity	48%
International Equity	22%

Total	100%

We estimate the aggregate percentage of equity exposures have ranged from a low of approximately 56% to a high of approximately 78% since we began managing assets on a discretionary basis in September 2004. These percentages can be affected by the asset exposures of the overall market portfolio, the demographics of our member population including the adoption of Income+, the number of members who have told us that they want to assume greater or lesser investment risk, and, to a lesser extent given the amount of assets we have under management, the proportion of our members for whom we have completed the transition from their initial portfolio.

Changes in AUM

The following table illustrates changes in our AUM from over the last four quarters:

	Q1’11	Q2’11	Q3’11	Q4’11
	(In billions)
AUM, beginning of period	$37.7	$41.0	$43.8	$42.0
AUM from net enrollment(1)	1.1	2.5	1.8	2.2
Other(2)(3)	2.2	0.3	(3.6)	3.3

AUM, end of period	$41.0	$43.8	$42.0	$47.5

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

(3)

Contributions are estimated each quarter from annual contribution rates based on data received from plan providers. Contributions are estimated to have been approximately $0.6 billion in Q1’11, $0.7 billion in Q2’11, $0.7 billion in Q3’11 and $0.8 billion in Q4’11. These amounts are included in the Other line item in the above table.

Our AUM increases or decreases based on several factors. AUM can increase due to market performance, by the addition of new assets as participants enroll into our Professional Management service, both at existing sponsors as well as at new sponsors where the services have been made available, and by the addition of new assets from employee and employer contributions into their 401(k) accounts. AUM can decrease due to market performance and by the reduction of assets as a result of members terminating their membership, members rolling their assets out of the retirement plan, and sponsors canceling the Professional Management service. Historically, member cancellation rates have typically increased during periods where there has been a significant decline in stock market performance and, in addition, member cancellation rates are typically the highest in the three months immediately following the completion of a given promotional campaign.

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

Platform.    We derive platform revenue from recurring, subscription-based platform fees for access to either our full suite of services, including Professional Management, Online Advice service, and Retirement Evaluation, or to our Online Advice service only, and to a lesser extent, from setup fees. Online Advice is a nondiscretionary

Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the employer sponsored retirement plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure. Platform revenue is generally paid annually in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over the estimated average life of sponsor relationships, which is estimated for accounting purposes to be five years.

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

Other costs and expenses include the costs of fees paid to plan providers related to the exchange of plan and plan participant data as well as implementing our transaction instructions for member accounts, marketing materials and postage, and amortization and depreciation for hardware and software purchases and support. We anticipate granting equity awards to board members and certain of our employees each year that may result in significant non-cash stock-based compensation expense.

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue.     Cost of revenue includes fees paid to plan providers for connectivity to plan and plan participant data, printed materials fulfillment costs for certain subadvisory relationships for which a portion are reimbursed, printed member materials, and employee-related costs for technical operations, implementations, operations, advisor call center operations and portfolio management. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, and purchased materials. Costs for connectivity to plan and plan participant data are expected to increase proportionally with our professional management revenue, as well as by contractual increases in plan provider fees as a result of achieving certain milestones. The expenses included in cost of revenue are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our statements of income. Amortization of internal use software, a portion of which relates to our cost of revenue, is not included in cost of revenue but is reflected as a separate line item in our statement of income. Due to a revised agreement with one of our subadvised plan providers, we expect our subadvised printed materials expenses to increase starting in approximately mid-2012.

Research and Development.     Research and development expense includes costs associated with defining and specifying new features and ongoing enhancement to our Advice Engines and other aspects of our service offerings, financial research, quality assurance, related administration and other costs that do not qualify for capitalization. Costs in this area are related primarily to employee compensation for our investment research, product development and engineering personnel and associated expenses and, to a lesser extent, external consulting expenses, which relate primarily to support and maintenance of our existing services.

Sales and Marketing.     Sales and marketing expense includes costs associated with plan provider and plan sponsor relationship management, plan provider and plan sponsor marketing, direct sales, product marketing, public relations and printing of and postage for marketing materials for direct advisory relationships including amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs.

General and Administrative.    General and administrative expense includes costs for finance, accounting, legal, compliance and administration. Costs in this area include employee compensation and related expenses and fees for consulting and professional services. We have incurred and we expect that we will continue to incur additional expenses as a result of becoming a public company for, among other things, SEC reporting and compliance, including compliance with the Sarbanes-Oxley Act of 2002, director fees, insurance, and other similar expenses.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which requires us to make judgments, assumptions and estimates that affect the amounts reported. We have established policies and control procedures which seek to ensure that estimates and assumptions are appropriately governed and applied consistently from period to period. However, actual results could differ from our assumptions and estimates, and such differences could be material.

We believe that the following accounting estimates are the most critical to fully understand and evaluate our reported financial results, as they require our most subjective or complex management judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain and unpredictable.

Direct Response Advertising.    Effective July 1, 2009, we commenced capitalization of advertising costs associated with direct advisory Active Enrollment campaigns, which caused a significant amount of costs to be capitalized for the years ended December 31, 2009, 2010 and 2011. Our advertising costs consist primarily of print materials associated with new member solicitations. Advertising costs that do not qualify as direct response advertising are expensed to sales and marketing at the first time the advertisement takes place. Effective July 1, 2009, we commenced capitalization of advertising costs associated with direct advisory Active Enrollment campaigns on a prospective basis as it was then determined that we had sufficient and verifiable historical patterns over a reasonable period to demonstrate probable future benefits of such campaigns.

Direct response advertising costs are capitalized only if the primary purpose of the advertising is to elicit sales to customers who could be shown to have responded specifically to the advertising and the direct response advertising results in probable future benefits. Advertising costs relating to Passive Enrollment campaigns and other general marketing materials sent to participants do not qualify as direct response advertising and are expensed to sales and marketing in the period the advertising activities first take place. Print fulfillment costs relating to subadvisory campaigns do not qualify as direct response advertising and are expensed to cost of revenue in the period in which the expenses were incurred. Advertising costs associated with direct advisory Active Enrollment campaigns that result in probable future benefits qualify for capitalization as direct response advertising. The capitalized costs are amortized over the period over which the future benefits are expected to be received. Because of how we earn revenue from our Professional Management service, demonstrating that the direct response advertising related to our direct advisory Active Enrollment campaigns results in probable future benefits requires us to make several assumptions about the average period of probable future benefits, the gross revenue we will earn and costs we will incur as a result of each campaign.

We have developed forecasting methodologies that have a degree of reliability sufficient to reasonably estimate the future gross revenue stream associated with a given campaign. The significant estimates and judgments we use in our forecasting methodologies include average period of probable future benefits, change in AUM due to market performance, AUM cancellation rates, net contribution rates and estimated enrollment results for campaigns that have not yet been completed. We have estimated our period of probable future benefits by considering both the historical retention rate of our members while not exceeding the number of years over which we can accurately forecast future net revenues. The change in AUM due to market performance is an estimate of future stock market performance and its estimated relative effect on our AUM. AUM cancellation rate is defined as the rate at which assets will cancel out of the Professional Management program due to voluntary member terminations. A voluntary member termination is when a member contacts Financial Engines and terminates his or her membership in the Professional Management service. Involuntary cancellations (such as sponsor and employee terminations or rollovers) are captured in the net contribution rate. Net contribution rate is defined as the net amount assets will increase as a result of new contributions in to the 401(k) plan less the amount assets will decrease as a result of disbursements from the 401(k) plan, as a result of involuntary cancellations. We have estimated AUM cancellation and contribution rates by analyzing their respective historical rates. We currently have assumed a probable period of future benefits of three years, no change in AUM due to market performance and a zero net contribution rate for the purpose of calculating estimated gross revenue. The realizability of the amounts of direct response advertising reported as assets are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising.

At December 31, 2011, $8.9 million of advertising costs associated with direct advisory active choice enrollment campaigns were reported as assets. During the years ended December 31, 2009, 2010 and 2011, we capitalized $1.5 million, $4.4 million and $7.0 million, respectively, of direct response advertising costs. Advertising expense was $2.2 million, $2.0 million and $3.6 million for the years ended December 31, 2009, 2010 and 2011, respectively, of which direct advisory Active Enrollment campaign expense was $2.0 million, $1.4 million and $2.1 million, respectively. During the years ended December 31, 2009, 2010 and 2011, impairments to direct response advertising were immaterial.

The table below evaluates the sensitivity of two of our most significant estimates, namely average period of probable future benefits and assumed change in our AUM due to market performance, on the realizability of net capitalized direct response advertising costs as of December 31, 2011. This sensitivity analysis considered all historic and current year campaigns with a net capitalized balance as of December 31, 2011 under our current assumptions of a three-year average period of probable future benefits and 0% change in AUM due to market performance per year. The sensitivity table indicates the additional expense charges that would have been recorded as of December 31, 2011 if, effective January 1, 2011, we had assumed different levels of change in AUM due to market performance and assumed an estimated period of probable benefits other than 3 years.

Direct Response Advertising Sensitivity Analysis Additional Expense (Impairments) to be Recognized

	Assumed Change in AUM due to Market Performance(1) (Per year)
	–20%	–10%	0%	8%
Average Period of Probable Future Benefits:
1 year	$5,211	$5,003	$4,796	$4,619
2 years	1,153	879	709	584
3 years	267	105	—	—
4 years	144	16	—	—
5 years	138	15	—	—

(1)

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

Prior to September 30, 2010, we maintained a full valuation allowance for our net deferred tax assets, since the likelihood of the realization of those assets had not become “more likely than not”. We continually evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets, including scheduling of deferred tax liabilities and projected income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance. Effective September 30, 2010, we believed that sufficient positive evidence existed from historical operations and future income projections to conclude that it was more likely than not to fully realize our federal deferred tax assets and to partially realize our state of California deferred tax assets. Therefore, we released valuation allowances of $55.4 million during the year ended December 31, 2010. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $2.0 million relating to the state of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

As of December 31, 2011, we had net operating loss carryforwards for federal and state income tax purposes of approximately $101.3 million and $57.0 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2028.

As of December 31, 2011, approximately $62.4 million of the net operating losses will benefit additional paid in capital when realized. As of December 31, 2011, we also had research credit carryforwards for federal and state of California income tax purposes of approximately $2.9 million and $1.6 million, respectively, available to reduce future income taxes, which are based on estimates of future realizability. The federal research credit carryforwards expire through 2031. The state of California research credit carries forward indefinitely.

All tax years since inception are open and may be subject to examination in one or more jurisdictions.

Stock-Based Compensation.     Stock-based compensation for stock option awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The determination of the fair value of stock-based option awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends over the expected term of the awards.

	Year Ended December 31,
	2009	2010	2011
Expected life in years	6	6	6
Risk-free interest rate	2.62%	2.60%	1.72%
Volatility	53%	51%	47%
Dividend yield	—	—	—

We use the “simplified” method in developing an estimate of expected term of stock options as we expect our employee exercise behavior to change resulting from our initial public offering. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We estimate expected volatility based on a combination of the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2011

	Year Ended December 31,		Year Ended December 31,		Increase (Decrease)
	2010	2011	2010	2011	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	71%	75%	$79,137	$108,215	$29,078	37%
Platform	26	23	29,717	32,891	3,174	11
Other	3	2	2,918	2,979	61	2

Total revenue	100	100	111,772	144,085	32,313	29
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	34	35	37,599	49,717	12,118	32
Research and development	17	15	19,343	21,182	1,839	10
Sales and marketing	24	21	26,403	30,710	4,307	16
General and administrative	10	9	11,644	13,518	1,874	16
Amortization of internal use software	3	4	3,912	5,923	2,011	51

Total costs and expenses	88	84	98,901	121,050	22,149	22

Income from operations	12	16	12,871	23,035	10,164	79
Interest income (expense)	—	—	(25)	10	35	n/a

Income before income tax expense	12	16	12,846	23,045	10,199	79
Income tax expense (benefit)	(45)	5	(50,729)	7,900	58,629	n/a

Net income	57%	11%	$63,575	$15,145	$(48,430)	(76)%

Revenue

Total revenue increased $32.3 million, or 29%, from $111.8 million for the year ended December 31, 2010 to $144.1 million for the year ended December 31, 2011. The increase was due primarily to growth in professional management revenue of $29.1 million. Professional management revenue and platform revenue comprised 75% and 23%, respectively, of total revenue for the year ended December 31, 2011.

Professional Management Revenue

Professional management revenue increased $29.1 million, or 37%, from $79.1 million for the year ended December 31, 2010 to $108.2 million for the year ended December 31, 2011. The increase was due primarily to an increase in the average AUM used to calculate fees from approximately $32.8 billion for the year ended December 31, 2010 to approximately $43.2 billion for the year ended December 31, 2011. This increase in AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as market appreciation and contributions. Effective October 1, 2010, we changed our method of calculating fees for substantially all members with which we have a direct advisory relationship from quarterly to monthly, thereby calculating fees as the product of member fee rates and the value of AUM at or near the end of each month for members.

Effective January 2012, due to a revised agreement with one of our subadvised plan providers, an annual minimum contractual revenue provision has been eliminated which historically resulted in an increase in professional management revenue in the fourth quarter. As a result, the earned revenue from this plan provider could vary substantially with market performance and net enrollment, as is the case with professional management revenue from our other plan providers. Exclusive of these factors, we expect the revised contract will result in comparable economics to the prior arrangement without the exaggerated seasonality in the fourth quarter.

Platform Revenue

Platform revenue increased approximately $3.2 million, or 11%, from $29.7 million for the year ended December 31, 2010 to $32.9 million for the year ended December 31, 2011. This increase was due primarily to increased platform fee revenue resulting from service availability at new sponsors.

Costs and Expenses

Costs and expenses increased $22.1 million, or 22%, from $98.9 million for the year ended December 31, 2010 to $121.1 million for the year ended December 31, 2011. This increase was due to a $12.1 million increase in cost of revenue, exclusive of amortization of internal use software, a $1.8 million increase in research and development expense, a $4.3 million increase in sales and marketing expense, a $1.9 million increase in general and administrative expense and a $2.0 million increase in amortization of internal use software for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Across functional areas, wages, benefits and payroll taxes increased for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to headcount growth and annual compensation increases effective April 1, 2011. Cash incentive compensation expenses decreased due to achieving higher incentive thresholds for the year ended December 31, 2010 compared to the year ended December 31, 2011, which was offset by increased headcount and compensation increases. Stock based compensation expense decreased due to the effect of our graded-vesting attribution method which resulted in declining expenses in later periods for stock options granted in the years ended December 31, 2008 and 2009.

We expect wages, benefits and payroll taxes to continue to increase for the year ended December 31, 2012 due to planned headcount growth and annual compensation increases. We granted equity awards with an aggregate value of $10.9 million to certain of our existing employees in mid-November 2011 and we will recognize compensation expense under the graded-vesting attribution method over a four year vesting period, which will result in a greater amount of compensation costs recognized in earlier periods of the grants with declining amounts recognized in later periods. We estimate these equity grants will incur approximately $4.9 million of non-cash stock-based compensation expense, net of estimated forfeitures, for the year ended December 31, 2012, which is in addition to the amortization of both previously and subsequently granted stock options, including options expected to be granted in 2012, under the accelerated expense method. We plan to continue to grant equity awards during the fiscal year 2012 to board members, certain of our existing employees and new employees.

In order to accommodate the growth of our employee base, we entered into a lease contract in October 2011 for a new headquarters’ facilities space in Sunnyvale, California with an estimated relocation date in mid-2012. The lease term is for eight years and expires in May 2020, with an option to extend the lease term for 5 years at fair market rent. We estimate that this new lease will incur facilities related expense of approximately $1.7 million and depreciation expense of approximately $0.4 million for the year ended December 31, 2012. Our current headquarters’ facility lease terminates in August 2012.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $12.1 million, or 32%, from $37.6 million for the year ended December 31, 2010 to $49.7 million for the year ended December 31, 2011. This increase was due primarily to an increase of $9.5 million in fees paid to plan providers for connectivity to plan and plan participant data resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones for the year ended

December 31, 2011 compared to the year ended December 31, 2010. In addition, wages, benefits and payroll taxes, and related overhead expenses for the year ended December 31, 2011 increased $1.6 million. These increases were offset by a decrease in cash incentive and stock-based compensation expenses of $0.5 million and $0.3 million, respectively, for the year ended December 31, 2011. There was also an increase in printed marketing materials for subadvisory relationships and printed member materials of $1.6 million, as well as an increase in equipment expenses of $0.2 million for the year ended December 31, 2011. As a percentage of revenue, cost of revenue increased from 34% for the year ended December 31, 2010 to 35% for the year ended December 31, 2011 due primarily to an increase in fees paid to plan providers for connectivity to plan and plan participant data and an increase in subadvisory campaign printed materials costs of which a portion is reimbursed by the applicable plan provider and classified as other revenue.

Given significant growth in AUM in recent years, as well as AUM projections for 2012, which include certain assumptions for market and enrollment performance, we expect a few plan providers will achieve AUM based milestones in 2012. These AUM milestone achievements are expected to result in an increase in our fees paid to those plan providers for connectivity to plan and plan participant data. We expect these increases, combined with a revised agreement with one of our subadvised plan providers in which we will be incurring a greater portion of the printed materials costs, and the increase in stock-based compensation expense as described above, will likely modestly increase cost of revenue, as a percentage of revenue, for the year ended December 31, 2012.

Research and Development

Research and development expense increased $1.8 million, or 10%, from $19.3 million for the year ended December 31, 2010 to $21.2 million for the year ended December 31, 2011. There was a $2.2 million increase in wages, benefits and payroll taxes, and related overhead expenses for the year ended December 31, 2011 compared to the year ended December 31, offset by a decrease in stock-based compensation and cash incentive expense of $0.9 million and $0.5 for the year ended December 31, 2011, respectively. In addition, there was a decrease in the capitalization of internal use software of $0.7 million and an increase in recruiting and equipment expenses totaling $0.3 million for the year ended December 31, 2011. As a percentage of revenue, research and development expense decreased from 17% for the year ended December 31, 2010 to 15% for the year ended December 31, 2011. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $4.3 million, or 16%, from $26.4 million for the year ended December 31, 2010 to $30.7 million for the year ended December 31, 2011. There was a $2.3 million increase in advisory printed enrollment materials expense for the year ended December 31, 2011 compared to the year ended December 31, 2010. Additionally, there was a $2.2 million increase in wages, benefits and payroll taxes, and related overhead expenses for the year ended December 31, 2011, as well as a $0.2 million increase in amortized commission expense, offset by a decrease in cash incentive and stock-based compensation expense of $0.6 million and $0.6 million, respectively. There also was a $0.4 million increase in marketing expenses, including creative development and other general marketing efforts, as well as an increase in consulting, facilities and travel expenses of $0.4 million for the year ended December 31, 2011. As a percentage of revenue, sales and marketing expense decreased from 24% for the year ended December 31, 2010 to 21% for the year ended December 31, 2011. The decrease as a percentage of revenue was primarily due to slower increase in employee-related expenses relative to the increase in revenue during the same period.

General and Administrative

General and administrative expense increased $1.9 million, or 16%, from $11.6 million for the year ended December 31, 2010 to $13.5 million for the year ended December 31, 2011. This increase was due primarily to an increase in costs related to supporting operations as a public company, including audit, legal and insurance expenses of $1.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. In addition, wages, and benefits and payroll taxes expense for the year ended December 31, 2011 was $0.9 million higher than for the year ended December 31, 2010, offset by a decrease in stock-based compensation and cash incentive expense of $0.3 million and $0.1 million, respectively, as well as a decrease in related overhead expenses of $0.7 million due to general and administrative headcount growing at a slower rate than other functional areas. There was also an increase of $0.5 million for recruiting, operations and consulting expenses as well as a $0.3 million increase in equipment expenses for the year ended December 31, 2011. As a percentage of revenue, general and administrative expense decreased from 10% for the year ended December 31, 2010 to 9% for the year ended December 31, 2011.

Amortization of Internal Use Software

Amortization of internal use software increased $2.0 million, or 51%, from $3.9 million for the year ended December 31, 2010 to $5.9 million for the year ended December 31, 2011 due to the amortization of higher capitalized costs caused by an increase in development hours required for recently completed projects compared to projects in prior years.

Income Taxes

Income tax expense increased from a $50.7 million income tax benefit for the year ended December 31, 2010, which included a $55.4 million income tax benefit related to the release of valuation allowances, offset by a $4.7 million income tax expense, to a $7.9 million income tax expense for the year ended December 31, 2011. Our effective tax rates were (4)%, excluding the effect of the release of valuation allowances, and 34% for the year ended December 31, 2010 and 2011, respectively. As a result of releasing a significant portion of our valuation allowance in 2010, our effective tax rate increased to a more normalized rate for the year ended December 31, 2011, and we expect to see an effective tax rate of approximately 38%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

Prior to September 30, 2010, a full valuation allowance was maintained for our net deferred tax assets since the likelihood of the realization of those assets had not become “more likely than not”. In the third quarter of 2010, we concluded that sufficient positive evidence existed from historical operations and future projections that it was more likely than not to fully realize the federal deferred tax assets and to partially realize the State of California deferred tax assets, and therefore released all of the federal valuation allowances and a portion of the State of California valuation allowances. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $2.0 million as of December 31, 2011 relating to net operating losses for the State of California as it is not more likely than not to realize these assets prior to their expiration.

Comparison of the Years Ended December 31, 2009 and 2010

	Year Ended December 31,		Year Ended December 31,		Increase (Decrease)
	2009	2010	2009	2010	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	62%	71%	$52,579	$79,137	$26,558	51%
Platform	35	26	30,048	29,717	(331)	(1)
Other	3	3	2,355	2,918	563	24

Total revenue	100	100	84,982	111,772	26,790	32
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	35	34	29,573	37,599	8,026	27
Research and development	18	17	15,618	19,343	3,725	24
Sales and marketing	27	24	22,515	26,403	3,888	17
General and administrative	9	10	7,679	11,644	3,965	52
Amortization of internal use software	3	3	2,813	3,912	1,099	39

Total costs and expenses	92	88	78,198	98,901	20,703	26

Income from operations	8	12	6,784	12,871	6,087	90
Interest income (expense)	—	—	(261)	(25)	236	(90)

Income before income tax expense	8	12	6,523	12,846	6,323	97
Income tax expense (benefit)	1	(45)	834	(50,729)	(51,563)	n/a

Net income	7%	57%	$5,689	$63,575	$57,886	1,018%

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

Costs and Expenses

Costs and expenses increased $20.7 million, or 26%, from $78.2 million for the year ended December 31, 2009 to $98.9 million for the year ended December 31, 2010. This increase was due to a $8.0 million increase in cost of revenue, exclusive of amortization of internal use software, a $3.7 million increase in research and development expense, a $3.9 million increase in sales and marketing expense, a $4.0 million increase in general and administrative expense and a $1.1 million increase in amortization of internal use software for the year ended December 31, 2010 compared to the year ended December 31, 2009.

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

Sales and Marketing

Sales and marketing expense increased $3.9 million, or 17%, from $22.5 million for the year ended December 31, 2009 to $26.4 million for the year ended December 31, 2010. This increase was due primarily to headcount growth and annual compensation increases effective April 1, 2010 which resulted in higher cash incentive compensation expense of $2.1 million, wages expense of $1.4 million, benefits and payroll tax expenses of $0.7 million, and other employee related expenses of $0.4 million, offset by a decrease in commission expense of $0.4 million for the year ended December 31, 2010. There were also increases in non-direct response advertising printed marketing materials of $0.8 million as well as other operating expenses, such as marketing programs and travel, of $0.6 million, offset by an increase in direct response advertising capitalization, net of amortization, of $1.7 million. As a percentage of revenue, sales and marketing expense decreased from 27% for the year ended December 31, 2009 to 24% for the year ended December 31, 2010. The decrease as a percentage of revenue was due primarily to the capitalization of direct response advertising costs which commenced on July 1, 2009 causing a partial year of net capitalization for the year ended December 31, 2009 compared to a full year for the year ended December 31, 2010.

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

Income Taxes

Income tax expense decreased $51.6 million from a $0.8 million income tax expense for the year ended December 31, 2009 to a $50.7 million income tax benefit for the year ended December 31, 2010, due primarily to release of valuation allowances of $55.4 million, offset by income tax expense of $4.7 million on current year income for the year ended December 31, 2010.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly condensed consolidated statements of income data for the eight quarters ended December 31, 2011. The data have been prepared on the same basis as the audited consolidated financial statements and related notes and you should read the following tables together with such financial statements. The quarterly results of operations include all necessary adjustments, consisting of only normal recurring adjustments that we consider necessary for a fair presentation of this data. Results of interim periods are not necessarily indicative of results for the entire year and are not necessarily indicative of future results.

Our professional management revenue generally increased sequentially in each of the quarters presented as a result of AUM growth driven primarily by net new enrollment resulting from marketing campaigns and other ongoing member acquisitions, market appreciation and contributions. Professional management revenue decreased in the first quarter of 2011 compared to the prior quarter, due primarily to the fee structure with one of our plan providers under which we recognize the difference between earned revenue and minimum contractual revenue in the fourth quarter. Effective January 2012, we no longer expect to see this fourth quarter trend as the fee structure for this particular plan provider has been renegotiated to provide an earned revenue fee structure that eliminates the annual minimum contractual revenue provision. Platform revenue has generally increased quarter over quarter as a result of new business.

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

	For the Three Months Ended
Condensed Consolidated Statements of Income (Loss) Data:	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(In thousands, except per share data, unaudited)
Revenue:
Professional management	$16,611	$17,842	$19,927	$24,757	$23,893	$26,508	$26,305	$31,509
Platform	7,177	7,186	7,659	7,695	7,738	8,021	8,299	8,833
Other	556	544	1,176	642	650	743	1,054	532

Total revenue	24,344	25,572	28,762	33,094	32,281	35,272	35,658	40,874

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	8,470	8,728	10,189	10,212	11,622	12,265	12,924	12,906
Research and development	4,470	4,990	4,678	5,205	5,175	5,371	5,098	5,538
Sales and marketing	6,290	6,582	6,862	6,669	7,076	7,800	7,436	8,398
General and administrative	2,599	2,850	2,849	3,346	3,311	3,140	3,404	3,663
Amortization of internal use software	728	992	974	1,218	1,287	1,481	1,508	1,647

Total costs and expenses	22,557	24,142	25,552	26,650	28,471	30,057	30,370	32,152

Income from operations	1,787	1,430	3,210	6,444	3,810	5,215	5,288	8,722
Interest income (expense)	(72)	(43)	29	61	2	1	(1)	8

Income before income taxes	1,715	1,387	3,239	6,505	3,812	5,216	5,287	8,730
Income tax expense (benefit)	123	105	(50,172)	(785)	1,248	1,761	1,933	2,958

Net income	1,592	1,282	53,411	7,290	2,564	3,455	3,354	5,772

Less: Stock dividend	5,480	—	—	—	—	—	—	—

Net income (loss) attributable to holders of common stock	$(3,888)	$1,282	$53,411	$7,290	$2,564	$3,455	$3,354	$5,772

Net income (loss) per share attributable to holders of common stock
Basic	$(0.25)	$0.03	$1.30	$0.17	$0.06	$0.08	$0.07	$0.13
Diluted	$(0.25)	$0.03	$1.15	$0.15	$0.05	$0.07	$0.07	$0.12
Non-GAAP Financial Data:
Adjusted EBITDA(1)	$5,339	$5,237	$7,106	$10,707	$7,606	$9,418	$9,720	$14,038
Adjusted Net Income(2)	$2,789	$2,486	$4,740	$8,051	$3,369	$4,236	$4,191	$6,787
Adjusted Earnings Per Share(2)	$0.06	$0.05	$0.10	$0.17	$0.07	$0.09	$0.08	$0.14

(1)	The table below sets forth a reconciliation of net income to Adjusted EBITDA based on our historical results:

	For the Three Months Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(In thousands, unaudited)
Net income	$1,592	$1,282	$53,411	$7,290	$2,564	$3,455	$3,354	$5,772
Interest expense (income)	72	43	(29)	(61)	(2)	(1)	1	(8)
Income tax expense (benefit)	123	105	(50,172)	(785)	1,248	1,761	1,933	2,958
Depreciation	438	431	481	466	488	550	570	583
Amortization of internal use software	696	940	921	1,146	1,211	1,397	1,419	1,550
Amortization of direct response advertising	162	228	307	488	496	652	721	865
Amortization of deferred sales commissions	319	260	274	302	299	340	367	417
Stock-based compensation expense	1,937	1,948	1,913	1,861	1,303	1,264	1,355	1,901

Adjusted EBITDA	$5,339	$5,237	$7,106	$10,707	$7,607	$9,418	$9,720	$14,038

(2)	The table below sets forth a reconciliation of net income to Adjusted Net Income and Adjusted Earnings Per Share based on our historical results:

	For the Three Months Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(In thousands, except per share data, unaudited)
Net income	$1,592	$1,282	$53,411	$7,290	$2,564	$3,455	$3,354	$5,772
Stock-based compensation expense, net of tax(1)	1,197	1,204	1,182	1,150	805	781	837	1,175
Income tax benefit from release of valuation allowance	—	—	(49,853)	(389)	—	—	—	(160)

Adjusted Net Income	$2,789	$2,486	$4,740	$8,051	$3,369	$4,236	$4,191	$6,787

Non-GAAP Adjusted Earnings Per Share	$0.06	$0.05	$0.10	$0.17	$0.07	$0.09	$0.08	$0.14
Shares of common stock outstanding	41,130	41,326	41,512	42,337	43,720	44,700	45,237	45,596
Dilutive restricted stock and stock options	3,680	5,410	5,051	5,181	5,372	4,839	4,182	3,954

Non-GAAP adjusted common shares outstanding	44,810	46,736	46,563	47,518	49,092	49,539	49,419	49,550

(1)	For the calculation of Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to stock-based compensation for all periods presented.

Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA represents net income before net interest expense (income), income tax expense (benefit), depreciation, amortization of internal use software, amortization of direct response advertising, amortization of deferred sales commissions and amortization of stock-based compensation. Adjusted Net Income represents net income before stock-based compensation expense, net of tax and certain other items such as the income tax benefit from the release of valuation allowances. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average of dilutive common share equivalents outstanding. For all periods prior to fiscal year 2011, the dilutive common share equivalents outstanding also include on a non-weighted basis the conversion of all preferred stock to common stock, the shares associated with the stock dividend and the shares sold in the initial public offering. This differs from the weighted average diluted shares outstanding used for purposes of calculating GAAP earnings per share.

Our management uses Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as measures of operating performance, for planning purposes (including the preparation of annual budgets), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance. Adjusted EBITDA, among other factors, was used for the year ended December 31, 2011 and will be used for the year ended December 31, 2012 when determining cash incentive compensation for employees, including management.

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

Given the limitations associated with using Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share, these financial measures should be considered in conjunction with our financial statements presented in accordance with GAAP and the reconciliation of Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share to the most directly comparable GAAP measure, net income. Further, management also reviews GAAP measures and evaluates individual measures that are not included in Adjusted EBITDA, such as our level of capital expenditures, equity issuance and interest expense, among other measures.

The table below sets forth a reconciliation of net income to Non-GAAP Adjusted EBITDA based on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted EBITDA	2009	2010	2011
	(In thousands, unaudited)
Net income	$5,689	$63,575	$15,145
Interest expense (income)	605	25	(10)
Income tax expense (benefit)	834	(50,729)	7,900
Depreciation	1,729	1,816	2,191
Amortization of internal use software	2,711	3,703	5,577
Amortization and impairment of direct response advertising	64	1,185	2,734
Amortization of deferred sales commissions	1,153	1,155	1,423
Stock-based compensation	6,768	7,659	5,823

Non-GAAP Adjusted EBITDA	$19,553	$28,389	$40,783

The table below sets forth a reconciliation of net income to Adjusted Net Income and Adjusted Earnings Per Share on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted Net Income	2009	2010	2011
	(In thousands, except per share data,
Net income	$5,689	$63,575	$15,145
Stock-based compensation, net of tax(1)	4,183	4,733	3,598
Income tax benefit from release of valuation allowance	—	(50,242)	(160)

Non-GAAP Adjusted Net Income	$9,872	$18,066	$18,583

Non-GAAP Adjusted Earnings Per Share	$0.23	$0.39	$0.38

Shares of common stock outstanding	40,807	41,601	44,820
Dilutive restricted stock and stock options	2,052	4,831	4,587

Non-GAAP adjusted common shares outstanding	42,859	46,432	49,407

(1)	For the calculation of Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to stock-based compensation for all periods presented.

Liquidity and Capital Resources

Sources of Liquidity

Over the next 12 months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources which consists of cash generated from our initial public offering and ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. At December 31, 2011, we had total cash and cash equivalents of $145.0 million, compared to $114.9 million at December 31, 2010.

Cash Flows

The following table presents information regarding our cash flows, cash and cash equivalents for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Net cash provided by operating activities	$17,057	$21,580	$25,163
Net cash used in investing activities	$(5,849)	$(9,171)	$(8,505)
Net cash provided by (used in) financing activities	$(5,352)	$81,815	$13,407
Net increase in cash and cash equivalents	$5,856	$94,224	$30,065
Cash and cash equivalents, end of year	$20,713	$114,937	$145,002

Comparison of the Years Ended December 31, 2010 and 2011

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 was $25.2 million compared to net cash provided by operating activities of $21.6 million for the year ended December 31, 2010. Net cash provided by operating activities was a result of a net income of $15.1 million for the year ended December 31, 2011, compared to net income of $63.6 million for the year ended December 31, 2010, plus adjustments for non-cash expenses. These non-cash adjustments include $5.8 million in amortization of stock-based compensation expense, $5.6 million in amortization of internal use software, $2.2 million of depreciation expense, $2.7 million in amortization of direct response advertising expense, $1.4 million in amortization of deferred commissions, a $6.5 million decrease in deferred tax assets due to utilization of net operating loss carryforwards, a $3.4 million increase in accounts payable and a $2.3 million increase in deferred revenue offset by a $7.0 million increase in capitalization of direct response advertising costs due primarily to increased campaign volume as a result of an increase in the number of advised, active choice Professional Management sponsors, a $6.7 million increase in accounts receivable due primarily to growth in member fees, a $3.0 million increase in other assets primarily related to deferred commission capitalization, a $2.3 decrease in accrued cash incentive compensation resulting from achieving higher incentive thresholds under our cash incentive compensation plan for the year ended December 31, 2010 compared to the year ended December 31, 2011, and a $1.0 million increase in excess tax benefit associated with stock-based compensation.

After our existing headquarters lease expires in August 2012, we expect to incur reduced facilities cash outflows as rental payments commence approximately 10 months after occupancy under our new headquarters lease, which is estimated to be in mid-2012.

Investing Activities

Net cash used in investing activities was $8.5 million for the year ended December 31, 2011 compared to $9.2 million for the year ended December 31, 2010. For the year ended December 31, 2011, we capitalized $5.2 million of internal use software costs compared to $5.9 million for the year ended December 31, 2010 and we used $2.9 million for the purchase of property and equipment compared to $2.4 million for the year ended December 31, 2010. For the year ended December 31, 2011, we pledged $0.4 million as collateral for letters of credit issued in connection with certain operating lease contracts. We expect to have ongoing capital expenditure requirements to support technical operations and other infrastructure needs. We expect to fund this investment with our existing cash and cash equivalents.

The new headquarters’ facilities lease contract includes a tenant improvement allowance of $5.3 million. In addition, we expect to incur capital expenditures of approximately $1.5 million for furniture and equipment with respect to the new facility during the year ended December 31, 2012.

Financing Activities

Net cash provided by financing activities was $13.4 million for the year ended December 31, 2011 compared to $81.8 million for the year ended December 31, 2010. For the year ended December 31, 2011, we received $14.1 million of net proceeds from the issuance of common stock net of offering costs, which includes proceeds from the exercise of stock options. We also incurred increased cash payments of $1.7 million associated with net share settlements for stock-based awards minimum tax withholdings for the year ended December 31, 2011.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units granted to employees that vest in the year ended December 31, 2012, determined based on fair value and applicable tax rates on the vesting date. Based on the fair value of the Company’s common stock on December 31, 2011 of $22.33 and assuming a 40% tax rate, the estimated minimum tax withholdings obligations would be approximately $0.6 million.

Comparison of the Years Ended December 31, 2009 and 2010

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 Year	Years 1-3	Years 3-5	More than 5 Years
	(In thousands)
Operating leases (including capital tenant improvements)(1)	$25,508	$1,770	$6,619	$6,048	$11,071

(1)	As of December 31, 2011, we lease facilities under non-cancelable operating leases expiring at various dates through 2020, including the new headquarters’ facility lease contract.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. This pronouncement primarily impacts disclosures. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This pronouncement impacts disclosures only. We do not expect this to have a material effect on our consolidated financial statements. We will adopt this guidance in the first quarter of fiscal 2012.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk.    Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the year ended December 31, 2011, 69% of our revenue was derived from fees based on the market value of AUM. We expect this percentage to increase over time.

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

Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the Exchange Act), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2011. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors — Directors and Nominees” and “Election of Directors — Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2012 Annual Meeting of Stockholders to be held on May 15, 2012 (or the Proxy Statement), which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Heidi K. Fields (Chairperson), Joseph A. Grundfest, Robert A. Huret, and Mark A. Wolfson. All of such members meet the independence standards established by The NASDAQ Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our Audit Committee. Our Board of Directors has determined that each of Heidi K. Fields, Joseph A. Grundfest, Robert A. Huret, and Mark A. Wolfson qualifies as an “audit committee financial expert” within the meaning of such regulations.

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

The following chart sets forth certain information as of December 31, 2011, with respect to our equity compensation plans, specifically our 1998 Stock Plan and our Amended and Restated 2009 Stock Incentive Plan (the “2009 Stock Incentive Plan”). Each of the 1998 Stock Plan and the 2009 Stock Incentive Plan has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Awards, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Awards, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,991,414	$8.71	1,971,130	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	7,991,414	$8.71	1,971,130	(1)

(1)

The 1,971,130 shares are reserved for issuance under the 2009 Stock Incentive Plan as of December 31, 2011. The 2009 Stock Incentive Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. The number of shares reserved for issuance under the 2009 Stock Incentive Plan is automatically increased on January 1st of each year by the lesser of (i) 2,000,000 shares, (ii) four percent (4%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the board of directors. In January 2012, the number of shares reserved for issuance under the 2009 Stock Incentive Plan was increased by 1,831,354. In addition, the number of shares reserved for issuance under the 2009 Stock Incentive Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1998 Stock Plan that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 1998 Stock Plan.

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

3.(i)

Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

3.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10.1#

Financial Engines, Inc. 1998 Stock Plan (as amended on October 20, 2009) and related form stock option plan agreements (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.2#	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan.
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

10.6#

Financial Engines, Inc. Third Amended and Restated Consulting Agreement between the Registrant and E. Olena Berg-Lacy dated as of October 1, 2009 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.7.1

Lease Agreement by and between the Registrant and Harbor Investment Partners dated as of July 14, 1997, including amendments thereto (filed as Exhibit 10.7.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.7.2

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

10.9#	Offer letter to Lawrence M. Raffone dated December 21, 2000 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
10.10

Lease Agreement by and between the Registrant and Harbor Investment Partners dated as of December 7, 1999, including amendments thereto (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.11#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Employees) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.12#

Form of 2009 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

Exhibit Number	Description

10.13#

Form of 2009 Stock Incentive Plan Restricted Stock Award Agreement (Executives) (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.14#

Form of Amended and Restated 2009 Stock Incentive Plan Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 22, 2011, and incorporated herein by reference).

10.15#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Executives) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.16#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Outside Directors) (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.17#

Summary of Financial Engines Inc. Cash Incentive Plan (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.18

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

10.19#

Form of Amended and Restated 2009 Stock Incentive Plan Stock Option Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 22, 2011, and incorporated herein by reference).

10.20#	Form of Amended and Restated 2009 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement.
21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (see page 65).
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.

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

Date: February 21, 2012

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

Name	Title	Date

/s/ JEFFREY N. MAGGIONCALDA Jeffrey N. Maggioncalda	Chief Executive Officer (Principal Executive Officer), President and Director	February 21, 2012

/s/ RAYMOND J. SIMS Raymond J. Sims	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2012

/s/ JEFFREY C. GRACE Jeffrey C. Grace	Vice President and Controller (Principal Accounting Officer)	February 21, 2012

/s/ PAUL G. KOONTZ Paul G. Koontz	Chairman	February 21, 2012

/s/ E. OLENA BERG-LACY E. Olena Berg-Lacy	Director	February 21, 2012

/s/ HEIDI K. FIELDS Heidi K. Fields	Director	February 21, 2012

/s/ BLAKE R. GROSSMAN Blake R. Grossman	Director	February 21, 2012

/s/ JOSEPH A. GRUNDFEST Joseph A. Grundfest	Director	February 21, 2012

/s/ ROBERT A. HURET Robert A. Huret	Director	February 21, 2012

/s/ JOHN B. SHOVEN John B. Shoven	Director	February 21, 2012

/s/ MARK A. WOLFSON Mark A. Wolfson	Director	February 21, 2012

/s/ DAVID B. YOFFIE David B. Yoffie	Director	February 21, 2012

Exhibit Index

Exhibit Number	Description

3.(i)

Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

3.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.1#

Financial Engines, Inc. 1998 Stock Plan (as amended on October 20, 2009) and related form stock option plan agreements (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.2#	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan.

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

10.6#

Financial Engines, Inc. Third Amended and Restated Consulting Agreement between the Registrant and E. Olena Berg-Lacy dated as of October 1, 2009 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.7.1

Lease Agreement by and between the Registrant and Harbor Investment Partners dated as of July 14, 1997, including amendments thereto (filed as Exhibit 10.7.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.7.2

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

10.9#	Offer letter to Lawrence M. Raffone dated December 21, 2000 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.10

Lease Agreement by and between the Registrant and Harbor Investment Partners dated as of December 7, 1999, including amendments thereto (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

Exhibit Number	Description

10.11#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Employees) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.12#

Form of 2009 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.13#

Form of 2009 Stock Incentive Plan Restricted Stock Award Agreement (Executives) (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.14#

Form of Amended and Restated 2009 Stock Incentive Plan Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 22, 2011, and incorporated herein by reference).

10.15#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Executives) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.16#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Outside Directors) (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.17#

Summary of Financial Engines Inc. Cash Incentive Plan (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.18

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

10.19#

Form of Amended and Restated 2009 Stock Incentive Plan Stock Option Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 22, 2011, and incorporated herein by reference).

10.20#	Form of Amended and Restated 2009 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement.

21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 65).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Exhibit Number	Description

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Financial Engines, Inc.:

We have audited the accompanying consolidated balance sheets of Financial Engines, Inc. and subsidiaries as of December 31, 2010 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Financial Engines, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Financial Engines, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Engines, Inc. and subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Financial Engines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Santa Clara, California

February 21, 2012

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2010 and 2011

	December 31, 2010	December 31, 2011
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$114,937	$145,002
Accounts receivable, net of allowances of $69 in 2010 and $67 in 2011	23,942	30,495
Prepaid expenses	2,802	3,008
Deferred tax assets	11,685	13,155
Other current assets	2,189	3,498

Total current assets	155,555	195,158
Property and equipment, net	3,148	3,926
Internal use software, net	11,130	10,723
Long-term deferred tax assets	39,460	31,424
Direct response advertising, net	4,615	8,851
Other assets	3,708	4,361

Total assets	$217,616	$254,443

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,384	$9,740
Accrued compensation	15,607	13,262
Deferred revenue	7,457	9,691
Other current liabilities	137	124

Total current liabilities	30,585	32,817
Long-term deferred revenue	1,494	1,533
Other liabilities	317	533

Total liabilities	32,396	34,883

Contingencies (see note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 10,000 authorized as of December 31, 2010 and 2011; None issued or outstanding as of December 31, 2010 and 2011	—	—
Common stock, $0.0001 par value — 500,000 authorized as of December 31, 2010 and 2011; 43,116 and 45,784 shares issued and outstanding at December 31, 2010 and 2011, respectively	4	5
Additional paid-in capital	279,038	298,196
Deferred compensation	(36)	—
Accumulated deficit	(93,786)	(78,641)

Total stockholders’ equity	185,220	219,560

Total liabilities and stockholders’ equity	$217,616	$254,443

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2009, 2010, and 2011

	2009	2010	2011
	(In thousands, except per share data)
Revenue:
Professional management	$52,579	$79,137	$108,215
Platform	30,048	29,717	32,891
Other	2,355	2,918	2,979

Total revenue	84,982	111,772	144,085

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software	29,573	37,599	49,717
Research and development	15,618	19,343	21,182
Sales and marketing	22,515	26,403	30,710
General and administrative	7,679	11,644	13,518
Amortization of internal use software	2,813	3,912	5,923

Total costs and expenses	78,198	98,901	121,050

Income from operations	6,784	12,871	23,035
Interest income (expense)	(261)	(25)	10

Income before income taxes	6,523	12,846	23,045
Income tax expense (benefit)	834	(50,729)	7,900

Net income	5,689	63,575	15,145
Less: Stock dividend (see note 5)	1,082	5,480	—

Net income attributable to holders of common stock	$4,607	$58,095	$15,145

Net income per share attributable to holders of common stock
Basic	$0.46	$1.66	$0.34
Diluted	$0.13	$1.30	$0.31
Shares used to compute net income per share attributable to holders of common stock
Basic	10,106	35,096	44,783
Diluted	34,866	44,826	49,407

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

and Comprehensive Income

Years Ended December 31, 2009, 2010 and 2011

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock compensation	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
Balance, January 1, 2009	22,349,972	$2	10,287,881	$1	$174,749	$(575)	$(163,050)	$11,127
Antidilution issuance of Series E preferred stock	91,651	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	—	—	374,667	—	691	—	—	691
Issuance of restricted stock	—	—	50,000	—	—	—	—	—
Net share settlements for stock-based awards minimum tax withholdings	—	—	(65,325)	—	(396)	—	—	(396)
Amortization of deferred stock compensation under the intrinsic value method	—	—	—	—	—	181	—	181
Stock-based compensation under the fair value method	—	—	—	—	6,886	—	—	6,886
Income tax associated with stock based compensation	—	—	—	—	88	—	—	88
Net income and comprehensive income	—	—	—	—		—	5,689	5,689

Balance, December 31, 2009	22,441,623	2	10,647,223	1	182,018	(394)	(157,361)	24,266
Conversion of preferred stock to common stock effective upon initial public offering	(22,441,623)	(2)	22,441,623	2	—	—	—	—
Stock dividend to Series E shareholders	—	—	456,643	—	—	—	—	—
Issuance of common stock upon exercise of options, net	—	—	2,166,335	—	10,959	—	—	10,959
Initial public offering of common stock, net of offering costs of $10.5 million	—	—	7,458,100	1	78,953	—	—	78,954
Net share settlements for stock-based minimum tax withholdings	—	—	(53,746)	—	(921)	—	—	(921)
Amortization of deferred stock-based compensation under the intrinsic value method	—	—	—	—	—	358	—	358
Stock-based compensation under the fair value method	—	—	—	—	7,573	—	—	7,573
Income tax associated with stock-based compensation	—	—	—	—	456	—	—	456
Net income and comprehensive income	—	—	—	—	—	—	63,575	63,575

Balance, December 31, 2010	—	—	43,116,178	4	279,038	(36)	(93,786)	185,220
Issuance of common stock upon exercise of options, net	—	—	2,738,418	1	14,102	—	—	14,103
Net share settlements for stock-based minimum tax withholdings	—	—	(70,744)	—	(1,718)	—	—	(1,718)
Amortization of deferred stock-based compensation under the intrinsic value method	—	—	—	—	—	36	—	36
Stock-based compensation under the fair value method	—	—	—	—	5,751	—	—	5,751
Income tax associated with stock-based compensation	—	—	—	—	1,023	—	—	1,023
Net income and comprehensive income	—	—	—	—	—	—	15,145	15,145

Balance, December 31, 2011	—	$—	45,783,852	$5	$298,196	$—	$(78,641)	$219,560

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2010, and 2011

	2009	2010	2011
	(In thousands)
Cash flows from operating activities:
Net income	$5,689	$63,575	$15,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,729	1,816	2,191
Amortization of internal use software	2,711	3,703	5,577
Stock-based compensation	6,768	7,659	5,823
Amortization of deferred sales commissions	1,153	1,155	1,423
Amortization and impairment of direct response advertising	64	1,185	2,734
Repayment discount on note payable	(200)	—	—
Fair value adjustment of convertible warrant	(142)	—	—
Provision for doubtful accounts	20	191	152
Loss on fixed asset disposal	5	7	—
Excess tax benefit associated with stock-based compensation	(88)	(456)	(1,023)
Changes in operating assets and liabilities:
Accounts receivable	(5,168)	(6,158)	(6,704)
Prepaid expenses	(335)	(842)	(206)
Deferred tax assets	—	(51,144)	6,566
Direct response advertising	(1,528)	(4,330)	(6,953)
Other assets	(971)	(2,665)	(3,026)
Accounts payable	998	1,319	3,333
Accrued compensation	6,818	6,506	(2,345)
Deferred revenue	(470)	110	2,274
Other liabilities	4	(51)	202

Net cash provided by operating activities	17,057	21,580	25,163

Cash flows from investing activities:
Purchase of property and equipment	(1,167)	(2,361)	(2,922)
Capitalization of internal use software	(4,682)	(5,860)	(5,224)
Restricted cash	—	(950)	(360)

Net cash used in investing activities	(5,849)	(9,171)	(8,506)

Cash flows from financing activities:
Proceeds from term loan payable	9,950	—	—
Payments on term loan payable	(1,944)	(8,056)	—
Repayment of note payable	(9,800)	—	—
Repayment of bank borrowings	(3,500)	—	—
Payments on capital lease obligations	(15)	(2)	—
Net share settlements for stock-based awards minimum tax withholdings	(396)	(921)	(1,718)
Excess tax benefit associated with stock-based compensation	88	456	1,023
Proceeds from issuance of common stock, net of offering costs	265	90,338	14,103

Net cash provided by (used in) financing activities	(5,352)	81,815	13,408

Net increase in cash and cash equivalents	5,856	94,224	30,065
Cash and cash equivalents, beginning of year	14,857	20,713	114,937

Cash and cash equivalents, end of year	$20,713	$114,937	$145,002

Supplemental cash flows information:
Income taxes paid, net of refunds	$48	$1,154	$(194)
Interest paid	$645	$184	$6
Non-cash operating, investing and financing activities:
Stock dividend	$1,082	$5,480	$—
Capitalized stock-based compensation for internal use software	$399	$439	$293
Capitalized stock-based compensation for direct response advertising	$—	$60	$44

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, income taxes, stock-based compensation, direct response advertising, the useful lives of property, equipment and internal use software cost. Actual results could differ from those estimates under different assumptions or conditions.

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

The Company measures and reports its investments in money market funds at fair value on a recurring basis. The fair value of the Company’s investments in certain money market funds approximates their face value. Such instruments are classified as Level 1 and are included in cash and cash equivalents, except as noted below.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(2)	Significant Other Unobservable Inputs (Level 3)(3)
	(In thousands)
Assets:
Money Market Funds
December 31, 2010(4)	$110,622	$110,622	$—	$—
December 31, 2011(4)	$141,980	$141,980	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

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

(4)

Included in the December 31, 2010 and 2011 balances are $1.0 million and $1.3 million, respectively, of restricted cash being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts. Short term restricted cash of $0.5 million is included in other current assets and long term restricted cash of $0.8 million is included in other assets in the accompanying consolidated balance sheet as of December 31, 2011.

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

Significant customer information is as follows:

	December 31, 2010	December 31, 2011
Percentage of accounts receivable:
JPMorgan	21%	18%

	Year Ended December 31,
	2009	2010	2011
Percentage of revenue:
JPMorgan	18%	19%	16%
Vanguard	10%	9%	7%

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company reviews its trade receivables by aging category to identify significant customers with collection issues. For accounts not specifically identified, the Company provides reserves based on historical bad debt loss experience.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and allocated to the department of benefit in the accompanying consolidated statements of income. Leasehold improvements are amortized over the shorter of the remaining lease term or the useful life of the asset. Software purchased for internal use is amortized over its useful life. Expenditures for maintenance and repairs are charged to expense as incurred.

Estimated Useful Lives in Years
Computer equipment	3
Computer software	2
Furniture, fixtures, and equipment	5

Internal Use Software

Certain direct development costs associated with internal use software are capitalized and include external direct consulting costs and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. Internal use software includes engineering costs associated with (1) enhancing the Company’s advisory service platform and (2) developing internal systems for tracking member data, including AUM, member cancellations and other related member statistics. The capitalized costs are amortized using the straight-line method over an estimated life of three to five years, beginning when the asset is substantially ready for use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. A portion of internal use software relates to cost of revenue, as well as the Company’s other functional departments. However the Company is not able to meaningfully allocate the costs among cost of revenue and operations. Accordingly, amortization is presented as a separate line item on the accompanying consolidated statement of income.

During the years ended December 31, 2009, 2010 and 2011, the Company capitalized $5.1 million, $6.3 million and $5.5 million, respectively, of development costs, including interest and stock compensation expense, relating to technology to be used to enhance the Company’s internal use software and advisory service platform. For the years ended December 31, 2009 and 2010, the Company capitalized $0.1 million and $42,000, respectively, of interest and for the years ended December 31, 2009, 2010 and 2011, the Company capitalized $0.4 million, $0.4 million and $0.3 million, respectively, of noncash stock-based compensation costs related to internal use software.

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

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2009, 2010 and 2011, impairments to long-lived assets were immaterial.

Deferred Sales Commissions

Deferred sales commissions consist of incremental costs paid to the Company’s sales force associated with the execution of non-cancelable customer contracts. The deferred sales commission amounts are recoverable through future revenue streams under the non-cancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the life of the related non-cancelable customer contracts, which is typically three years. Amortization of deferred sales commissions is included in marketing and sales expense in the accompanying consolidated statements of income.

The Company capitalized sales commission of $0.8 million, $2.6 million and $2.6 million during the years ended December 31, 2009, 2010 and 2011, respectively, and amortized $1.2 million, $1.2 million and $1.4 million of deferred sales commissions during the years ended December 31, 2009, 2010 and 2011, respectively.

Comprehensive Income

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

In certain instances, fees payable by plan participants are deferred for a specified period, and are waived if the plan participant cancels within the specified period. The Company recognizes revenue during certain of these fee deferral periods based on the estimate of the expected retention and cancellation rates determined by historical experience of similar arrangements.

Platform.    The Company derives platform revenue from recurring, subscription-based fees for access to either its full suite of services, including Professional Management, Online Advice service and Retirement Evaluation, or to its Online Advice service only, and to a lesser extent, from setup fees. Online Advice is a nondiscretionary Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the employer sponsored retirement plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at the Company’s website. The arrangements generally provide for the Company’s fees to be paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over the estimated average life of sponsor relationships, which is estimated for accounting purposes to be five years.

Other.    Other revenue includes reimbursement for marketing and member materials from certain subadvisory relationships, and reimbursement for providing personal statements to participants from a limited number of plan sponsors. Revenue is recognized as the related services are performed, in accordance with the specific terms of the contract with the customers. For periods prior to fiscal year 2011, a small portion of other revenue is derived from a defined benefit consulting business.

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

Cost of Revenue

Cost of revenue includes fees paid to plan providers for connectivity to plan and plan participant data, printed materials fulfillment costs for certain subadvisory relationships for which we are reimbursed, printed member materials, and employee-related costs for technical operations, implementations, operations, advisor call center operations, portfolio management and customer support. The expenses included in cost of revenue are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our statements of income. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, and purchased materials. Amortization of internal use software, a portion of which relates to our cost of revenue, is not included in cost of revenue but is reflected as a separate line item in our statement of income.

Direct Response Advertising

The Company’s advertising costs consist primarily of print materials associated with new customer solicitations. Print materials costs relate primarily to either Active Enrollment campaigns, where marketing materials are sent to solicit enrollment in the Company’s Professional Management service, or Passive Enrollment campaigns, where the plan sponsor defaults all eligible members into the Professional Management service unless they decline. Advertising costs relating to Passive Enrollment campaigns and other general marketing materials sent to participants do not qualify as direct response advertising and are expensed to sales and marketing in the period the advertising activities first take place. Print fulfillment costs relating to subadvisory campaigns do not qualify as direct response advertising and are expensed to cost of revenue in the period in which the expenses were incurred. Advertising costs associated with direct advisory Active Enrollment campaigns qualify for capitalization as direct response advertising. The capitalized costs are amortized over the estimated three-year period of probable future benefits following the enrollment of a member into the Professional Management service based on the ratio of current period revenue for the direct response advertising cost pool as compared to the total estimated revenue expected for the direct response advertising cost pool over the remaining period of probable future benefits. The realizability of the amounts of direct response advertising reported as assets are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising.

Effective July 1, 2009, the Company commenced capitalization of direct response advertising costs associated with direct advisory Active Enrollment campaigns on a prospective basis as the Company first concluded it had sufficient and verifiable historical patterns over a reasonable period of time to demonstrate the probable future benefits of such campaigns. During the years ended December 31, 2009, 2010 and 2011, the Company capitalized $1.5 million, $4.4 million and $7.0 million, respectively, of direct response advertising costs. Advertising expense was $2.2 million, $2.0 million and $3.6 million for the years ended December 31, 2009, 2010 and 2011, respectively, of which direct advisory Active Enrollment campaign expense was $2.0 million, $1.4 million and $2.1 million, respectively. During the years ended December 31, 2009, 2010 and 2011, impairments to direct response advertising were immaterial.

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

Stock-based Compensation

Employee stock-based compensation expense is based on the following: (1) the grant date fair value of stock option awards granted or modified after January 1, 2006, (2) the balance of deferred stock-based compensation related to stock awards granted prior to January 1, 2006, which was calculated using the intrinsic value method and (3) the fair value of the Company’s common stock as of the grant date for restricted stock units.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Company amortizes stock-based compensation expense using a graded vesting method over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The Company currently uses the simplified method in developing an estimate of expected term of stock options. The computation of expected volatility is based on a combination of the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. Management estimates expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. Amortization of stock-based compensation is presented in the same line item as the cash compensation to those employees in the accompanying consolidated statement of income.

The Company’s current practice is to issue new shares to settle stock option exercises and on vesting of restricted stock units.

Net Income per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period less the weighted average number of unvested restricted common shares subject to the right of repurchase. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including options, restricted stock units, unvested restricted common stock subject to repurchase, warrants and convertible preferred stock.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. This pronouncement primarily impacts disclosures. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This pronouncement impacts disclosures only. We do not expect this to have a material effect on our consolidated financial statements. We will adopt this guidance in the first quarter of fiscal 2012.

NOTE 3 — Balance Sheet Items

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2010	2011
	(In thousands)
Cash	$5,265	$4,331
Money market fund	109,672	140,671

Total cash and cash equivalents	$114,937	$145,002

Allowance for Doubtful Accounts

The following table summarizes the changes to the allowance for doubtful accounts:

	December 31,
	2009	2010	2011
	(In thousands)
Balance, beginning of year	$180	$48	$69
Add: Provisions for doubtful accounts	20	191	152
Less: Write-offs	(152)	(170)	(154)

Balance, end of year	$48	$69	$67

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2011
	(In thousands)
Computer equipment	$8,183	$8,083
Computer software	3,651	2,760
Furniture, fixtures and equipment	2,357	2,594
Leasehold improvements	762	929

Total property and equipment	14,953	14,366
Less: Accumulated depreciation	(11,805)	(10,440)

Property and equipment, net	$3,148	$3,926

Depreciation and amortization expense was $1.7 million, $1.8 million and $2.2 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Internal Use Software

Internal use software consists of the following:

	December 31,
	2010	2011
	(In thousands)
Capitalized internal use software	$35,832	$41,349
Accumulated amortization	(24,702)	(30,626)

Internal use software, net	$11,130	$10,723

Other Current Assets

Other current assets consist of the following:

	December 31,
	2010	2011
	(In thousands)
Deferred sales commissions	$1,520	$1,848
Other	669	1,650

Total other current assets	$2,189	$3,498

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Compensation

Accrued compensation consists of the following:

	December 31,
	2010	2011
	(In thousands)
Accrued bonus	$10,640	$9,177
Accrued vacation	2,156	2,357
Accrued commission	1,690	1,320
Accrued payroll	1,052	328
Other	69	80

Total accrued compensation	$15,607	$13,262

NOTE 4 — Debt

Note Payable and Term Loan

In September 2006, the Company borrowed $10.0 million under a promissory note. The promissory note had a stated interest rate of LIBOR plus 5.00% and a maturity date of September 29, 2009. In May 2009, the Company prepaid the outstanding balances of this promissory note for an agreed amount of $9.8 million and recognized the prepayment discount of $0.2 million as a component of other income in the accompanying consolidated statement of income for the year ended December 31, 2009.

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

Common Stock

As of December 31, 2011, there were 500,000,000 shares of common stock authorized and 45,783,852 shares issued and outstanding. Common stockholders are entitled to dividends if and when declared by the board of directors.

Convertible Preferred Stock

Prior to the initial public offering, the Company had 22,441,623 shares of preferred stock outstanding. Each share of preferred stock was convertible into one share of common stock. The conversion of all the shares of

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock into 22,441,623 shares of common stock occurred upon the Company’s initial public offering on March 16, 2010. Upon the initial public offering, the Company authorized 10,000,000 shares of undesignated preferred stock. No preferred stock shares were outstanding as of December 31, 2010 and 2011.

Stock Dividend

In accordance with certain antidilution provisions contained in the Series E preferred stock agreements, a certain increase to the number of shares available for issuance under the 1998 Stock Plan resulted in an antidilution adjustment for the holders of those preferred shares during the year ended December 31, 2009. Rather than adjust the conversion ratio as provided in the Company’s Articles of Incorporation, the board of directors approved a preferred stock dividend of 91,651 shares of Series E preferred stock during the year ended December 31, 2009, such that that series maintained a one-for-one conversion ratio to common stock. The fair value of the dividend was determined to be $1.1 million during the year ended December 31, 2009.

Upon the initial public offering on March 16, 2010, the Company issued 456,643 shares of common stock as a dividend to the holders of Series E preferred stock so that each share of preferred stock would maintain the one-to-one conversion ratio to common stock. The fair value of the dividend at $12.00 per share was determined to be $5.5 million.

Common Stock Reserved for Future Issuance

As of December 31, 2011, the Company has reserved the following shares of common stock for issuance in connection with:

December 31, 2011
Stock options outstanding	7,685,954
Restricted stock units outstanding	305,460
Stock options and restricted stock units available for grant	1,971,130

Total shares reserved	9,962,544

Stock Option and Restricted Stock Plans

1998 Stock Plan

The 1998 Stock Plan expired in April 2011. The Company has reserved a total of 6,703,379 shares of its common stock for issuance under its 1998 Stock Plan related to options granted prior to the initial public offering. Under the 1998 Stock Plan, the board of directors granted stock purchase rights and incentive and nonstatutory stock options to employees, consultants and directors at fair market value on the date of grant. Vesting provisions of stock purchase rights and options granted under the 1998 Stock Plan were determined by the board of directors. Stock purchase rights have a 30-day expiration period, and options expire no later than 10 years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company, with or without cause, typically all unvested options are forfeited and all vested options must be exercised within three months or they are forfeited.

Stock purchase rights or options acquired under the 1998 Stock Plan are exercisable upon grant; however, they generally vest over a period of four years. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, the Company shall, upon the date of such

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination, have an irrevocable, exclusive option to repurchase the unvested shares purchased prior to vesting, at the original exercise price. This repurchase option exists for a period of 60 days from termination. As of December 31, 2011, no shares were subject to repurchase under the 1998 Stock Plan.

2009 Stock Incentive Plan

The Company has reserved a total of 3,259,165 shares of its common stock for issuance under its Amended and Restated 2009 Stock Incentive Plan (the 2009 Stock Incentive Plan). The 2009 Stock Incentive Plan became effective immediately prior to the initial public offering. Under the 2009 Stock Incentive Plan, 2,000,000 shares of the Company’s common stock had been authorized for issuance. In addition, 1,271,678 shares originally reserved for issuance under the 1998 Stock Plan but which are not subject to outstanding options as of the initial public offering, and shares subject to outstanding options under the 1998 Stock Plan upon the initial public offering that were subsequently forfeited or terminated for any reason before being exercised, up to a number of additional shares not to exceed 2,000,000, also became available for awards under the 2009 Stock Incentive Plan.

Under the 2009 Stock Incentive Plan, the board of directors may grant restricted stock awards, restricted stock units, stock appreciation rights and incentive and nonstatutory stock options to employees, consultants and directors at fair market value on the date of grant. Vesting provisions of equity awards granted under the 2009 Stock Incentive Plan are determined by the board of directors. Options granted under the 2009 Stock Incentive Plan will generally vest over a period of four years with 25% vesting on the first anniversary of the grant date and 1/48 vesting per month thereafter. Options expire no later than 10 years from the date of grant. Restricted shares and restricted stock units (RSUs) awarded under the 2009 Stock Incentive Plan will vest according to the terms of the award on the date of the grant, which is typically a period of four years with 25% of the shares vesting on each anniversary after the grant date. Options and RSUs carry neither voting rights nor rights to dividends.

In the event of voluntary or involuntary termination of employment with the Company, with or without cause, typically all unvested options and RSUs are forfeited and all vested options must be exercised within three months or they are forfeited. Certain grants under the 2009 Stock Incentive Plan also provide for partial acceleration in the event of involuntary termination within 12 months of a change of control event, death, or total and permanent disability.

Upon vesting, RSUs will be settled in common stock on a one-for-one basis. Upon vesting of the RSUs, the Company intends to withhold shares that would otherwise be distributed to the employee when the RSUs are settled having a fair market value equal to the amount necessary to satisfy minimum tax withholding obligations, which the Company will remit from operational cash. As of December 31, 2011, no shares were subject to repurchase and 1,971,130 shares were available for future grant. In January 2012, the number of shares reserved for issuance under the 2009 Stock Incentive Plan was increased by 1,831,354 shares. The 2009 Stock Incentive Plan expires in November 2019.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

The following table summarizes option activity under the 1998 Stock Plan and the 2009 Stock Incentive Plan:

	Number of Options	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance, January 1, 2009	11,072,283	$1.00 - $10.00	$5.66
Granted	2,202,120	5.79 - 8.75	7.78
Exercised(1)	(1,199,894)	1.00 - 9.00	5.13
Forfeited	(444,069)	1.00 - 10.00	6.86

Balance, December 31, 2009	11,630,440	1.00 - 10.00	6.07

Granted	409,850	8.75 - 17.61	11.82
Exercised(1)	(2,247,534)	1.00 - 10.00	5.27
Forfeited	(51,287)	5.79 - 9.60	8.07

Balance, December 31, 2010	9,741,469	1.00 - 17.61	6.49

Granted	846,180	18.20 - 28.68	23.15
Exercised(1)	(2,747,150)	1.00 - 17.22	5.21
Forfeited	(154,545)	6.04 - 28.68	9.61

Balance, December 31, 2011	7,685,954	$1.00 - $28.68	$8.71	6.31 years	$105,817,868

Vested and exercisable, December 31, 2011	5,157,946	$1.00 - $20.88	$6.63	5.44 years	$80,964,391

(1)

Exercises for the years ended December 31, 2009, 2010 and 2011 include 890,554 shares, 81,199 shares and 8,732 shares, respectively, which were tendered in exchange for option exercises and/or related minimum tax withholding.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2011 of $22.33, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 was $4.3 million, $32.7 million and $47.0 million, respectively. The weighted average fair value per share of options granted to employees for the years ended December 31, 2009, 2010 and 2011 was approximately $4.07, $5.95 and $10.65, respectively. Total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2009, 2010 and 2011 was $0.7 million, $11.0 million and $14.1 million, respectively.

As of December 31, 2011, there was $7.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted after January 1, 2006, to be recognized over the weighted average remaining requisite service period of 1.1 years.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions were used to value options granted:

	Year Ended December 31,
	2009	2010	2011
Expected life in years	6	6	6
Risk-free interest rate	2.62%	2.60%	1.72%
Volatility	53%	51%	47%
Dividend yield	—	—	—

The following table summarizes information about outstanding and exercisable options as of December 31, 2011:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00 - $ 4.25	1,079,979	2.53	$3.45	1,079,979	$3.45
$ 4.50 - $ 6.51	2,025,773	6.75	6.49	1,452,310	6.49
$ 6.52 - $ 7.50	1,407,315	4.65	7.49	1,390,748	7.50
$ 7.51 - $ 7.99	1,658,556	7.68	7.99	790,613	7.99
$ 8.00 - $15.76	640,616	7.06	9.92	425,792	9.39
$15.77 - $28.68	873,715	9.54	22.85	18,504	17.46

$ 1.00 - $28.68	7,685,954	6.31	$8.71	5,157,946	$6.63

Restricted Stock Units Information

The following table summarizes unvested RSU activity under the 2009 Stock Incentive Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance, January 1, 2011	—	$0
Granted	307,750	21.39
Vested and settled	—	0
Forfeited	(2,290)	21.39

Balance, December 31, 2011	305,460	$21.39	2.38 years	$6,820,922

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2011 of $22.33). As of December 31, 2011, the aggregate intrinsic value of unvested RSUs was $6.8 million.

As of December 31, 2011, there was $5.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock purchase rights to be recognized over the weighted average remaining requisite service period of 2.38 years.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Special Executive Restricted Stock Purchase Plan

The Special Executive Restricted Stock Purchase plan (the Special Restricted Plan) expired in June 2011. Under the Special Restricted Plan, the board of directors had the option to grant stock purchase rights to employees and consultants at an exercise price determined by the board of directors at the date of grant. The shares cliff vested over an initial vesting period of three to seven years. The restrictions lapsed over a period of six to twelve months upon a change of control or following an initial public offering.

Upon termination of employment or consulting relationship with the Company, for any reason, the Company had an irrevocable, exclusive option to repurchase the unvested shares purchased prior to vesting at the original exercise price. This repurchase option existed for a period of 90 days from termination. In connection with the issuances of stock purchase rights, the Company recorded $0.2 million, $0.4 million and $36,000 as amortization of deferred compensation in the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2011, there were no shares subject to repurchase. As of December 31, 2011, there is no remaining balance in deferred stock-based compensation.

The following table summarizes restricted stock purchase right activity under the Special Restricted Plan:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2009	300,000	$4.25
Granted	50,000	6.15
Released(1)	—	—
Forfeited	—	—

Balance, December 31, 2009	350,000	4.52

Granted	—	—
Released(1)	(175,000)	4.25
Forfeited	—	—

Balance, December 31, 2010	175,000	4.47

Granted	—	—
Released(1)	(175,000)	4.47
Forfeited	—	—

Balance, December 31, 2011	—	$—

(1)	Shares released on vesting for the years ended December 31, 2010 and 2011 include 53,746 shares and 70,744 shares, respectively, which were tendered in exchange for minimum tax withholding.

Equity Instruments Issued to Non-Employees

Compensation expense for equity instruments issued to non-employees recognized in both years ended December 31, 2009, and 2010 was $0.1 million. The fair value of the options issued to non-employees was determined using the Black-Scholes option-pricing model. The Company did not grant stock options to non-employees during the year ended December 31, 2011. As of December 31, 2011, there was no unrecognized compensation cost related to unvested stock options granted to non-employees.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions were used to value options to non-employees:

	Year Ended December 31,
	2009	2010
Expected life in years	5	5
Risk-free interest rate	2.20%	1.97%
Volatility	60%	50%
Dividend yield	—	—

Stock-based Compensation

The following table summarizes the stock-based compensation by functional area:

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,391	$826	$489
Research and development	1,721	2,084	1,279
Sales and marketing	1,942	2,042	1,455
General and administrative	1,612	2,499	2,255
Amortization of internal use software	102	208	345

Total stock-based compensation	$6,768	$7,659	$5,823

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per share attributable to holders of common stock:

	Year Ended December 31,
	2009	2010	2011
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$5,689	$63,575	$15,145
Less: Stock dividend	1,082	5,480	—

Net income attributable to holders of common stock	$4,607	$58,095	$15,145

Denominator (basic):
Weighted average common shares outstanding	10,450	35,384	44,820
Less: Weighted average unvested restricted common shares subject to repurchase	(344)	(288)	(37)

Net weighted average common shares outstanding	10,106	35,096	44,783

Denominator (diluted):
Weighted average common shares outstanding	10,106	35,096	44,783
Dilutive stock options and awards outstanding	2,052	4,831	4,586
Unvested restricted stock units	—	—	1
Weighted average unvested restricted common shares subject to repurchase	344	288	37
Weighted average common shares from preferred stock	22,364	4,611	—

Net weighted average common shares outstanding	34,866	44,826	49,407

Net income per share attributable to holders of common stock:
Basic	$0.46	$1.66	$0.34
Diluted	$0.13	$1.30	$0.31

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Stock options and awards outstanding	5,722	633	326
Common equivalent shares from preferred stock warrant	86	—	—

Total anti-dilutive common equivalent shares	5,808	633	326

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — Income Taxes

The Company is subject to income taxes only in the United States. Provision for income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Current expense (benefit):
Federal	$(183)	$(31)	$33
State	1,017	447	1,301

	$834	$416	$1,334

Deferred expense (benefit):
Federal	$—	$(48,833)	$6,944
State	—	(2,312)	(378)

	$—	$(51,145)	$6,566

Income tax expense (benefit)	$834	$(50,729)	$7,900

The difference between income tax expense (benefit) and the amount resulting from applying the federal statutory rate of 35% to net income is attributable to the following:

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Federal tax at statutory rate	$2,283	$4,496	$8,066
State taxes, net of federal benefit	$1,017	$348	$957
Nondeductible expenses	$27	$27	$38
Nondeductible stock compensation	$1,056	$880	$25
Research and development credit	$(448)	$(812)	$(1,111)
Change in valuation allowance	$(3,051)	$(55,385)	$(160)
Other	$(50)	$(283)	$85

Income tax expense (benefit)	$834	$(50,729)	$7,900

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$45,633	$38,733
Research and other credits	2,983	3,994
Deferred revenue	464	578
Stock-based compensation	4,157	5,104
Other temporary differences	6,127	5,596

Total gross deferred tax assets	59,364	54,005
Valuation allowance	(2,529)	(2,000)

Net deferred tax assets	56,835	52,005

Deferred tax liabilities
Intangible amortization	(5,690)	(7,426)

Total deferred tax liabilities	(5,690)	(7,426)

Net deferred tax assets	$51,145	$44,579

Prior to September 30, 2010, the Company maintained a full valuation allowance for its net deferred tax assets since the likelihood of the realization of those assets had not become “more likely than not”. The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. As of September 30, 2010, and December 31, 2010 and 2011, the Company believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more likely than not to fully realize its federal deferred tax assets and to partially realize its State of California deferred tax assets. Therefore, the Company released all of its federal and a portion of its State of California deferred tax assets totaling $55.4 million during the year ended December 31, 2010 and an additional portion of its State of California deferred tax assets totaling $0.2 million during the year ended December 31, 2011. The Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $2.0 million relating to net operating losses for the State of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration.

As of December 31, 2011, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $101.3 million and $57.0 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2028.

As of December 31, 2011, approximately $62.4 million of the net operating losses will benefit additional paid in capital when realized. As of December 31, 2011, the Company also has research credit carryforwards for federal and California income tax purposes of approximately $2.9 million and $1.6 million, respectively, available to reduce future income taxes. The federal research credit carryforwards expire through 2031. The California research credit carries forward indefinitely.

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

As of December 31, 2011, unrecognized tax benefits approximated $6.6 million all of which would affect the effective tax rate if recognized. Included in the balance at December 31, 2011 is $0.4 million of current year tax positions, which would affect the Company’s income tax expense if recognized. As of December 31, 2011, the Company has no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. The Company does not anticipate adjustments to unrecognized tax benefits which would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2009, 2010 and 2011, the accrued interest and penalties were immaterial.

The Company’s income taxes payable have been reduced by employee stock-based awards. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the options price, tax effected. If an incremental tax benefit is realized as a reduction of income tax payable, such excess tax benefit is recognized as an increase to additional paid-in capital. The excess tax benefits from employee stock-based awards transactions in the years ended December 31, 2009, 2010 and 2011 were $0.1 million, $0.5 million and $1.0 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2011
	(In thousands)
Balance, beginning of year	$9,588	$6,244
Decrease in tax positions for prior years	(3,828)	(49)
Increase in tax positions for current year	484	405

Balance, end of year	$6,244	$6,600

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

NOTE 8 — Savings Plan

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pre-tax salaries per year, but not more than the statutory limits. The Company may, at its discretion, make matching contributions to the 401(k) Plan. For the year ended December 31, 2009, the Company made no matching contributions. For the years ended December 31, 2010 and 2011, the Company made matching contributions of 50% of employee contributions up to 3% of salary (including commissions), which totaled $0.9 million and $1.0 million, respectively.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — Related Party Transactions

One of the Company’s founders, who also served as a director through June 2009, provided consulting services to the Company for which compensation was provided. The Company incurred consulting expenses of $0.3 million and $0.1 million during the years ended December 31, 2009 and 2010, respectively. As of December 31, 2010, the Company had an outstanding liability of $0.1 million for consulting fees payable to this founder. As of June 2009, this founder resigned from his director position and effective December 31, 2010, this founder is no longer providing consulting services to the Company.

NOTE 10 — Commitments and Contingencies

Commitments

The Company leases its facilities under non-cancelable operating leases expiring at various dates through the year 2020. In October 2011, the Company entered into an operating lease contract for a new headquarters’ facilities space in Sunnyvale, CA with an estimated relocation date in mid-2012. The lease term is for eight years and expires in May 2020, with an option to extend the lease term for 5 years at fair market rent. Future minimum lease payments associated with the new facility are estimated to be $21.5 million over the lease term which includes a tenant improvement allowance of $5.3 million. Rent expense for all operating leases totaled approximately $2.0 million, $2.0 million and $2.3 million for the years ended December 31, 2009, 2010 and 2011, respectively. Certain of the Company’s facility leases provide for a free rent period or escalating rent payments. Accordingly, the Company has straight-lined the rental payments over the respective lease terms, resulting in accrued rent of $0.4 million and $0.6 million as of December 31, 2010 and 2011, respectively.

Minimum future lease payments under all non-cancelable operating leases as of December 31, 2011, including the new headquarters’ facility lease contract, are as follows:

Operating Lease
(In thousands)
Year ending December 31,
2012	$1,770
2013	2,819
2014	3,800
2015	3,086
2016	2,962
Thereafter	11,071

Total minimum lease payments	$25,508

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations.