Form 10-Q
period 2012-03-31
Financial Engines, Inc.
filed 2012-05-08
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 30, 2012, 46,319,738 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012	3

Condensed Consolidated Statements of Net and Comprehensive Income for the three months ended March 31, 2011 and 2012	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2012	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	23

Signatures	24

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2011	March 31, 2012
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$145,002	$146,245
Accounts receivable, net	30,495	35,810
Prepaid expenses	3,008	2,945
Deferred tax assets	13,155	13,155
Other current assets	3,498	4,104

Total current assets	195,158	202,259
Property and equipment, net	3,926	4,286
Internal use software, net	10,723	10,750
Long-term deferred tax assets	31,424	29,753
Direct response advertising, net	8,851	8,677
Other assets	4,361	4,088

Total assets	$254,443	$259,813

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,740	$12,173
Accrued compensation	13,262	6,648
Deferred revenue	9,691	9,022
Other current liabilities	124	203

Total current liabilities	32,817	28,046
Long-term deferred revenue	1,533	1,384
Other liabilities	533	1,049

Total liabilities	34,883	30,479

Commitments and Contingencies (see note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 10,000 authorized as of December 31, 2011 and March 31, 2012; None issued or outstanding as of December 31, 2011 and March 31, 2012	—	—
Common stock, $0.0001 par value — 500,000 authorized as of December 31, 2011 and March 31, 2012; 45,784 and 46,288 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	5	5
Additional paid-in capital	298,196	304,458
Accumulated deficit	(78,641)	(75,129)

Total stockholders’ equity	219,560	229,334

Total liabilities and stockholders’ equity	$254,443	$259,813

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2011	2012
	(In thousands, except per share data)
Revenue:
Professional management	$23,893	$32,869
Platform	7,738	8,262
Other	650	580

Total revenue	32,281	41,711

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	11,622	15,316
Research and development	5,175	6,139
Sales and marketing	7,076	9,259
General and administrative	3,311	3,811
Amortization of internal use software	1,287	1,472

Total costs and expenses	28,471	35,997

Income from operations	3,810	5,714
Interest income (expense)	2	—

Income before income taxes	3,812	5,714
Income tax expense	1,248	2,202

Net and comprehensive income	2,564	3,512

Net income per share
Basic	$0.06	$0.08
Diluted	$0.05	$0.07
Shares used to compute net income per share
Basic	43,568	46,074
Diluted	49,092	49,918

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2011	2012
	(In thousands)
Cash flows from operating activities:
Net income	$2,564	$3,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	488	588
Amortization of internal use software	1,211	1,378
Stock-based compensation	1,303	2,468
Amortization of deferred sales commissions	299	463
Amortization and impairment of direct response advertising	496	1,080
Provision for doubtful accounts	33	80
Excess tax benefit associated with stock-based compensation	(233)	(452)
Changes in operating assets and liabilities:
Accounts receivable	(3,324)	(5,397)
Prepaid expenses	(309)	63
Deferred tax assets	1,015	1,671
Direct response advertising	(634)	(902)
Other assets	(433)	(794)
Accounts payable	4,120	2,510
Accrued compensation	(9,131)	(6,614)
Deferred revenue	2,138	(818)
Other liabilities	(17)	597

Net cash used by operating activities	(414)	(567)

Cash flows from investing activities:
Purchase of property and equipment	(1,124)	(575)
Capitalization of internal use software	(1,434)	(1,412)

Net cash used in investing activities	(2,558)	(1,987)

Cash flows from financing activities:
Net share settlements for stock-based awards minimum tax withholdings	(1,718)	—
Excess tax benefit associated with stock-based compensation	233	452
Proceeds from issuance of common stock, net of offering costs	6,298	3,345

Net cash provided by financing activities	4,813	3,797

Net increase in cash and cash equivalents	1,841	1,243
Cash and cash equivalents, beginning of year	114,937	145,002

Cash and cash equivalents, end of year	$116,778	$146,245

Supplemental cash flows information:
Income taxes paid, net of refunds	$92	$181
Interest paid	$—	$1
Non-cash operating, investing and financing activities:
Capitalized stock-based compensation for internal use software	$84	$87
Capitalized stock-based compensation for direct response advertising	$5	$14

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

NOTE 2 — Basis of Presentation

Interim Financial Statements

The accompanying condensed consolidated financial statements and notes thereto are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on February 22, 2012 with the SEC (the 2011 Annual Report). The condensed consolidated balance sheet as of December 31, 2011, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s balance sheets as of December 31, 2011 and March 31, 2012, the Company’s statements of net and comprehensive income for the three months ended March 31, 2011 and 2012 and the Company’s statements of cash flows for the three months ended March 31, 2011 and 2012. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Fair Value Measurement

Effective January 1, 2012, the Company has adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-4, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Comprehensive Income

Effective January 1, 2012, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The adoption of this pronouncement did not have a material impact on our consolidated financial statements as the amendment impacted presentation only.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the condensed consolidated financial statements.

NOTE 3 — Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31, 2011	March 31, 2012
	(In thousands)
Cash	$4,331	$1,573
Money market fund	140,671	144,672

Total cash and cash equivalents	$145,002	$146,245

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — Concentration of Credit Risk and Fair Value of Financial Instruments

The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet at March 31, 2012 but require disclosure of their fair values: cash, accounts receivable and accounts payable. The estimated fair value of such instruments at March 31, 2012 approximates their carrying value as reported in the consolidated balance sheets except as otherwise disclosed. The fair values of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during the three months ended March 31, 2012. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy, with the exception of cash which would be categorized as Level 1.

The Company measures and reports its investments in money market funds at fair value on a recurring basis. The fair value of the Company’s investments in certain money market funds approximates their face value. Such instruments are classified as Level 1 and are included in cash and cash equivalents, except as noted below.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds
December 31, 2011 (4)	$141,980	$141,980	$—	$—
March 31, 2012 (4)	$145,981	$145,981	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
(4)	Included in the December 31, 2011 and March 31, 2012 balances is $1.3 million and $1.3 million, respectively, of restricted cash, classified in other assets in the accompanying condensed consolidated balance sheet, being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts. Short term restricted cash of $0.5 million is included in other current assets and long term restricted cash of $0.8 million is included in other assets in the accompanying consolidated balance sheet as of March 31, 2012.

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

Significant customer information is as follows:

	December 31, 2011	March 31, 2012
Percentage of accounts receivable:
JPMorgan	18%	17%

	Three Months Ended March 31,
	2011	2012
Percentage of revenue:
JPMorgan	17%	14%

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the condensed consolidated statements of net and comprehensive income, by functional area:

	Three Months Ended March 31,
	2011	2012
	(In thousands)
Stock-based compensation:
Cost of revenue	$128	$269
Research and development	318	549
Sales and marketing	339	644
General and administrative	442	912
Amortization of internal use software	76	94

Total stock-based compensation	$1,303	$2,468

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period less the weighted average number of unvested restricted common shares subject to the right of repurchase. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including options, awards and restricted stock units, unvested restricted common stock subject to repurchase and convertible preferred stock.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2011	2012
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$2,564	$3,512

Denominator (basic):
Weighted average common shares outstanding	43,720	46,074
Less: Weighted average unvested restricted common shares subject to repurchase	(152)	—

Net weighted average common shares outstanding	43,568	46,074

Denominator (diluted):
Net weighted average common shares outstanding	43,568	46,074
Dilutive stock options outstanding	5,372	3,795
Unvested restricted stock units	—	49
Weighted average unvested restricted common shares subject to repurchase	152	—

Net weighted average common shares outstanding	49,092	49,918

Net income per share:
Basic	$0.06	$0.08
Diluted	$0.05	$0.07

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended March 31,
	2011	2012
	(In thousands)
Stock options outstanding	71	985

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — Income Taxes

The Company recorded an income tax provision of $1.2 million and $2.2 million for the three months ended March 31, 2011 and 2012, respectively. The Company’s effective tax rate was 33% and 39% for the three months ended March 31, 2011 and 2012, respectively. The increase in the Company’s effective tax rate was due primarily to the expiration of the federal research and development credit which has not currently been extended for 2012.

As of March 31, 2012, the Company continues to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize its federal deferred tax assets and to partially realize its State of California deferred tax assets in future periods. The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. The Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $2.0 million as of March 31, 2012 relating to net operating losses for the State of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration.

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

At March 31, 2012, the Company had net operating loss carryforwards for federal purposes of approximately $154.8 million that expire at varying dates from 2020 to 2031. Of the $154.8 million, approximately $61.4 million relates to excess tax benefits related to stock options and awards. When realized as a reduction of income taxes payable, the excess tax benefits will be credited to additional paid-in capital. The timing and manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership change rules under Section 382 of the Internal Revenue Code.

As of December 31, 2011 and March 31, 2012, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.6 million. The balance of the gross unrecognized tax benefits is not expected to materially change in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three months ended March 31, 2011 and 2012, the accrued interest and penalties were immaterial.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; our expectations regarding our expenses and revenue; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; our relocation of our California headquarters; volatility of our stock; payment of dividends; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our legal proceedings; intellectual property; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Professional Management

We derive professional management revenue from member fees paid by or on behalf of plan participants who are enrolled in our Professional Management service for the management of their account assets. Our Professional Management service is a discretionary investment management service that includes retirement income services, a Retirement Plan analyzing investments, contribution rate and projected retirement income, a Retirement Checkup designed to help plan participants develop a strategy for closing the gap, if any, between the participant’s retirement goal and current retirement income forecast and retirement income services. Income+ is a feature of our Professional Management service that provides retirement income for 401(k) participants by providing discretionary portfolio management with an income objective and steady monthly payments from their 401(k) accounts during retirement. The services are generally made available to plan participants in a 401(k) plan by written agreements with the plan provider, plan sponsor and the plan participant.

Our arrangements with customers generally provide for member fees based on the value of assets we manage for plan participants and are generally payable quarterly in arrears. The majority of our member fees across both advisory and subadvisory relationships are calculated on a monthly basis, as the product of member fee rates and the value of AUM at or near the end of each month for members. In general, we expect this methodology to reduce the impact of financial market volatility on our professional management revenue, although this methodology may result in lower member fees if the financial markets are down when member fees are calculated, even if the market had performed well earlier in the month or the quarter.

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

Prior to fiscal year 2012, we saw an increase in professional management revenue in the fourth quarter due to the fee structure with one of our subadvisory plan providers, under which we recognized the difference between earned revenue and annual minimum contractual revenue in the fourth quarter. Effective January 2012, we no longer expect to see this fourth quarter trend as the fee structure for this particular plan provider has been renegotiated to provide an earned revenue fee structure that eliminates the annual minimum contractual revenue provision. As a result, the earned revenue from this plan provider could vary substantially with market performance and net enrollment, as is the case with professional management revenue from our other plan providers. Exclusive of these factors, we expect the revised contract will result in comparable annual economics to the prior arrangement without the seasonality effect.

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

As of March 31, 2012, we had approximately $517 billion of AUC and 5.9 million eligible plan participants in plans for which the Professional Management service is available, which includes approximately $19 billion of AUC and 287,000 eligible plan participants in plans for which Income+ has been made available to participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC (1)
All plans as of March 31, 2012
Professional Management available	10.0%	10.4%
Professional Management available 14 months or more	11.4%	11.5%
Professional Management available 26 months or more	12.3%	12.8%

(1)	We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. For the three months ended March 31, 2012, we performed a calculation to estimate the marked-to-market asset enrollment rate as of March 31, 2012, which we believe was closer to approximately 10.3% where Professional Management is available, approximately 11.4% where Professional Management has been available for 14 months or more and approximately 12.8% where Professional Management has been available for 26 months or more.

As of March 31, 2012, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	4%
Bonds	24%
Domestic Equity	49%
International Equity	23%

Total	100%

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

Changes in AUM

The following table illustrates changes in our AUM from over the last four quarters:

	Q2’11	Q3’11	Q4’11	Q1’12
	(In billions)
AUM, beginning of period	$41.0	$43.8	$42.0	$47.5
AUM from net enrollment (1)	2.5	1.8	2.2	1.0
Other (2)(3)	0.3	(3.6)	3.3	5.2

AUM, end of period	$43.8	$42.0	$47.5	$53.7

(1)	The aggregate amount of assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the period less the aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period, less the aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period.
(2)	Other factors affecting assets under management include employer and employee contributions, market movement, plan administrative fees as well as participant loans and hardship withdrawals. We cannot separately quantify the impact of these factors as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement.
(3)	Contributions are estimated each quarter from annual contribution rates based on data received from plan providers. Contributions are estimated to have been approximately $0.7 billion in Q2’11, $0.7 billion in Q3’11, $0.8 billion in Q4’11 and $0.8 billion in Q1’12. These amounts are included in the Other line item in the above table.

Our AUM increases or decreases based on several factors. AUM can increase due to market performance, by the addition of new assets as participants enroll into our Professional Management service, both at existing sponsors as well as at new sponsors where the services have been made available, and by the addition of new assets from employee and employer contributions into their 401(k) accounts. AUM can decrease due to market performance and by the reduction of assets as a result of members terminating their membership, members rolling their assets out of the retirement plan, and sponsors canceling the Professional Management service. Historically, member cancellation rates have typically increased during periods where there has been a significant decline in stock market performance. In addition, member cancellation rates are typically the highest in the three months immediately following the completion of a given promotional campaign, and certain types of promotional techniques may result in higher than average cancellation rates at the end of the promotional period.

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

Other costs and expenses include the costs of fees paid to plan providers related to the exchange of plan and plan participant data as well as implementing our transaction instructions for member accounts, marketing and member materials and postage, and amortization and depreciation for hardware and software purchases and support.

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

General and Administrative.    General and administrative expense includes costs for finance, accounting, legal, compliance and administration. Costs in this area include employee compensation and related expenses and fees for consulting and professional services. We have incurred and we expect that we will continue to incur expenses as a result of becoming a public company for, among other things, SEC reporting and compliance, including compliance with the Sarbanes-Oxley Act of 2002, director fees, insurance, and other similar expenses.

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

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2012, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2011 included in our 2011 Annual Report.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended March 31, 2011 and 2012

	Three Months Ended March 31,		Three Months Ended March 31,		Increase (Decrease)
	2011	2012	2011	2012	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	74%	79%	$23,893	$32,869	$8,976	38%
Platform	24	20	7,738	8,262	524	7
Other	2	1	650	580	(70)	(11)

Total revenue	100	100	32,281	41,711	9,430	29
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	36	37	11,622	15,316	3,694	32
Research and development	16	15	5,175	6,139	964	19
Sales and marketing	22	22	7,076	9,259	2,183	31
General and administrative	10	9	3,311	3,811	500	15
Amortization of internal use software	4	3	1,287	1,472	185	14

Total costs and expenses	88	86	28,471	35,997	7,526	26

Income from operations	12	14	3,810	5,714	1,904	50
Interest income (expense)	—	—	2	—	(2)	(100)

Income before income tax expense	12	14	3,812	5,714	1,902	50
Income tax expense	4	6	1,248	2,202	954	76

Net income	8%	8%	$2,564	$3,512	$948	37%

Revenue

Total revenue increased $9.4 million, or 29%, from $32.3 million for the three months ended March 31, 2011 to $41.7 million for the three months ended March 31, 2012. The increase was due primarily to growth in professional management revenue of $9.0 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Professional management revenue and platform revenue comprised 79% and 20%, respectively, of total revenue for the three months ended March 31, 2012.

Professional Management Revenue

Professional management revenue increased $9.0 million, or 38%, from $23.9 million for the three months ended March 31, 2011 to $32.9 million for the three months ended March 31, 2012. The increase in professional management revenue for the three months ended March 31, 2012 was due primarily to an increase in the average AUM used to calculate fees from approximately $40.0 billion for the three months ended March 31, 2011 to approximately $50.4 billion for the three months ended March 31, 2012. This increase in AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as contributions and market appreciation.

Effective January 2012, due to a revised agreement with one of our subadvisory plan providers, an annual minimum contractual revenue provision has been eliminated, which historically resulted in an increase in professional management revenue in the fourth quarter. We expect the revised contract will result in comparable annual economics to the prior arrangement without the seasonality effect in the fourth quarter.

Platform Revenue

Platform revenue increased approximately $0.5 million, or 7%, from $7.7 million for the three months ended March 31, 2011 to $8.3 million for the three months ended March 31, 2012. The increase in platform revenue for the three months ended March 31, 2012 was due primarily to increased platform fee revenue resulting from service availability at new sponsors.

Costs and Expenses

Costs and expenses increased $7.5 million, or 26%, from $28.5 million for the three months ended March 31, 2011 to $36.0 million for the three months ended March 31, 2012. This increase was due to a $3.7 million increase in cost of revenue, exclusive of amortization of internal use software, a $1.0 million increase in research and development expense, a $2.2 million increase in sales and marketing expense, a $0.5 million increase in general and administrative expense and a $0.2 million increase in amortization of internal use software for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Across functional areas, stock-based compensation expense increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the equity awards granted in mid-November 2011 under the graded-vesting attribution method over a four year vesting period, resulting in greater amounts of stock-based compensation expense recognized in earlier periods of the grants with declining amounts recognized in later periods. In addition, wages expense also increased due to headcount growth and annual compensation increases effective April 1, 2011.

We expect rent expense to increase starting in the second quarter of 2012 due to the commencement of our lease contract for the new headquarters’ facilities.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $3.7 million, or 32%, from $11.6 million for the three months ended March 31, 2011 to $15.3 million for the three months ended March 31, 2012. This increase was due primarily to an increase of $2.8 million in fees paid to plan providers for connectivity to plan and plan participant data resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. In addition, wages, benefits and payroll taxes, and related overhead expenses for the three months ended March 31, 2012 increased $0.5 million. There was an increase in printed marketing materials for subadvisory relationships and printed member materials of $0.3 million as the volume of subadvisory campaigns increased between the comparable periods. There was also as an increase in stock-based compensation expenses of $0.1 million for the three months ended March 31, 2012. As a percentage of revenue, cost of revenue increased from 36% for the three months ended March 31, 2011 to 37% for the three months ended March 31, 2012 due primarily to an increase in fees paid to plan providers for connectivity to plan and plan participant data.

Given significant growth in AUM in recent years, as well as AUM projections for 2012, which include certain assumptions for market and enrollment performance, we expect a few direct advisory plan providers will achieve AUM based milestones in 2012, which will increase our fees paid to those plan providers for connectivity to plan and plan participant data starting in the second quarter of 2012. Due to a revised agreement with one of our subadvised plan providers, our subadvised printed materials expenses will increase starting in the second quarter of 2012. Due to these factors, we expect cost of revenue as a percentage of revenue to increase somewhat for the year ending December 31, 2012.

Research and Development

Research and development expense increased $1.0 million, or 19%, from $5.2 million for the three months ended March 31, 2011 to $6.1 million for the three months ended March 31, 2012. There was a $0.5 million increase in wages, benefits and payroll taxes, and related overhead expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. In addition, there was an increase in non-cash stock-based compensation and cash incentive compensation expenses of $0.2 million and $0.2 million, respectively, as well as a decrease in capitalized internal use software costs of $0.1 million. As a percentage of revenue, research and development expense decreased from 16% for the three months ended March 31, 2011 to 15% for the three months ended March 31, 2012. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $2.2 million, or 31%, from $7.1 million for the three months ended March 31, 2011 to $9.3 million for the three months ended March 31, 2012. There was a $0.8 million increase in advisory printed enrollment materials expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as the volume of advisory campaigns increased between the comparable periods. Additionally, there was a $0.5 million increase in wages and related overhead expenses for the three months ended March 31, 2012, as well as an increase in stock-based compensation, commissions and cash incentive expenses of $0.3 million, $0.2 million and $0.1 million, respectively. There was also an increase in consulting, facilities and other expenses of $0.3 million. As a percentage of revenue, sales and marketing expense remained flat at 22% for the comparable periods.

General and Administrative

General and administrative expense increased $0.5 million, or 15%, from $3.3 million for the three months ended March 31, 2011 to $3.8 million for the three months ended March 31, 2012. There was a $0.5 million increase in non-cash stock-based compensation expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. In addition, wages and cash incentive compensation increased $0.2 million for the three months ended March 31, 2011, offset by a decrease in related overhead allocations of $0.2 million. As a percentage of revenue, general and administrative expense decreased from 10% for the three months ended March 31, 2011 to 9% for the three months ended March 31, 2012. The decrease as a percentage of revenue was primarily due to professional services expenses remaining flat relative to the increase in revenue during the same period.

Amortization of Internal Use Software

Amortization of internal use software increased $0.2 million, or 14%, from $1.3 million for the three months ended March 31, 2011 to $1.5 million for the three months ended March 31, 2012 due to the amortization of higher capitalized costs caused by an increase in development hours required for recently completed projects compared to projects in prior years.

Income Taxes

Income tax expense increased from $1.2 million for the three months ended March 31, 2011 to $2.2 million for the three months ended March 31, 2012. Our effective tax rates were 33% and 39% for the three months ended March 31, 2011 and 2012, respectively. This increase was due primarily to the expiration of the federal research and development credit, which has not currently been extended for 2012. We expect to see an effective tax rate of approximately 38%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of March 31, 2012, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize our federal deferred tax assets and to partially realize our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $2.0 million as of March 31, 2012 relating to net operating losses for the State of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA represents net income before net interest expense (income), income tax expense (benefit), depreciation, amortization of internal use software, amortization of direct response advertising, amortization of deferred sales commissions and amortization of stock-based compensation. Adjusted Net Income represents net income before stock-based compensation expense, net of tax and certain other items such as the income tax benefit from the release of valuation allowances if applicable for the period. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average of dilutive common share equivalents outstanding. For all periods prior to fiscal year 2011, the dilutive common share equivalents outstanding also include on a non-weighted basis the conversion of all preferred stock to common stock, the shares associated with the stock dividend and the shares sold in the initial public offering. This differs from the weighted average diluted shares outstanding used for purposes of calculating GAAP earnings per share.

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

The table below sets forth a reconciliation of net income to Non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended March 31,
	2011	2012
	(In thousands)
Net income	$2,564	$3,512
Interest expense (income)	(3)	—
Income tax expense	1,248	2,202
Depreciation	488	588
Amortization of internal use software	1,211	1,378
Amortization and impairment of direct response advertising	496	1,080
Amortization of deferred sales commissions	299	463
Stock-based compensation	1,303	2,468

Non-GAAP Adjusted EBITDA	$7,606	$11,691

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share on our historical results:

	Three Months Ended March 31,
	2011	2012
	(In thousands, except per share data)
Net income	$2,564	$3,512
Stock-based compensation, net of tax (1)	805	1,525

Non-GAAP Adjusted Net Income	$3,369	$5,037

Non-GAAP Adjusted Earnings Per Share	$0.07	$0.10

Shares of common stock outstanding	43,720	46,074
Dilutive restricted stock and stock options	5,372	3,844

Non-GAAP adjusted weighted common shares outstanding	49,092	49,918

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to stock-based compensation for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the Comparison of Three Months Ended March 31, 2011 and 2012 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next 12 months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, which consist of cash generated from our initial public offering and ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of March 31, 2012, we had total cash and cash equivalents of $146.2 million, compared to $145.0 million as of December 31, 2011.

Consolidated Cash Flow Data

	Three Months Ended March 31,
	2011	2012
	(In thousands)
Net cash used in operating activities	$(414)	$(567)
Net cash used in investing activities	(2,558)	(1,987)
Net cash provided by financing activities	4,813	3,797

Net increase in cash and cash equivalents	$1,841	$1,243
Cash and cash equivalents, end of period	$116,778	$146,245

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 increased $0.2 million compared to net cash used in operating activities for the three months ended March 31, 2011. Operating activities for the three months ended March 12, 2012 resulted in cash used of $0.6 million, as net income of $3.5 million and adjustments for non-cash expenses of $5.6 million, primarily related to amortization of stock based compensation and amortization and impairment of direct response advertising, were more than offset by a net decrease in cash related to changes in operating assets and liabilities of $9.7 million. The decrease in cash related to operating assets and liabilities was primarily due to a decrease in accrued compensation related to 2011 cash incentive program payments as well as an increase in accounts receivable driven by an increase in revenue. Operating activities for the three months ended March 12, 2011 resulted in cash used of $0.4 million, as net income of $2.6 million and adjustments for non-cash expenses of $3.6 million, primarily related to amortization of stock based compensation and amortization of internal use software, were more than offset by a net decrease in cash related to changes in operating assets and liabilities of $6.6 million. The decrease in cash related to operating assets and liabilities was primarily due to a decrease in accrued compensation related to 2010 cash incentive program payments as well as an increase in accounts receivable driven by an increase in revenue offset by a increase in accounts payable.

Investing Activities

Net cash used in investing activities was $2.0 million for the three months ended March 31, 2012 compared to $2.6 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, net cash used for the purchase of property and equipment decreased $0.5 million, as we spent $0.6 million for the three months ended March 31, 2012 compared to $1.1 million for the three months ended March 31, 2011. We expect capital expenditures to increase over the course of the year and in addition, we expect capital expenditures of $7.0 million related to leasehold improvements and $2.7 million for furniture and equipment with respect to the new headquarters’ facility during the year ended December 31, 2012. The new headquarters’ facilities lease contract includes a tenant improvement allowance of $5.3 million. For the three months ended March 31, 2012, we capitalized $1.4 million of internal use software costs compared to $1.4 million of costs capitalized for the three months ended March 31, 2011.

Financing Activities

Net cash provided by financing activities was $3.8 million for the three months ended March 31, 2012 compared to net cash provided by financing activities of $4.8 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, we received $3.3 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $6.3 million during the three months ended March 31, 2011. We incurred cash payments of $1.7 million associated with net share settlements for stock-based awards minimum tax withholdings for the three months ended March 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the three months ended March 31, 2012, 79% of our revenue was derived from fees based on the market value of AUM compared to 69% for the year ended December 31, 2011. This percentage increased due to a revised agreement with one of our subadvisory plan providers, which increased the amount of fees based on the market value of AUM. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the Exchange Act)) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I—Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes from the risk factors disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended March 31, 2012, we issued 503,100 shares of unregistered common stock for an aggregate purchase price of $3.3 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the Securities Act) or the Securities Exchange Act of 1934 (the Exchange Act), whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2012

FINANCIAL ENGINES, INC.

/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President and Chief Executive Officer

(Duly authorized officer and principal executive officer)

/s/ Raymond J. Sims
Raymond J. Sims
Executive Vice President and Chief Financial Officer

(Duly authorized officer and principal financial officer)

/s/ Jeffrey C. Grace
Jeffrey C. Grace
VP, Controller and Principal Accounting Officer

(Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the Securities Act) or the Securities Exchange Act of 1934 (the Exchange Act), whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.