Form 10-Q
period 2012-06-30
Financial Engines, Inc.
filed 2012-08-01
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-34636

FINANCIAL ENGINES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3250323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 Enterprise Way, 3rd Floor

Sunnyvale, CA 94089

(Address of principal executive offices, Zip Code)

(408) 498-6000

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

As of July 25, 2012, 46,704,655 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2011	June 30, 2012
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$145,002	$153,415
Accounts receivable, net	30,495	39,401
Prepaid expenses	3,008	2,723
Deferred tax assets	13,155	13,155
Other current assets	3,498	7,982

Total current assets	195,158	216,676
Property and equipment, net	3,926	11,531
Internal use software, net	10,723	10,588
Long-term deferred tax assets	31,424	28,049
Direct response advertising, net	8,851	9,012
Other assets	4,361	3,907

Total assets	$254,443	$279,763

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,740	$16,119
Accrued compensation	13,262	8,617
Deferred revenue	9,691	9,276
Other current liabilities	124	155

Total current liabilities	32,817	34,167
Long-term deferred revenue	1,533	1,384
Long-term deferred rent	459	5,744
Other liabilities	74	75

Total liabilities	34,883	41,370

Commitments and Contingencies (see note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 10,000 authorized as of December 31, 2011 and June 30, 2012; None issued and outstanding as of December 31, 2011 and June 30, 2012	—	—
Common stock, $0.0001 par value — 500,000 authorized as of December 31, 2011 and June 30, 2012; 45,784 and 46,641 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	5	5
Additional paid-in capital	298,196	309,694
Accumulated deficit	(78,641)	(71,306)

Total stockholders’ equity	219,560	238,393

Total liabilities and stockholders’ equity	$254,443	$279,763

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(In thousands, except per share data)
Revenue:
Professional management	$26,508	$35,188	$50,401	$68,057
Platform	8,021	8,249	15,759	16,511
Other	743	849	1,393	1,429

Total revenue	35,272	44,286	67,553	85,997

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	12,265	17,309	23,887	32,625
Research and development	5,371	6,081	10,546	12,220
Sales and marketing	7,800	9,461	14,876	18,720
General and administrative	3,140	3,807	6,451	7,618
Amortization of internal use software	1,481	1,530	2,768	3,002

Total costs and expenses	30,057	38,188	58,528	74,185

Income from operations	5,215	6,098	9,025	11,812
Interest income (expense)	1	4	3	4

Income before income taxes	5,216	6,102	9,028	11,816
Income tax expense	1,761	2,279	3,009	4,481

Net and comprehensive income	$3,455	$3,823	$6,019	$7,335

Net income per share attributable to holders of common stock
Basic	$0.08	$0.08	$0.14	$0.16
Diluted	$0.07	$0.08	$0.12	$0.15
Shares used to compute net income per share attributable to holders of common stock
Basic	44,700	46,437	44,138	46,256
Diluted	49,539	49,958	49,319	49,939

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2012
	(In thousands)
Cash flows from operating activities:
Net income	$6,019	$7,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,037	1,197
Amortization of internal use software	2,608	2,807
Stock-based compensation	2,567	4,982
Amortization of deferred sales commissions	639	898
Amortization and impairment of direct response advertising	1,148	2,302
Provision for doubtful accounts	80	113
Loss on fixed asset disposal	—	1
Excess tax benefit associated with stock-based compensation	(476)	(943)
Changes in operating assets and liabilities:
Accounts receivable	(5,639)	(9,019)
Prepaid expenses	(442)	285
Deferred tax assets	2,488	3,375
Direct response advertising	(2,516)	(2,455)
Other assets	(665)	(4,928)
Accounts payable	1,895	4,728
Accrued compensation	(6,898)	(4,645)
Deferred revenue	3,975	(564)
Deferred rent	(28)	5,316
Other liabilities	1	2

Net cash provided by operating activities	5,793	10,787

Cash flows from investing activities:
Purchase of property and equipment	(2,095)	(6,209)
Capitalization of internal use software	(2,802)	(2,692)
Restricted cash	(32)	—

Net cash used in investing activities	(4,929)	(8,901)

Cash flows from financing activities:
Net share settlements for stock-based awards minimum tax withholdings	(1,718)	—
Excess tax benefit associated with stock-based compensation	476	943
Proceeds from issuance of common stock, net of offering costs	10,519	5,584

Net cash provided by financing activities	9,277	6,527

Net increase in cash and cash equivalents	10,141	8,413
Cash and cash equivalents, beginning of period	114,937	145,002

Cash and cash equivalents, end of period	$125,078	$153,415

Supplemental cash flows information:
Income taxes paid, net of refunds	$172	$181
Interest paid	$—	$1
Non-cash operating, investing and financing activities:
Capitalized stock-based compensation for internal use software	$155	$175
Capitalized stock-based compensation for direct response advertising	$13	$29

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2011 and June 30, 2012, the Company’s Statements of Net and Comprehensive Income for the three and six months ended June 30, 2011 and 2012 and the Company’s Statements of Cash Flows for the six months ended June 30, 2011 and 2012. The results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

NOTE 3 — Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,	June 30,
	2011	2012
	(In thousands)
Cash	$4,331	$3,242
Money market fund	140,671	150,173

Total cash and cash equivalents	$145,002	$153,415

NOTE 4 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis. There have been no changes in the Company’s valuation techniques during the three and six months ended June 30, 2012. The fair value of the Company’s investments in certain money market funds approximates their face value. Such instruments are classified as Level 1 and are included in cash and cash equivalents, except as noted below.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds
December 31, 2011 (4)	$141,980	$141,980	$—	$—
June 30, 2012 (4)	$151,482	$151,482	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
(4)	Included in the December 31, 2011 and June 30, 2012 balances is $1.3 million and $1.3 million, respectively, of restricted cash, classified in other assets in the accompanying Condensed Consolidated Balance Sheet, being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts. Short term restricted cash of $0.5 million is included in other current assets and long term restricted cash of $0.8 million is included in other assets in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Significant customer information is as follows:

	December 31, 2011	June 30, 2012
Percentage of accounts receivable:
JPMorgan	18%	16%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Percentage of revenue:
JPMorgan	16%	13%	17%	14%

NOTE 5 — Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the condensed consolidated statements of net and comprehensive income, by functional area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(In thousands)
Stock-based compensation:
Cost of revenue	$101	$296	$230	$565
Research and development	286	532	604	1,082
Sales and marketing	326	640	665	1,284
General and administrative	466	945	908	1,856
Amortization of internal use software	85	101	160	195

Total stock-based compensation	$1,264	$2,514	$2,567	$4,982

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$3,455	$3,823	$6,019	$7,335

Denominator (basic):
Weighted average common shares outstanding	44,700	46,437	44,213	46,256
Less: Weighted average unvested restricted common shares subject to repurchase	—	—	(75)	—

Net weighted average common shares outstanding	44,700	46,437	44,138	46,256

Denominator (diluted):
Net weighted average common shares outstanding	44,700	46,437	44,138	46,256
Dilutive stock options outstanding	4,839	3,446	5,106	3,621
Unvested restricted stock units	—	75	—	62
Weighted average unvested restricted common shares subject to repurchase	—	—	75	—

Net weighted average common shares outstanding	49,539	49,958	49,319	49,939

Net income per share:
Basic	$0.08	$0.08	$0.14	$0.16
Diluted	$0.07	$0.08	$0.12	$0.15

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(In thousands)
Stock options outstanding	224	1,119	147	1,052

Total anti-dilutive common equivalent shares	224	1,119	147	1,052

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — Income Taxes

The Company recorded an income tax provision of $1.8 million and $2.3 million for the three months ended June 30, 2011 and 2012, respectively, and an income tax provision of $3.0 million and $4.5 million for the six months ended June 30, 2011 and 2012, respectively. The Company’s effective tax rate was 33% and 38% for the six months ended June 30, 2011 and 2012, respectively. The increase in the Company’s effective tax rate was due primarily to the expiration of the federal research and development credit which has not currently been extended for 2012.

As of June 30, 2012, the Company continues to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize its federal deferred tax assets and to partially realize its State of California deferred tax assets in future periods. The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. The Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $2.0 million as of June 30, 2012 relating to net operating losses for the State of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration.

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

At June 30, 2012, the Company had net operating loss carryforwards for federal purposes of approximately $144.9 million that expire at varying dates from 2020 to 2031. Of the $144.9 million, approximately $61.4 million relates to excess tax benefits related to stock options and awards. When realized as a reduction of income taxes payable, the excess tax benefits will be credited to additional paid-in capital.

As of December 31, 2011 and June 30, 2012, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.6 million. The balance of the gross unrecognized tax benefits is not expected to materially change in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended June 30, 2011 and 2012, the accrued interest and penalties were immaterial.

NOTE 8 — Commitments and Contingencies

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations.

Other Receivable and Deferred Rent

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Company entered into an operating lease contract for a new headquarters’ facilities space in October 2011. The operating lease contract includes a tenant improvement allowance of $5.3 million. As of June 30, 2012, there was a receivable balance of $4.3 million related to the tenant improvement allowance included in other current assets on the Condensed Consolidated Balance Sheets. As of December 31, 2011, there was no receivable balance related to the tenant improvement allowance.

The Company recognizes rent expense on a straight-line basis over the lease period commencing on the date that the premise is available from the landlord. The lease period includes the construction period required to make the leased space suitable for the Company. For purposes of calculating straight-line rent expense, the commencement date of the lease term reflects the date the Company takes possession of the building for initial construction and setup.

The Company classifies tenant improvement allowances in its condensed consolidated financial statements under deferred rent and amortizes them on a straight-line basis over the related lease period. Tenant improvement allowance activity is presented as part of cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.

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

As of June 30, 2012, we had approximately $536 billion of AUC and 6.3 million eligible plan participants in plans for which the Professional Management service is available, which includes approximately $21 billion of AUC and 313,000 eligible plan participants in plans for which Income+ has been made available to participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
All plans as of June 30, 2012
Professional Management available	9.6%	10.1%
Professional Management available 14 months or more	11.3%	11.5%
Professional Management available 26 months or more	12.1%	12.5%

(1)	We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of June 30, 2012, we performed a calculation to estimate the marked-to-market asset enrollment rate as of June 30, 2012, which we believe was approximately 10.1% where Professional Management is available, approximately 11.5% where Professional Management has been available for 14 months or more and approximately 12.5% where Professional Management has been available for 26 months or more.

As of June 30, 2012, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	4%
Bonds	26%
Domestic Equity	48%
International Equity	22%

Total	100%

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

Changes in AUM

The following table illustrates changes in our AUM from over the last four quarters:

	Q3’11	Q4’11	Q1’12	Q2’12
	(In billions)
AUM, beginning of period	$43.8	$42.0	$47.5	$53.7
AUM from net enrollment (1)	1.8	2.2	1.0	1.7
Other (2)	(3.6)	3.3	5.2	(1.2)

AUM, end of period	$42.0	$47.5	$53.7	$54.2

(1)	The aggregate amount of assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the period less the aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period, less the aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period.
(2)	Other factors affecting assets under management include employer and employee contributions, market movement, plan administrative fees, as well as participant loans and hardship withdrawals. Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers and are estimated to have been approximately $0.7 billion in Q3’11, $0.8 billion in Q4’11, $0.8 billion in Q1’12, and $0.9 billion in Q2’12. We cannot separately quantify the impact of the other factors contained in this line item as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement.

Our AUM increases or decreases based on several factors. AUM can increase due to market performance, by the addition of new assets as participants enroll into our Professional Management service, both at existing sponsors as well as at new sponsors where the services have been made available, and by the addition of new assets from employee and employer contributions into their 401(k) accounts. AUM can decrease due to market performance and by the reduction of assets as a result of members terminating their membership, members rolling their assets out of the retirement plan, and sponsors canceling the Professional Management service. Historically, member cancellation rates have typically increased during periods where there has been a significant decline in stock market performance. In addition, member cancellation rates are typically the highest in the three and six months immediately following the completion of a given promotional campaign, and certain types of promotional techniques may result in higher than average cancellation rates at the end of the promotional period.

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

Costs and Expenses

Employee compensation and related expenses represent our largest expense and includes wages, cash incentive compensation expense, benefits expenses, employer payroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including non-cash stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. While we expect our headcount to increase over time, we believe that the economies of scale in our business model can allow us to grow our compensation and related expenses at a lower rate than revenue. We anticipate granting equity awards to board members and certain of our employees each year, with the most significant event typically occurring in the middle of the fourth quarter, that may result in significant non-cash stock-based compensation expense. We anticipate providing annual compensation increases to certain of our employees each year, typically in the second quarter that may result in an increase primarily to wages expense.

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

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2012, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2011 included in our 2011 Annual Report.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended June 30, 2011 and 2012

	Three Months Ended June 30,		Three Months Ended June 30,		Increase (Decrease)
	2011	2012	2011	2012	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	75%	79%	$26,508	$35,188	$8,680	33%
Platform	23	19	8,021	8,249	228	3
Other	2	2	743	849	106	14

Total revenue	100	100	35,272	44,286	9,014	26
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	35	39	12,265	17,309	5,044	41
Research and development	15	14	5,371	6,081	710	13
Sales and marketing	22	21	7,800	9,461	1,661	21
General and administrative	9	9	3,140	3,807	667	21
Amortization of internal use software	4	3	1,481	1,530	49	3

Total costs and expenses	85	86	30,057	38,188	8,131	27

Income from operations	15	14	5,215	6,098	883	17
Interest income (expense)	—	—	1	4	3	300

Income before income tax expense	15	14	5,216	6,102	886	17
Income tax expense	5	5	1,761	2,279	518	29

Net income	10%	9%	$3,455	$3,823	$368	11%

Revenue

Total revenue increased $9.0 million, or 26%, from $35.3 million for the three months ended June 30, 2011 to $44.3 million for the three months ended June 30, 2012. The increase was due primarily to growth in professional management revenue of $8.7 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Professional management revenue and platform revenue comprised 79% and 19%, respectively, of total revenue for the three months ended June 30, 2012.

Professional Management Revenue

Professional management revenue increased $8.7 million, or 33%, from $26.5 million for the three months ended June 30, 2011 to $35.2 million for the three months ended June 30, 2012. The increase in professional management revenue for the three months ended June 30, 2012 was due primarily to an increase in the average AUM used to calculate fees from approximately $43.5 billion for the three months ended June 30, 2011 to approximately $53.9 billion for the three months ended June 30, 2012. This increase in average AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as contributions and market appreciation.

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

Platform Revenue

Platform revenue increased approximately $0.2 million, or 3%, from $8.0 million for the three months ended June 30, 2011 to $8.2 million for the three months ended June 30, 2012. The increase in platform revenue for the three months ended June 30, 2012 was due primarily to service availability at new sponsors.

Costs and Expenses

Costs and expenses increased $8.1 million, or 27%, from $30.1 million for the three months ended June 30, 2011 to $38.2 million for the three months ended June 30, 2012. This increase was due to a $5.0 million increase in cost of revenue, exclusive of amortization of internal use software, a $0.7 million increase in research and development expense, a $1.7 million increase in sales and marketing expense, and a $0.7 million increase in general and administrative expense for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Across functional areas, non-cash stock-based compensation expense increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to the equity awards granted in mid-November 2011 under the graded-vesting attribution method over a four-year vesting period, resulting in greater amounts of stock-based compensation expense recognized in earlier periods of the grants with declining amounts recognized in later periods. In addition, wages expense also increased due to headcount growth and annual compensation increases effective April 1, 2012. Rent expense, which is included in allocated overhead expenses, increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to the commencement of our lease contract for the new headquarters’ facilities, which has been expensed, in addition to the rent expense on our current headquarters’ facility lease which terminates in August 2012.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $5.0 million, or 41%, from $12.3 million for the three months ended June 30, 2011 to $17.3 million for the three months ended June 30, 2012. This increase was due primarily to an increase of $3.5 million in fees paid to plan providers for connectivity to plan and plan participant data for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones,. There was also an increase in printed marketing materials for subadvisory relationships and printed member materials of $0.8 million due primarily to an increase in the volume of subadvisory participants receiving our printed campaign materials. In addition, non-cash stock-based compensation expenses increased $0.2 million, wages increased $0.1 million, and cash incentive compensation increased $0.1 million. Allocated overhead expenses, including rent expense, increased $0.2 million and other expenses increased $0.1 million for the three months ended June 30, 2012. As a percentage of revenue, cost of revenue increased from 35% for the three months ended June 30, 2011 to 39% for the three months ended June 30, 2012 due primarily to an increase in data connectivity fees resulting from the achievement of certain contractual AUM based milestones. We do not currently expect any additional AUM based milestones to significantly affect data connectivity fees in future periods. We expect cost of revenue as a percentage of revenue to increase modestly for the third quarter of 2012 due to an increase in printed materials expense as a result of a revised agreement with one of our subadvisory plan providers and increased campaign activity.

Research and Development

Research and development expense increased $0.7 million, or 13%, from $5.4 million for the three months ended June 30, 2011 to $6.1 million for the three months ended June 30, 2012. There was a $0.4 million increase in allocated overhead expenses, including rent expense, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. In addition, there was an increase in non-cash stock-based compensation expenses of $0.3 million and an increase in wages of $0.2 million, offset by a decrease in cash incentive compensation of $0.2 million. As a percentage of revenue, research and development expense decreased from 15% for the three months ended June 30, 2011 to 14% for the three months ended June 30, 2012. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $1.7 million, or 21%, from $7.8 million for the three months ended June 30, 2011 to $9.5 million for the three months ended June 30, 2012. There was a $0.4 million increase in wages, a $0.3 million increase in non-cash stock-based compensation and a $0.1 million increase in commissions expense, offset by a decrease in cash incentive compensation of $0.1 million. Additionally, there was a $0.6 million increase in advisory printed enrollment materials expense for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as amortization of direct response advertising increased as well as a $0.3 million increase in allocated overhead expense, including rent. There was also a net increase in consulting and general marketing program expenses of $0.1 million. As a percentage of revenue, sales and marketing expense decreased from 22% for the three months ended June 30, 2011 to 21% for the three months ended June 30, 2012. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period. We currently anticipate an additional consulting expense of $0.6 million in the third quarter of 2012 related to a customer experience design project.

General and Administrative

General and administrative expense increased $0.7 million, or 21%, from $3.1 million for the three months ended June 30, 2011 to $3.8 million for the three months ended June 30, 2012. There was a $0.5 million increase in non-cash stock-based compensation expense for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. In addition, wages increased $0.1 million for the three months ended June 30, 2012, offset by a decrease in cash incentive compensation of $0.1 million. There was also an increase in equipment related expenses of $0.1 million and other expenses of $0.1 million. As a percentage of revenue, general and administrative expense remained flat at 9% for comparable periods.

Income Taxes

Income tax expense increased from $1.8 million for the three months ended June 30, 2011 to $2.3 million for the three months ended June 30, 2012. Our effective tax rates were 34% and 37% for the three months ended June 30, 2011 and 2012, respectively. This increase was due primarily to the expiration of the federal research and development credit, which has not currently been extended for 2012. We expect to see an effective tax rate of approximately 38%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of June 30, 2012, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize our federal deferred tax assets and to partially realize our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $2.0 million as of June 30, 2012 relating to net operating losses for the State of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

Comparison of Six Months Ended June 30, 2011 and 2012

	Six Months Ended June 30,		Six Months Ended June 30,		Increase (Decrease)
	2011	2012	2011	2012	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	75%	79%	$50,401	$68,057	$17,656	35%
Platform	23	19	15,759	16,511	752	5
Other	2	2	1,393	1,429	36	3

Total revenue	100	100	67,553	85,997	18,444	27
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	35	38	23,887	32,625	8,738	37
Research and development	16	14	10,546	12,220	1,674	16
Sales and marketing	22	22	14,876	18,720	3,844	26
General and administrative	10	9	6,451	7,618	1,167	18
Amortization of internal use software	4	3	2,768	3,002	234	8

Total costs and expenses	87	86	58,528	74,185	15,657	27

Income from operations	13	14	9,025	11,812	2,787	31
Interest income (expense)	—	—	3	4	1	33

Income before income tax expense	13	14	9,028	11,816	2,788	31
Income tax expense	4	5	3,009	4,481	1,472	49

Net income	9%	9%	$6,019	$7,335	$1,316	22%

Revenue

Total revenue increased $18.4 million, or 27%, from $67.6 million for the six months ended June 30, 2011 to $86.0 million for the six months ended June 30, 2012. The increase was due primarily to growth in professional management revenue of $17.7 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Professional management revenue and platform revenue comprised 79% and 19%, respectively, of total revenue for the six months ended June 30, 2012.

Professional Management Revenue

Professional management revenue increased $17.7 million, or 35%, from $50.4 million for the six months ended June 30, 2011 to $68.1 million for the six months ended June 30, 2012. The increase in professional management revenue for the six months ended June 30, 2012 was due primarily to an increase in the average AUM used to calculate fees from approximately $41.7 billion for the six months ended June 30, 2011 to approximately $53.0 billion for the six months ended June 30, 2012. This increase in AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as contributions and market appreciation.

Platform Revenue

Platform revenue increased approximately $0.8 million, or 5%, from $15.8 million for the six months ended June 30, 2011 to $16.5 million for the six months ended June 30, 2012. The increase in platform revenue for the six months ended June 30, 2012 was due primarily to increased platform fee revenue resulting from service availability at new sponsors.

Costs and Expenses

Costs and expenses increased $15.7 million, or 27%, from $58.5 million for the six months ended June 30, 2011 to $74.2 million for the six months ended June 30, 2012. This increase was due to a $8.7 million increase in cost of revenue, exclusive of amortization of internal use software, a $1.7 million increase in research and development expense, a $3.8 million increase in sales and marketing expense, a $1.2 million increase in general and administrative expense and a $0.2 million increase in amortization of internal use software for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Across functional areas, non-cash stock-based compensation expense increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to the equity awards granted in mid-November 2011 under the graded-vesting attribution method over a four-year vesting period, resulting in greater amounts of non-cash stock-based compensation expense recognized in earlier periods of the grants with declining amounts recognized in later periods. In addition, wages expense also increased due to headcount growth and annual compensation increases effective April 1, 2012. Rent expense increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the commencement of our lease contract for the new headquarters’ facilities.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $8.7 million, or 37%, from $23.9 million for the six months ended June 30, 2011 to $32.6 million for the six months ended June 30, 2012. This increase was due primarily to an increase of $6.3 million in fees paid to plan providers for connectivity to plan and plan participant data for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones,. There was also an increase in printed marketing materials for subadvisory relationships and printed member materials of $1.1 million due primarily to an increase in the volume of subadvisory participants receiving our printed campaign materials. In addition, wages, benefits and payroll taxes increased $0.5 million for the six months ended June 30, 2012. There was as a $0.3 million increase in non-cash stock-based compensation expenses and a $0.1 million increase in cash incentive compensation. There was also a $0.3 million increase in allocated overhead expenses, including rent, and a $0.1 million increase in other expenses for the six months ended June 30, 2012. As a percentage of revenue, cost of revenue increased from 35% for the six months ended June 30, 2011 to 38% for the six months ended June 30, 2012 due primarily to an increase in data connectivity fees resulting from the achievement of certain contractual AUM based milestones and an increase in print costs as a result of a revised agreement with one of subadvisory plan providers.

Research and Development

Research and development expense increased $1.7 million, or 16%, from $10.5 million for the six months ended June 30, 2011 to $12.2 million for the six months ended June 30, 2012. There was a $0.5 million increase in wages for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. In addition, there was an increase in non-cash stock-based compensation expense of $0.5 million. Additionally, there was also a $0.5 million increase in allocated overhead expenses, including rent, a $0.1 million increase in equipment related expenses as well as an increase in other expenses of $0.1 million. As a percentage of revenue, research and development expense decreased from 16% for the six months ended June 30, 2011 to 14% for the six months ended June 30, 2012. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $3.8 million, or 26%, from $14.9 million for the six months ended June 30, 2011 to $18.7 million for the six months ended June 30, 2012. There was a $1.4 million increase in advisory printed enrollment materials expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as amortization of direct response advertising increased as well as the volume of advisory participants receiving printed campaign materials. Additionally, there was a $0.9 million increase in wages, benefits and payroll tax expenses for the six months ended June 30, 2012, as well as an increase in non-cash stock-based compensation and commissions of $0.6 million and $0.3 million, respectively. Allocated overhead expenses, including rent, increased $0.5 million. There was also a net increase in consulting and general marketing programs expenses of $0.1 million. As a percentage of revenue, sales and marketing expense remained flat at 22% for the comparable periods.

General and Administrative

General and administrative expense increased $1.2 million, or 18%, from $6.5 million for the six months ended June 30, 2011 to $7.6 million for the six months ended June 30, 2012. There was a $1.0 million increase in non-cash stock-based compensation expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. In addition, wages increased $0.2 million for the six months ended June 30, 2011, offset by a decrease in allocated overhead expenses of $0.1 million. There was also an increase in equipment related expenses of $0.1 million. As a percentage of revenue, general and administrative expense decreased from 10% for the six months ended June 30, 2011 to 9% for the six months ended June 30, 2012. The decrease as a percentage of revenue was primarily due to professional services expenses remaining flat relative to the increase in revenue during the same period.

Amortization of Internal Use Software

Amortization of internal use software increased $0.2 million, or 8%, from $2.8 million for the six months ended June 30, 2011 to $3.0 million for the six months ended June 30, 2012 due to the amortization of higher capitalized costs caused by an increase in development hours required for recently completed projects compared to projects in prior years.

Income Taxes

Income tax expense increased from $3.0 million for the six months ended June 30, 2011 to $4.5 million for the six months ended June 30, 2012. Our effective tax rates were 33% and 38% for the six months ended June 30, 2011 and 2012, respectively. This increase was due primarily to the expiration of the federal research and development credit, which has not currently been extended for 2012.

Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA represents net income before net interest expense (income), income tax expense (benefit), depreciation, amortization of internal use software, amortization of direct response advertising, amortization of deferred sales commissions and amortization of stock-based compensation. Adjusted Net Income represents net income before non-cash stock-based compensation expense, net of tax and certain other items such as the income tax benefit from the release of valuation allowances if applicable for the period. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average of dilutive common share equivalents outstanding. For all periods prior to fiscal year 2011, the dilutive common share equivalents outstanding also include on a non-weighted basis the conversion of all preferred stock to common stock, the shares associated with the stock dividend and the shares sold in the initial public offering. This differs from the weighted average diluted shares outstanding used for purposes of calculating GAAP earnings per share.

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

We also present Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as supplemental performance measures because we believe that these measures provide our board of directors, management and investors with additional information to measure our performance. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets (affecting relative depreciation expense) and amortization of internal use software, direct response advertising and commissions, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Management also believes it is useful to exclude non-cash stock-based compensation expense from Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share because non-cash equity grants made at a certain price and point in time, as well as certain other items such as the income tax benefit from the release of valuation allowances, do not necessarily reflect how our business is performing at any particular time.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(In thousands)
Net income	$3,455	$3,823	$6,019	$7,335
Interest expense (income)	(1)	(4)	(4)	(4)
Income tax expense	1,761	2,279	3,009	4,481
Depreciation	550	609	1,038	1,197
Amortization of internal use software	1,397	1,429	2,608	2,807
Amortization and impairment of direct response advertising	652	1,222	1,148	2,302
Amortization of deferred sales commissions	340	436	639	898
Stock-based compensation	1,264	2,514	2,567	4,982

Non-GAAP Adjusted EBITDA	$9,418	$12,308	$17,024	$23,998

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(In thousands, except per share amounts)
Net income	$3,455	$3,823	$6,019	$7,335
Stock-based compensation, net of tax (1)	781	1,554	1,586	3,079

Non-GAAP Adjusted Net Income	$4,236	$5,377	$7,605	$10,414

Non-GAAP Adjusted Earnings Per Share	$0.09	$0.11	$0.15	$0.21

Shares of common stock outstanding	44,700	46,437	44,213	46,256
Dilutive restricted stock and stock options	4,839	3,521	5,106	3,683

Non-GAAP adjusted weighted common shares outstanding	49,539	49,958	49,319	49,939

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to stock-based compensation for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the Comparison of Three and Six Months Ended June 30, 2011 and 2012 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next 12 months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash and cash equivalents on hand and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of June 30, 2012, we had total cash and cash equivalents of $153.4 million, compared to $145.0 million as of December 31, 2011.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2011	2012
	(In thousands)
Net cash provided by operating activities	$5,793	$10,787
Net cash used in investing activities	(4,929)	(8,901)
Net cash provided by financing activities	9,277	6,527

Net increase in cash and cash equivalents	$10,141	$8,413
Cash and cash equivalents, end of period	$125,078	$153,415

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 increased $5.0 million compared to net cash provided by operating activities for the six months ended June 30, 2011. Operating activities for the six months ended June 30, 2012 resulted in cash provided of $10.8 million, as net income of $7.3 million and adjustments for non-cash expenses of $11.4 million, primarily related to amortization of non-cash stock based compensation, amortization of internal use software and amortization and impairment of direct response advertising, offset by a decrease in cash related to changes in operating assets and liabilities of $7.9 million. The decrease in cash related to operating assets and liabilities was primarily due to an increase in accounts receivable due to an increase in revenue, an increase in other assets related to receivables related to reimbursable tenant improvement allowances and a decrease in accrued compensation related to 2011 cash incentive program payments. Operating activities for the six months ended June 30, 2011 resulted in cash provided of $5.8 million, as net income of $ 6.0 million and adjustments for non-cash expenses of $7.6 million, primarily related to amortization of internal use software and amortization of stock based compensation, were offset by a net decrease in cash related to changes in operating assets and liabilities of $7.8 million. The decrease in cash related to operating assets and liabilities was primarily due to a decrease in accrued compensation related to 2010 cash incentive program payments as well as an increase in accounts receivable driven by an increase in revenue, offset by an increase in deferred revenue.

Investing Activities

Net cash used in investing activities was $8.9 million for the six months ended June 30, 2012 compared to $4.9 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, net cash used for the purchase of property and equipment increased $4.1 million, as we spent $6.2 million driven primarily by leasehold improvements, furniture and equipment expenditures related to the new headquarters’ facility during the six months ended June 30, 2012 compared to general capital expenditures of $2.1 million for the six months ended June 30, 2011. We expect the headquarters’ facility capital expenditures to continue into the third quarter and expect overall capital expenditures of $7.5 million related to leasehold improvements and $2.7 million for furniture and equipment with respect to the new headquarters’ facility during the year ended December 31, 2012. The new headquarters’ facilities lease contract includes a tenant improvement allowance of $5.3 million. For the six months ended June 30, 2012, we capitalized $2.7 million of internal use software costs compared to $2.8 million of costs capitalized for the six months ended June 30, 2011.

Financing Activities

Net cash provided by financing activities was $6.5 million for the six months ended June 30, 2012 compared to net cash provided by financing activities of $9.3 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, we received $5.6 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $10.5 million during the six months ended June 30, 2011. We incurred cash payments of $1.7 million associated with net share settlements for stock-based awards minimum tax withholdings for the six months ended June 30, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the six months ended June 30, 2012, 79% of our revenue was derived from fees based on the market value of AUM compared to 69% for the year ended December 31, 2011. This percentage increased due to a revised agreement with one of our subadvisory plan providers, which increased the amount of fees based on the market value of AUM. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended June 30, 2012, we issued 348,609 shares of unregistered common stock for an aggregate purchase price of $2.2 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Item 6. Exhibits

Exhibit Number	Description

10.1(#)	Form of Amended and Restated 2009 Stock Incentive Plan Stock Option Agreement (Employees).

10.2(#)	Form of Amended and Restated 2009 Stock Incentive Plan Stock Option Agreement (Outside Directors).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or agreement.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the Securities Act) or the Securities Exchange Act of 1934 (the Exchange Act), whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2012

FINANCIAL ENGINES, INC.

/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President and Chief Executive Officer

(Duly authorized officer and principal executive officer)

/s/ Raymond J. Sims
Raymond J. Sims
Executive Vice President and Chief Financial Officer

(Duly authorized officer and principal financial officer)

/s/ Jeffrey C. Grace
Jeffrey C. Grace
VP, Controller and Principal Accounting Officer

(Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description

10.1(#)	Form of Amended and Restated 2009 Stock Incentive Plan Stock Option Agreement (Employees).

10.2(#)	Form of Amended and Restated 2009 Stock Incentive Plan Stock Option Agreement (Outside Directors).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or agreement.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the Securities Act) or the Securities Exchange Act of 1934 (the Exchange Act), whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.