Form 10-Q
period 2012-09-30
Financial Engines, Inc.
filed 2012-11-06
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 47,329,498 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2011	September 30, 2012
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$145,002	$166,382
Accounts receivable, net	30,495	41,574
Prepaid expenses	3,008	2,583
Deferred tax assets	13,155	13,155
Other current assets	3,498	4,067

Total current assets	195,158	227,761
Property and equipment, net	3,926	13,404
Internal use software, net	10,723	10,561
Long-term deferred tax assets	31,424	25,954
Direct response advertising, net	8,851	10,410
Other assets	4,361	3,929

Total assets	$254,443	$292,019

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,740	$15,574
Accrued compensation	13,262	10,542
Deferred revenue	9,691	8,343
Other current liabilities	124	215

Total current liabilities	32,817	34,674
Long-term deferred revenue	1,533	1,239
Long-term deferred rent	459	6,206
Other liabilities	74	241

Total liabilities	34,883	42,360

Commitments and Contingencies (see note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2011 and September 30, 2012; None issued and outstanding as of December 31, 2011 and September 30, 2012	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2011 and September 30, 2012; 45,784 and 47,161 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	5	5
Additional paid-in capital	298,196	316,182
Accumulated deficit	(78,641)	(66,528)

Total stockholders’ equity	219,560	249,659

Total liabilities and stockholders’ equity	$254,443	$292,019

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(In thousands, except per share data)
Revenue:
Professional management	$26,305	$39,582	$76,706	$107,639
Platform	8,299	8,253	24,058	24,764
Other	1,054	611	2,447	2,040

Total revenue	35,658	48,446	103,211	134,443

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	12,924	18,798	36,811	51,423
Research and development	5,098	6,496	15,644	18,716
Sales and marketing	7,436	10,440	22,312	29,160
General and administrative	3,404	3,653	9,855	11,271
Amortization of internal use software	1,508	1,558	4,276	4,560

Total costs and expenses	30,370	40,945	88,898	115,130

Income from operations	5,288	7,501	14,313	19,313
Interest income (expense)	(1)	(5)	2	(1)

Income before income taxes	5,287	7,496	14,315	19,312
Income tax expense	1,933	2,718	4,942	7,199

Net and comprehensive income	$3,354	$4,778	$9,373	$12,113

Net income per share attributable to holders of common stock
Basic	$0.07	$0.10	$0.21	$0.26
Diluted	$0.07	$0.10	$0.19	$0.24
Shares used to compute net income per share attributable to holders of common stock
Basic	45,237	46,889	44,508	46,469
Diluted	49,419	50,194	49,356	50,026

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
	(In thousands)
Cash flows from operating activities:
Net income	$9,373	$12,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,608	2,075
Amortization of internal use software	4,027	4,263
Stock-based compensation	3,922	7,500
Amortization of deferred sales commissions	1,006	1,464
Amortization and impairment of direct response advertising	1,869	3,695
Provision for doubtful accounts	109	209
Loss on fixed asset disposal	—	4
Excess tax benefit associated with stock-based compensation	(671)	(1,446)
Changes in operating assets and liabilities:
Accounts receivable	(9,052)	(11,288)
Prepaid expenses	(100)	425
Deferred tax assets	4,063	5,470
Direct response advertising	(5,526)	(5,240)
Other assets	(1,843)	(2,150)
Accounts payable	3,635	6,899
Accrued compensation	(5,627)	(2,720)
Deferred revenue	6,177	(1,642)
Deferred rent	39	5,788
Other liabilities	1	3

Net cash provided by operating activities	13,010	25,422

Cash flows from investing activities:
Purchase of property and equipment	(2,621)	(10,954)
Capitalization of internal use software	(4,119)	(4,131)
Restricted cash	(32)	550

Net cash used in investing activities	(6,772)	(14,535)

Cash flows from financing activities:
Payments on capital lease obligations	—	(8)
Net share settlements for stock-based awards minimum tax withholdings	(1,718)	—
Excess tax benefit associated with stock-based compensation	671	1,446
Proceeds from issuance of common stock, net of offering costs	12,188	9,055

Net cash provided by financing activities	11,141	10,493

Net increase in cash and cash equivalents	17,379	21,380
Cash and cash equivalents, beginning of period	114,937	145,002

Cash and cash equivalents, end of period	$132,316	$166,382

Supplemental cash flows information:
Income taxes paid, net of refunds	$63	$185
Interest paid	$5	$6
Non-cash operating, investing and financing activities:
Purchase of property and equipment under capital lease	$—	$223
Capitalized stock-based compensation for internal use software	$219	$267
Capitalized stock-based compensation for direct response advertising	$31	$46

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2011 and September 30, 2012, the Company’s Statements of Net and Comprehensive Income for the three and nine months ended September 30, 2011 and 2012 and the Company’s Statements of Cash Flows for the nine months ended September 30, 2011 and 2012. The results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31, 2011	September 30, 2012
	(In thousands)
Cash	$4,331	$1,209
Money market fund	140,671	165,173

Total cash and cash equivalents	$145,002	$166,382

NOTE 4 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis. There have been no changes in the Company’s valuation techniques during the three and nine months ended September 30, 2012. The fair value of the Company’s investments in certain money market funds approximates their carrying value. Such instruments are classified as Level 1 and are included in cash and cash equivalents, except as noted below.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds
December 31, 2011 (4)	$141,980	$141,980	$—	$—
September 30, 2012 (4)	$165,932	$165,932	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
(4)	Included in the December 31, 2011 and September 30, 2012 balances is $1.3 million and $0.8 million, respectively, of restricted cash, classified in other assets in the accompanying Condensed Consolidated Balance Sheet, being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts. Long term restricted cash of $0.8 million is included in other assets in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2012.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant customer information is as follows:

	December 31, 2011	September 30, 2012
Percentage of accounts receivable:
JPMorgan	18%	16%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Percentage of revenue:
JPMorgan	16%	13%	17%	13%

NOTE 5 — Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the condensed consolidated statements of net and comprehensive income, by functional area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(In thousands)
Stock-based compensation:
Cost of revenue	$100	$330	$330	$896
Research and development	262	542	865	1,624
Sales and marketing	318	657	983	1,941
General and administrative	586	887	1,495	2,742
Amortization of internal use software	89	102	249	297

Total stock-based compensation	$1,355	$2,518	$3,922	$7,500

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$3,354	$4,778	$9,373	$12,113

Denominator (basic):
Weighted average common shares outstanding	45,237	46,889	44,558	46,469
Less: Weighted average unvested restricted common shares subject to repurchase	—	—	(50)	—

Net weighted average common shares outstanding	45,237	46,889	44,508	46,469

Denominator (diluted):
Net weighted average common shares outstanding	45,237	46,889	44,508	46,469
Dilutive stock options outstanding	4,182	3,188	4,798	3,477
Unvested restricted stock units	—	117	—	80
Weighted average unvested restricted common shares subject to repurchase	—	—	50	—

Net weighted average common shares outstanding	49,419	50,194	49,356	50,026

Net income per share:
Basic	$0.07	$0.10	$0.21	$0.26
Diluted	$0.07	$0.10	$0.19	$0.24

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(In thousands)
Stock options and awards outstanding	390	1,231	228	1,112

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — Income Taxes

The Company recorded an income tax provision of $1.9 million and $2.7 million for the three months ended September 30, 2011 and 2012, respectively, and an income tax provision of $4.9 million and $7.2 million for the nine months ended September 30, 2011 and 2012, respectively. The Company’s effective tax rate was 35% and 37% for the nine months ended September 30, 2011 and 2012, respectively. The increase in the Company’s effective tax rate was due primarily to the expiration of the federal research and development credit which has not currently been extended for 2012.

As of September 30, 2012, the Company continues to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize its federal deferred tax assets and to partially realize its State of California deferred tax assets in future periods. The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. The Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $2.0 million as of September 30, 2012 relating to net operating losses for the State of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration.

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

At September 30, 2012, the Company had net operating loss carryforwards for federal purposes of approximately $134.9 million that expire at varying dates from 2020 to 2031. Of the $134.9 million, approximately $61.4 million relates to excess tax benefits related to stock options and awards. When realized as a reduction of income taxes payable, the excess tax benefits will be credited to additional paid-in capital.

As of December 31, 2011 and September 30, 2012, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.6 million and $6.7 million, respectively. The balance of the gross unrecognized tax benefits is not expected to materially change in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the nine months ended September 30, 2011 and 2012, the accrued interest and penalties were immaterial.

NOTE 8 — Commitments and Contingencies

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations.

Other Receivable and Deferred Rent

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Company entered into an operating lease contract for a new headquarters’ facilities space in October 2011. The operating lease contract includes a tenant improvement allowance of $5.3 million. As of September 30, 2012, there was a receivable balance of $1.1 million related to the tenant improvement allowance included in other current assets on the Condensed Consolidated Balance Sheets. As of December 31, 2011, there was no receivable balance related to the tenant improvement allowance.

The Company recognizes rent expense on a straight-line basis over the lease period commencing on the date that the premise is available from the landlord. The lease includes the period required to make the leased space suitable for the Company. For purposes of calculating straight-line rent expense, the commencement date of the lease term reflects the date the Company took possession of the building.

The Company classifies tenant improvement allowances in its Condensed Consolidated Balance Sheets under deferred rent and amortizes them on a straight-line basis over the related lease period. Tenant improvement allowance activity is presented as part of cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; our expectations regarding our expenses and revenue, including our deferred tax assets and sources of revenue; our anticipated cash needs, financing activities and our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock; payment of dividends; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our legal proceedings; intellectual property; and our expectations regarding competition. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

As of September 30, 2012, we had approximately $560 billion of AUC and 6.3 million eligible plan participants in plans for which the Professional Management service is available, which includes approximately $27 billion of AUC and 340,000 eligible plan participants in plans for which Income+ has been made available to participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
All plans as of September 30, 2012
Professional Management available	10.2%	11.0%
Professional Management available 14 months or more	11.3%	12.0%
Professional Management available 26 months or more	12.2%	12.7%

(1)	We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of September 30, 2012, we performed a calculation to estimate the marked-to-market asset enrollment rate as of September 30, 2012, which we believe was approximately 10.9% where Professional Management is available, approximately 11.9% where Professional Management has been available for 14 months or more and approximately 12.6% where Professional Management has been available for 26 months or more.

As of September 30, 2012, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	5%
Bonds	25%
Domestic Equity	47%
International Equity	23%

Total	100%

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

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q4’11	Q1’12	Q2’12	Q3’12
	(In billions)
AUM, beginning of period	$42.0	$47.5	$53.7	$54.2
New Enrollment(1)	4.6	3.0	3.7	4.9
Voluntary Cancellations(2)	(1.3)	(1.2)	(1.0)	(1.2)
Involuntary Cancellations(3)	(1.1)	(0.8)	(1.0)	(0.9)
Contributions(4)	0.9	1.0	1.0	1.1
Market Movement and Other(5)	2.4	4.2	(2.2)	3.4

AUM, end of period	$47.5	$53.7	$54.2	$61.5

(1)	The aggregate amount of assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the period. We receive 401(k) account balances for each member at least weekly, including 401(k) account balances for new members. Accordingly, we are able to capture the 401(k) account balances within a week of enrollment for any given new member.
(2)	The aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period. Members may cancel at any time without any requirement to provide advance notice. Our quarter end AUM excludes the assets of any account cancelled by a member prior to the end of the last day of the quarter. We can quantify this amount for any period by retrieving the account value from the last file received during the week prior to cancellation.
(3)	The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. Involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between October 1, 2012 and October 31, 2012 would cause the AUM that was reported as of September 30, 2012 to be reduced by less than 0.1%.
(4)	Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 84-91% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM. The data presented in the table above differs from data provided in filings prior to September 30, 2012, as the prior contributions data reported represented only that subset of members for whom we received salary data.
(5)	Other factors affecting assets under management include estimated market movement, plan administrative fees, participant loans and hardship withdrawals, and timing differences. We cannot separately quantify the impact of the other factors contained in this line item as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement. We would expect that market movement would typically represent the most substantial portion of this line item in a given quarter.

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

Costs and Expenses

Employee compensation and related expenses represent our largest expense and includes wages expense, cash incentive compensation expense, benefits expenses, employer payroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including non-cash stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. While we expect our headcount to increase over time, we believe that the economies of scale in our business model can allow us to grow our compensation and related expenses at a lower rate than revenue. We anticipate granting equity awards to board members and certain of our employees each year, with the most significant event typically occurring in the middle of the fourth quarter that may result in significant non-cash stock-based compensation expense. We anticipate providing annual compensation increases to certain of our employees each year, typically in the second quarter that may result in an increase primarily to wages expense.

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

Critical Accounting Estimates

There have been no changes in the methodologies used to make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2012, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2011 included in our 2011 Annual Report. We have, however, expanded the information provided with respect to judgments, estimates and assumptions related to income taxes in the disclosure below

Income Taxes. We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.

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

Prior to September 30, 2010, we maintained a full valuation allowance for our net deferred tax assets, since the likelihood of the realization of those assets had not become “more likely than not.” We continually evaluate additional facts representing both positive and negative evidence in the determination of the realizability of the deferred tax assets, including scheduling of deferred tax liabilities and projected income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account all available evidence, including past operating results and our recent performance. In forecasting future taxable income we did not assume any gains as a result of market performance on our AUM or from the addition of new markets and services we may be considering. Nor did we incorporate any marked improvement in our historical enrollment rates, voluntary cancellation rates or involuntary cancellation rates. Historical differences between forecast and actual taxable profits have not resulted in material adjustments to the recognition of our deferred tax assets. We are not relying on tax planning strategies to support the realization of our deferred tax assets. Rather, we are relying primarily on future taxable income to support the realizability of our deferred tax assets and to a much lesser degree through the reversal of existing deductible temporary differences. Furthermore, our deferred tax liabilities are of the same character and jurisdiction as the temporary differences giving rise to our deferred tax assets and will reverse in similar periods as the temporary differences giving rise to our deferred tax assets.

Effective September 30, 2010, we believed that sufficient positive evidence existed from historical operations and future income projections to conclude that it was more likely than not to fully realize our federal deferred tax assets and to partially realize our state of California deferred tax assets. Therefore, we released valuation allowances of $55.4 million during the year ended December 31, 2010. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $2.0 million relating to the state of California as it is not more likely than not that we will be able to realize these assets prior to their expiration. As of December 31, 2011, the amount of pre-tax income we need to generate in future years in order to realize our deferred tax assets is approximately $120 million and $312 million with respect to approximately $42 million of federal related deferred tax assets and $3 million of state related net deferred tax assets, respectively.

As of September 30, 2012, we had net operating loss carryforwards for federal and state income tax purposes of approximately $134.9 million and $87.5 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2031.

As of September 30, 2012, approximately $61.4 million of the net operating losses will benefit additional paid in capital when realized. As of September 30, 2012, we also had research credit carryforwards for federal and state of California income tax purposes of approximately $5.0 million and $7.0 million, respectively, available to reduce future income taxes, which are based on estimates of future realizability. The federal research credit carryforwards expire through 2031. The state of California research credit carries forward indefinitely.

All tax years since inception are open and may be subject to examination in one or more jurisdictions.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended September 30, 2011 and 2012

	Three Months Ended September 30,		Three Months Ended September 30,		Increase (Decrease)
	2011	2012	2011	2012	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	74%	82%	$26,305	$39,582	$13,277	50%
Platform	23	17	8,299	8,253	(46)	(1)
Other	3	1	1,054	611	(443)	(42)

Total revenue	100	100	35,658	48,446	12,788	36
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	36	39	12,924	18,798	5,874	45
Research and development	14	13	5,098	6,496	1,398	27
Sales and marketing	21	22	7,436	10,440	3,004	40
General and administrative	10	8	3,404	3,653	249	7
Amortization of internal use software	4	3	1,508	1,558	50	3

Total costs and expenses	85	85	30,370	40,945	10,575	35

Income from operations	15	15	5,288	7,501	2,213	42
Interest income (expense)	—	—	(1)	(5)	(4)	400

Income before income tax expense	15	15	5,287	7,496	2,209	42
Income tax expense	6	5	1,933	2,718	785	41

Net income	9%	10%	$3,354	$4,778	$1,424	42%

Revenue

Total revenue increased $12.8 million, or 36%, from $35.7 million for the three months ended September 30, 2011 to $48.4 million for the three months ended September 30, 2012. The increase was due primarily to growth in professional management revenue of $13.3 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Professional management revenue and platform revenue comprised 82% and 17%, respectively, of total revenue for the three months ended September 30, 2012.

Professional Management Revenue

Professional management revenue increased $13.3 million, or 50%, from $26.3 million for the three months ended September 30, 2011 to $39.6 million for the three months ended September 30, 2012. The increase in professional management revenue for the three months ended September 30, 2012 was due primarily to an increase in the average AUM used to calculate fees from approximately $42.6 billion for the three months ended September 30, 2011 to approximately $59.2 billion for the three months ended September 30, 2012. This increase in average AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as market appreciation and contributions.

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

Platform Revenue

Platform revenue was $8.3 million for both the three months ended September 30, 2011 and September 30, 2012.

Other Revenue

Other revenue decreased $0.4 million, or 42%, from $1.1 million for the three months ended September 30, 2011 to $0.6 million for the three months ended September 30, 2012. The decrease in other revenue for the three months ended September 30, 2012 was due primarily to a decrease in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $10.6 million, or 35%, from $30.4 million for the three months ended September 30, 2011 to $40.9 million for the three months ended September 30, 2012. This increase was due to a $5.9 million increase in cost of revenue, exclusive of amortization of internal use software, a $1.4 million increase in research and development expense, a $3.0 million increase in sales and marketing expense, a $0.2 million increase in general and administrative expense and a $0.1 million increase in amortization of internal use software for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Across functional areas, non-cash stock-based compensation expense increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to the equity awards granted in mid-November 2011 under the graded-vesting attribution method over a four-year vesting period, resulting in greater amounts of non-cash stock-based compensation expense recognized in earlier periods of the grants with declining amounts recognized in later periods. In addition, wages and cash incentive compensation expenses also increased due primarily to headcount growth and annual compensation increases effective April 1, 2012. Rent expense, which is included in allocated overhead expenses, increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due primarily to the commencement of our lease contract for the new headquarters’ facilities, which has been expensed in addition to the rent expense on our prior headquarters’ facility lease, which terminated in August 31, 2012.

We currently anticipate issuing equity grants with an aggregate estimated value between $12 million and $13 million to certain of our existing employees in mid-November 2012 and we will account for these equity grants over a four year vesting period utilizing an accelerated graded vesting method. We estimate these November 2012 equity grants will incur non-cash stock-based compensation expense of approximately $5.8 million for the year ended December 31, 2013.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $5.9 million, or 45%, from $12.9 million for the three months ended September 30, 2011 to $18.8 million for the three months ended September 30, 2012. This increase was due primarily to an increase of $4.5 million in fees paid to plan providers for connectivity to plan and plan participant data for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones. In addition, there was an increase in printed marketing materials expense for subadvisory relationships and printed member materials of $0.8 million due primarily to an increase in print costs as a result of a revised agreement with one of our subadvisory plan providers, as well as an increase in the volume of subadvisory participants receiving our printed campaign and member materials this quarter. There was also an increase of $0.2 million in wages expense and an increase of $0.2 million in non-cash stock-based compensation expense, which were partially offset by a decrease in cash incentive compensation expense of $0.1 million. Allocated overhead expenses, including rent expense, increased $0.3 million. As a percentage of revenue, cost of revenue increased from 36% for the three months ended September 30, 2011 to 39% for the three months ended September 30, 2012 due primarily to an increase in data connectivity fees resulting from the achievement of certain contractual AUM based milestones in 2012 and to a lesser extent, an increase in print costs as a result of a revised agreement with one of our subadvisory plan providers. We do not currently expect any additional AUM based milestones to significantly affect data connectivity fees in future periods.

Research and Development

Research and development expense increased $1.4 million, or 27%, from $5.1 million for the three months ended September 30, 2011 to $6.5 million for the three months ended September 30, 2012. There was a $0.7 million increase in allocated overhead expenses, including rent expense, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. In addition, there was an increase in non-cash stock-based compensation expense of $0.3 million, an increase in wages, benefits and payroll tax expenses of $0.3 million and an increase in cash incentive compensation expense of $0.1 million. As a percentage of revenue, research and development expense decreased from 14% for the three months ended September 30, 2011 to 13% for the three months ended September 30, 2012. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $3.0 million, or 40%, from $7.4 million for the three months ended September 30, 2011 to $10.4 million for the three months ended September 30, 2012. There was a $0.7 million increase in wages, benefits and payroll tax expenses, a $0.3 million increase in non-cash stock-based compensation expense, a $0.2 million increase in cash incentive compensation expense, and $0.1 million increase in commission expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Additionally, there was a $0.6 million increase in advisory printed enrollment materials expense as amortization of direct response advertising increased, as well as a $0.5 million increase in allocated overhead expenses, including rent. There was also a net increase in consulting and general marketing program expenses of $0.5 million as well as a $0.1 million increase in recruiting expenses. As a percentage of revenue, sales and marketing expense increased from 21% for the three months ended September 30, 2011 to 22% for the three months ended September 30, 2012. The increase as a percentage of revenue was primarily due to consulting expenses related to a customer experience design project for the three months ended September 30, 2012.

General and Administrative

General and administrative expense increased $0.2 million, or 7%, from $3.4 million for the three months ended September 30, 2011 to $3.7 million for the three months ended September 30, 2012. There was a $0.3 million increase in non-cash stock-based compensation expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. In addition, wages expense increased $0.2 million and cash incentive compensation expense increased by $0.1 million. There was also an increase of $0.1 million in other expenses. These increases were offset by a decrease in expenses related to supporting operations as a public company of $0.3 million and a decrease in allocated overhead expenses of $0.2 million. As a percentage of revenue, general and administrative expense decreased from 10% for the three months ended September 30, 2011 to 8% for the three months ended September 30, 2012. The decrease as a percentage of revenue was primarily due to a slower increase in allocated overhead expenses, as general and administrative headcount grew at a slower rate than other areas, relative to the increase in revenue during the same period.

Income Taxes

Income tax expense increased from $1.9 million for the three months ended September 30, 2011 to $2.7 million for the three months ended September 30, 2012 due to an increase in taxable income. Our effective tax rates were 37% and 36% for the three months ended September 30, 2011 and 2012, respectively. We expect to see an effective tax rate of approximately 38%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of September 30, 2012, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize our federal deferred tax assets and to partially realize our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $2.0 million as of September 30, 2012 relating to net operating losses for the State of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

Comparison of Nine Months Ended September 30, 2011 and 2012

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase (Decrease)
	2011	2012	2011	2012	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	74%	80%	$76,706	$107,639	$30,933	40%
Platform	23	18	24,058	24,764	706	3
Other	3	2	2,447	2,040	(407)	(17)

Total revenue	100	100	103,211	134,443	31,232	30
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	36	38	36,811	51,423	14,612	40
Research and development	15	14	15,644	18,716	3,072	20
Sales and marketing	22	22	22,312	29,160	6,848	31
General and administrative	10	8	9,855	11,271	1,416	14
Amortization of internal use software	3	4	4,276	4,560	284	7

Total costs and expenses	86	86	88,898	115,130	26,232	30

Income from operations	14	14	14,313	19,313	5,000	35
Interest income (expense)	—	—	2	(1)	(3)	n/a

Income before income tax expense	14	14	14,315	19,312	4,997	35
Income tax expense	5	5	4,942	7,199	2,257	46

Net income	9%	9%	$9,373	$12,113	$2,740	29%

Revenue

Total revenue increased $31.2 million, or 30%, from $103.2 million for the nine months ended September 30, 2011 to $134.4 million for the nine months ended September 30, 2012. The increase was due primarily to growth in professional management revenue of $30.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Professional management revenue and platform revenue comprised 80% and 18%, respectively, of total revenue for the nine months ended September 30, 2012.

Professional Management Revenue

Professional management revenue increased $30.9 million, or 40%, from $76.7 million for the nine months ended September 30, 2011 to $107.6 million for the nine months ended September 30, 2012. The increase in professional management revenue for the nine months ended September 30, 2012 was due primarily to an increase in the average AUM used to calculate fees from approximately $42.1 billion for the nine months ended September 30, 2011 to approximately $55.1 billion for the nine months ended September 30, 2012. This increase in AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as contributions and market appreciation.

Platform Revenue

Platform revenue increased $0.7 million, or 3%, from $24.1 million for the nine months ended September 30, 2011 to $24.8 million for the nine months ended September 30, 2012. The increase in platform revenue for the nine months ended September 30, 2012 was due primarily to increased platform fee revenue resulting from service availability at new sponsors.

Costs and Expenses

Costs and expenses increased $26.2 million, or 30%, from $88.9 million for the nine months ended September 30, 2011 to $115.1 million for the nine months ended September 30, 2012. This increase was due to a $14.6 million increase in cost of revenue, exclusive of amortization of internal use software, a $3.1 million increase in research and development expense, a $6.8 million increase in sales and marketing expense, a $1.4 million increase in general and administrative expense and a $0.3 million increase in amortization of internal use software for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Across functional areas, non-cash stock-based compensation expense increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to the equity awards granted in mid-November 2011 under the graded-vesting attribution method over a four-year vesting period, resulting in greater amounts of non-cash stock-based compensation expense recognized in earlier periods of the grants with declining amounts recognized in later periods. In addition, wages and cash incentive compensation expenses also increased due to headcount growth and annual compensation increases effective April 1, 2012. Rent expense increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to the commencement of our lease contract for the new headquarters’ facilities, which was expensed in addition to our prior headquarters’ facilities lease for the period April 1, 2012 through August 31, 2012.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $14.6 million, or 40%, from $36.8 million for the nine months ended September 30, 2011 to $51.4 million for the nine months ended September 30, 2012. This increase was due primarily to an increase of $10.8 million in fees paid to plan providers for connectivity to plan and plan participant data for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones. There was also an increase in printed marketing materials expense for subadvisory relationships and printed member materials of $1.9 million due primarily to an increase in the volume of subadvisory participants receiving our printed campaign and member materials, as well as an increase in print costs as a result of a revised agreement with one of our subadvisory plan providers. In addition, wages, benefits and payroll tax expenses increased $0.8 million and non-cash stock-based compensation expense increased $0.6 million. There was also a $0.7 million increase in allocated overhead expenses, including rent, partially offset by a $0.2 million decrease in equipment related expenses. As a percentage of revenue, cost of revenue increased from 36% for the nine months ended September 30, 2011 to 38% for the nine months ended September 30, 2012 due primarily to an increase in data connectivity fees resulting from the achievement of certain contractual AUM based milestones and to a lesser extent, an increase in print costs as a result of a revised agreement with one of our subadvisory plan providers.

Research and Development

Research and development expense increased $3.1 million, or 20%, from $15.6 million for the nine months ended September 30, 2011 to $18.7 million for the nine months ended September 30, 2012. There was a $0.9 million increase in wages, benefits and payroll tax expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. In addition, there was an increase in non-cash stock-based compensation expense of $0.8 million. There was also a $1.2 million increase in allocated overhead expenses, including rent, and a $0.2 million increase in equipment related and other expenses. As a percentage of revenue, research and development expense decreased from 15% for the nine months ended September 30, 2011 to 14% for the nine months ended September 30, 2012. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $6.8 million, or 31%, from $22.3 million for the nine months ended September 30, 2011 to $29.2 million for the nine months ended September 30, 2012. There was a $1.9 million increase in advisory printed enrollment materials expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, as amortization of direct response advertising increased as well as the volume of advisory participants receiving printed campaign materials. Additionally, there was a $1.5 million increase in wages, benefits and payroll tax expenses, a $0.9 million increase in non-cash stock-based compensation expense, a $0.4 million increase in commission expense and a $0.2 million increase in cash incentive compensation expense. Allocated overhead expenses, including rent, increased $1.0 million and there was also a net increase in consulting and general marketing programs expenses of $0.7 million. Lastly, there was a $0.2 million increase in travel and equipment related expenses. As a percentage of revenue, sales and marketing expense remained flat at 22% for the comparable periods.

General and Administrative

General and administrative expense increased $1.4 million, or 14%, from $9.9 million for the nine months ended September 30, 2011 to $11.3 million for the nine months ended September 30, 2012. There was a $1.3 million increase in non-cash stock-based compensation expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. In addition, wages, benefits and payroll tax expenses increased $0.4 million, cash incentive compensation expense increased $0.1 million and other expenses increased $0.1 million. These expenses were offset by a decrease in allocated overhead expenses of $0.3 million and a decrease in expenses related to supporting operations as a public company of $0.2 million. As a percentage of revenue, general and administrative expense decreased from 10% for the nine months ended September 30, 2011 to 8% for the nine months ended September 30, 2012. The decrease as a percentage of revenue was primarily due to a slower increase in allocated overhead expenses, as general and administrative headcount grew at a slower rate than other areas, relative to the increase in revenue during the same period.

Amortization of Internal Use Software

Amortization of internal use software increased $0.3 million, or 7%, from $4.3 million for the nine months ended September 30, 2011 to $4.6 million for the nine months ended September 30, 2012 due to the amortization of higher capitalized costs caused by an increase in development hours required for recently completed projects compared to projects in prior years.

Income Taxes

Income tax expense increased from $4.9 million for the nine months ended September 30, 2011 to $7.2 million for the nine months ended September 30, 2012. Our effective tax rates were 35% and 37% for the nine months ended September 30, 2011 and 2012, respectively. This increase was due primarily to the expiration of the federal research and development credit, which has not currently been extended for 2012.

Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA represents net income before net interest expense (income), income tax expense (benefit), depreciation, amortization of internal use software, amortization of direct response advertising, amortization of deferred sales commissions and amortization of non-cash stock-based compensation. Adjusted Net Income represents net income before non-cash stock-based compensation expense, net of tax and certain other items such as the income tax benefit from the release of valuation allowances if applicable for the period. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average of dilutive common share equivalents outstanding. For all periods prior to fiscal year 2011, the dilutive common share equivalents outstanding also include on a non-weighted basis the conversion of all preferred stock to common stock, the shares associated with the stock dividend and the shares sold in the initial public offering. This differs from the weighted average diluted shares outstanding used for purposes of calculating GAAP earnings per share.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjusted EBITDA	2011	2012	2011	2012
	(In thousands)
Net income	$3,354	$4,778	$9,373	$12,113
Interest expense (income)	1	5	(2)	1
Income tax expense	1,933	2,718	4,942	7,199
Depreciation	570	878	1,608	2,075
Amortization of internal use software	1,419	1,456	4,027	4,263
Amortization and impairment of direct response advertising	721	1,393	1,869	3,695
Amortization of deferred sales commissions	367	565	1,006	1,464
Non-cash stock-based compensation	1,355	2,518	3,922	7,500

Non-GAAP Adjusted EBITDA	$9,720	$14,311	$26,745	$38,310

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjusted Net Income and Adjusted EPS	2011	2012	2011	2012
	(In thousands, except per share amounts)
Net income	$3,354	$4,778	$9,373	$12,113
Non-cash stock-based compensation, net of tax (1)	837	1,556	2,423	4,635

Non-GAAP Adjusted Net Income	$4,191	$6,334	$11,796	$16,748

Non-GAAP Adjusted Earnings Per Share	$0.08	$0.13	$0.24	$0.33

Shares of common stock outstanding	45,237	46,889	44,558	46,469
Dilutive restricted stock and stock options	4,182	3,305	4,798	3,557

Non-GAAP adjusted weighted common shares outstanding	49,419	50,194	49,356	50,026

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the Comparison of Three and Nine Months Ended September 30, 2011 and 2012 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next 12 months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash and cash equivalents on hand and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of September 30, 2012, we had total cash and cash equivalents of $166.4 million, compared to $145.0 million as of December 31, 2011.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2011	2012
	(In thousands)
Net cash provided by operating activities	$13,010	$25,422
Net cash used in investing activities	(6,772)	(14,535)
Net cash provided by financing activities	11,141	10,493

Net increase in cash and cash equivalents	$17,379	$21,380
Cash and cash equivalents, end of period	$132,316	$166,382

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 increased $12.4 million compared to net cash provided by operating activities for the nine months ended September 30, 2011. Operating activities for the nine months ended September 30, 2012 resulted in cash provided of $25.4 million, as net income of $12.1 million and adjustments for non-cash expenses of $17.8 million, primarily related to amortization of non-cash stock-based compensation, amortization of internal use software and amortization and impairment of direct response advertising, offset by a decrease in cash related to changes in operating assets and liabilities of $4.5 million. The decrease in cash related to operating assets and liabilities was primarily due to an increase in accounts receivable due to an increase in revenue, an increase in the capitalization of direct response advertising and a decrease in accrued compensation related to 2011 cash incentive program payments, offset by an increase in deferred rent related to the new headquarters’ facilities lease. Operating activities for the nine months ended September 30, 2011 resulted in cash provided of $13.0 million, as net income of $9.4 million and adjustments for non-cash expenses of $11.9 million, primarily related to amortization of internal use software and amortization of non-cash stock-based compensation, were offset by a net decrease in cash related to changes in operating assets and liabilities of $8.2 million. The decrease in cash related to operating assets and liabilities was primarily due to an increase in accounts receivable driven by an increase in revenue, as well as an increase in the capitalization of direct response advertising and a decrease in accrued compensation related to 2010 cash incentive program payments as well as, offset by an increase in deferred revenue.

Investing Activities

Net cash used in investing activities was $14.5 million for the nine months ended September 30, 2012 compared to $6.8 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, net cash used for the purchase of property and equipment increased $8.3 million, as we spent $11.0 million driven primarily by leasehold improvements, furniture and equipment expenditures related to the new headquarters’ facility during the nine months ended September 30, 2012 compared to general capital expenditures of $2.6 million for the nine months ended September 30, 2011. For both the nine months ended September 30, 2011 and 2012, we capitalized $4.1 million of internal use software costs. For the nine months ended September 30, 2012, there was $0.6 million of cash that became unrestricted upon the release of the security deposit related to the prior headquarters’ facility.

Financing Activities

Net cash provided by financing activities was $10.5 million for the nine months ended September 30, 2012 compared to net cash provided by financing activities of $11.1 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we received $9.1 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $12.2 million during the nine months ended September 30, 2011. We incurred cash payments of $1.7 million associated with net share settlements for non-cash stock-based awards minimum tax withholdings for the nine months ended September 30, 2011.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units granted to employees that vest in mid-November 2012, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting date. Based on the fair value of our common stock on September 28, 2012 of $23.82 and assuming a 40% tax rate, the estimated minimum tax withholdings obligations would be approximately $0.7 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the nine months ended September 30, 2012, 80% of our revenue was derived from fees based on the market value of AUM compared to 69% for the year ended December 31, 2011. This percentage increased due to a revised agreement with one of our subadvisory plan providers, which increased the amount of fees based on the market value of AUM. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended September 30, 2012, we issued 511,471 shares of unregistered common stock for an aggregate purchase price of $3.3 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

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

Date: November 6, 2012

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