Form 10-K
period 2012-12-31
Financial Engines, Inc.
filed 2013-02-22
CIK 1430592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-34636

FINANCIAL ENGINES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3250323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 Enterprise Way, 3rd Floor

Sunnyvale, California 94089

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $628,510,000 based upon the closing price of $21.45 of such common stock on the NASDAQ Global Select Market on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 29, 2012 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2013, there were 48,068,462 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 21, 2013, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2012 are incorporated by reference into Part III of this Report.

PART I

Item 1.    Business

This Report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; our expectations regarding our expenses and revenue; our effective tax rate, our deferred tax assets, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock price; our expectations regarding the amounts, timing and frequency of any payment of dividends; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our legal proceedings; intellectual property; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Financial Engines, Inc. was incorporated on May 13, 1996 under the laws of the state of California and is headquartered in Sunnyvale, California. In February 2010, Financial Engines, Inc. was reincorporated in the state of Delaware. Our investment advisory and management services are provided through our subsidiary, Financial Engines Advisors L.L.C., a federally registered investment adviser. References in this Report to “Financial Engines,” “our company,” “we,” “us” and “our” refer to Financial Engines, Inc. and its consolidated subsidiaries during the periods presented unless the context requires otherwise.

FINANCIAL ENGINES®, INVESTOR CENTRAL®, RETIREMENT HELP FOR LIFE®, the Financial Engines logo and a sun and cloud design mark are all trademarks or service marks owned by Financial Engines, Inc., registered in the United States and other countries. In addition, Financial Engines, Inc. owns the trademark ADVICESERVER, registered in Japan. The mark ADVICE LIGHT and FINANCIAL ENGINES INVESTMENT ADVISOR® is also a trademark owned by Financial Engines, Inc. All other trademarks, service marks and trade names appearing in this filing are the property of their respective owners.

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

Our business model is based primarily on workplace delivery of our services. We target three key constituencies in the retirement plan market: plan participants (employees of companies offering 401(k) plans), plan sponsors (employers offering 401(k) plans to their employees) and plan providers (companies providing administrative services to plan sponsors). We provide the following benefits for each of these constituencies:

•

Plan Participants:    For retirement plan participants, we provide personalized, unconflicted advice and management services unique to each individual’s specific investment needs and goals. We offer the following principal services:

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

We deliver our services to plan sponsors and plan participants primarily through connections to eight retirement plan providers. In addition, we have connectivity with Charles Schwab to support a relatively small number of plan sponsors. We target large plan sponsors across a wide range of industries. As of December 31, 2012, we were under contract to provide our services to approximately 8.3 million plan participants and had approximately $63.9 billion in assets under management, or AUM. More than 2.6 million participants have accepted our online services agreement since we began offering this service. We provide Professional Management services to 513 plan sponsors representing approximately 6.5 million participants and approximately $575 billion of assets in retirement plans for which we have rolled out our Professional Management service, which we refer to as Assets Under Contract, or AUC. Retirement Evaluation services, non-discretionary advice on other tax-deferred retirement accounts, and Income+ are part of or are offered with our Professional Management services. Our AUC does not include assets in plans for which we have signed contracts but have not yet rolled out our Professional Management service. Assets are included in AUM once plan participants actively or passively enroll in Professional Management. The assets underlying our Online Advice only service are not included in AUC. We do not derive revenue based on AUC but believe that AUC can be a useful indicator of the additional plan assets available for enrollment efforts that, if successful, result in these assets becoming AUM.

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

Shifting Demographics Drive a Growing Need for Retirement Help.    The ongoing growth in retirement assets, especially 401(k) assets, is driven in part by individuals seeking to supplement retirement funds they expect to receive from Social Security and corporate defined benefit plans. The 78 million baby boomers, or individuals born between 1946 and 1964, represent the largest population cohort in American history. Starting January 2012, more than 10,000 baby boomers will turn 65 every day and this pattern will continue for the next 18 years.

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

Professional Management.    Our Professional Management service, a discretionary managed account service launched in 2004, is designed for 401(k) participants who want affordable, personalized and professional portfolio management, investment advice and retirement income services from an independent investment advisor with no conflicts of interest. With this service, plan participants delegate investment decision-making authority to us, which is referred to as discretionary authority. We developed our Professional Management service to reach a large number of plan participants on a cost-effective basis and assist them on the path to a secure retirement. When plan participants enroll in our Professional Management service, we use our Advice Engines to create personalized, diversified portfolios and provide ongoing Professional Management. Our investment management is limited to the investment alternatives available in a 401(k) plan, including any employer stock, as determined and approved by a plan fiduciary other than us, although we do take into account other identified holdings of the plan participant when offering investment advice.

Members enrolled in the Professional Management service receive a Retirement Plan, which analyzes their investments, contribution rate and projected retirement income. The Retirement Plan provides advice on their annual contribution amount, shows how we propose to allocate their investments, and forecasts their retirement income relative to a retirement goal. Members are encouraged to provide their desired retirement age, risk preference, employer stock holding preference and information regarding certain other assets that they hold outside of their 401(k) accounts. Any personal information provided is used to customize a new portfolio allocation that is reflected in a revised Retirement Plan. Member portfolios are reviewed at least every three months and transactions are executed through the applicable provider, if necessary, to reallocate the investments. Members also receive a quarterly Retirement Update that shows how they are progressing towards their retirement goals and describes any changes that we have made to their investment allocations.

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

In June 2012, we expanded the Professional Management program to include non-discretionary advice on non-managed, tax-deferred retirement accounts outside of the sponsored 401(k). This total retirement advice, now available at no additional cost to members at all direct plan sponsors, provides one-on-one access to an advisor who can make personalized investment recommendations on a member’s IRA and other 401(k) accounts.

In January 2011, we announced the launch of Financial Engines® Income+, a feature of our Professional Management service that provides retirement income for 401(k) participants. We designed Income+ to provide discretionary portfolio management with an income objective and to provide participants with steady monthly payouts from their 401(k) accounts during retirement. Early in retirement, Income+ provides payouts from the 401(k) assets. Later in retirement, it is designed to enable participants to obtain a lifetime income guarantee by drawing upon the 401(k) assets to make an optional annuity purchase outside of the plan. We do not provide the annuity. With Income+, members can contact an Investment Advisor Representative to start payouts, stop payouts, or make additional withdrawals from their 401(k) accounts so they have access to their savings as needed. With Income+, members receive Retirement Plans that show how we plan to allocate their investments as well as quarterly Retirement Updates that show any changes we have made to their investment allocations. If the member has requested payouts, the Retirement Plan also shows the current payout amount and the planned payout schedule, and the Retirement Update presents the history of recent payouts. If the member has not yet requested payouts, the statements will show the member’s estimated total income at retirement, considering various income sources such as Social Security, defined benefit, or other 401(k) plan accounts. Members with Income+ can also discuss their total retirement income picture with an Investment Advisor Representative.

We do not currently charge Professional Management members or sponsors any additional fees for the Income+ feature. We do not currently issue, sell, distribute, or solicit the sale of annuities or other insurance products or services, nor do we receive, accept or charge fees, payments or commissions related to any purchases of insurance products or services. Income+ availability does not require an in-plan annuity or changes to the plan’s fund line-up. As a feature of Professional Management, Income+ was designed to reduce fiduciary risk for sponsors by eliminating the need for an irrevocable selection of a guarantee or annuity provider. Income+ availability is subject to establishment of data connectivity between Financial Engines and the applicable plan provider, and is also subject to applicable retirement plan provisions related to plan withdrawals. As of December 31, 2012, plan sponsors who have made Income+ available to their participants represent $33 billion in assets under contract and more than 380,000 eligible participants. Our current Income+ connections are with Aon Hewitt, Fidelity, Mercer and JP Morgan, with implementation underway at other plan providers. Certain of the plan sponsors offering Income+ are also doing so on a Passive Enrollment basis, in which eligible plan participants over a specified age will be enrolled into Professional Management with Income+ unless the individuals decline the service.

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

Expand Beyond Workplace Defined Contribution Plans.    We continue to develop new market opportunities in the retirement income market, including opportunities to help individual investors with their existing or new IRA accounts or those investors who take a lump-sum distribution from an employer defined benefit plan.

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

None of our fees are based on investment performance or other incentive arrangements. Our fees generally are based on AUM, which is influenced by market performance. Our fees are not based on a share of the capital gains or appreciation in a member’s account. Where we have a direct advisory relationship, member fees are generally payable quarterly in arrears, and are calculated monthly as the product of member fee rates and the value of AUM at the end of each month.

Our total revenue for 2012 was $185.8 million, compared to $144.1 million and $111.8 million for 2011 and 2010, respectively. We generated professional management revenue of $150.9 million for 2012, $108.2 million for 2011, and $79.1 million for 2010. We generated platform revenue of $32.4 million for 2012, compared to $32.9 million for 2011 and $29.7 million for 2010, respectively. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through our subadvisory relationships. Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional revenue information.

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

Unlike traditional advisory services, we do not rely on the subjective evaluation of each plan participant’s portfolio by a human investment advisor. Instead, our services rely on Advice Engines that accept inputs on available investment choices along with a variety of personal information including investment objective, risk tolerance, investment horizon, age, savings, outside personal assets, investor preferences and tax considerations. This approach results in a consistent, systematic and objective investment methodology in which the advice generation is distinct from the method of delivery, which may be online, via printed materials or through phone conversations with our registered Investment Advisor Representatives or the call center representatives of certain plan providers with whom we have relationships. Registered Investment Advisor Representatives can modify member inputs but not Advice Engine outputs and recommendations. This process is designed to create advice that is personalized and consistent regardless of the asset balance of the plan participant, or the channel through which the plan participant receives our advice. This process also facilitates investment recommendations which are consistent across plan providers, plan sponsors and plan participants. Finally, this approach enables a detailed audit trail of the recommendations provided to each plan participant over time to assist with regulatory responsibilities.

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

Our investment recommendations for workplace accounts are limited to the investment alternatives available in a 401(k) plan as determined and approved by a plan fiduciary other than us, although we do take into account other identified holdings of the plan participant when offering investment advice. With the exception of employer stock, if any, included as an investment alternative, we do not provide advice on or manage single-company securities. We do not consult with, or make recommendations to, the plan sponsor regarding which investment alternatives to make available in its 401(k) plan.

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

We maintain an ongoing research program to improve and extend our investment methodologies as well as our portfolio management and investment advisory services. We conduct research into the needs of retirees, publishing new findings in academic and practitioner journals. Research has included a behavioral finance study of the demand for annuities, efficient methods for addressing longevity risk and efficient methods for generating retirement income. This research can form the basis of extensions to our current investment methodology, such as Income+, .and can expand the opportunity to manage assets for participants both within existing sponsored plans as well as in IRA and other forms of retirement accounts.

Investment Technology

We believe portfolio management services in the workplace should be offered to all eligible plan participants regardless of wealth. As of December 31, 2012, the median assets under management for all Professional Management members was approximately $44,000. Because we service numerous accounts of varying sizes, achieving our objective requires significant scalability to achieve an affordable cost to the investment manager. Our scalable technology has continued to deliver flexibility and results as our business has grown.

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

Simulation Engine. We have developed a Monte Carlo Simulation Engine that provides plan participants with a view of the potential range of future values of their retirement investments. The Simulation Engine helps plan participants reach informed decisions about the appropriate level of risk, savings and time horizon to improve the likelihood of achieving financial goals. Our Simulation Engine is capable of:

•

modeling more than 33,000 securities, including retail mutual funds, stocks, employee stock options, institutional funds, guaranteed investment contracts and stable value funds, exchange-traded funds and fixed-income securities while considering tax implications, expenses, redemption fees, loads and distributions;

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

Our Optimization Engine takes into consideration the costs, quality and investment styles of the specific investment alternatives available to a plan participant. Specifically, our investment recommendations take into consideration for each fund the mix of asset class exposures, fund expenses, turnover, fund-specific risk due to active management, manager performance and consistency, user-imposed constraints and tax efficiency, where applicable, to construct a personalized portfolio recommendation for each client. The calibration of this model is based on more than a decade of research into the factors that influence investment performance. Our approach does not rely on market timing or tactical asset allocation strategies. Our models are designed and calibrated on an ongoing basis to reflect the consensus market expectations built into the observed asset holdings of the market as a whole. We believe this approach increases the probability that our recommendations are consistent with current market conditions and are free from subjective or market timing biases that can arise from traditional optimization models. Our platform has been employed to provide portfolio management services, investment advice and retirement readiness assessments to millions of investors over the last 8 years.

When constructing a portfolio during the accumulation phase, our Optimization Engine:

•	supports real-time, specific, product-level buy and sell recommendations for Online Advice, which can be readily executed, and automated transactions for Professional Management;

•

creates recommended portfolios from the available investment alternatives, such as retail mutual funds, institutional funds and employer stock, in the case of a 401(k) plan, or from either the entire universe of more than 21,000 retail mutual funds, or a subset thereof, in the case of taxable or other tax-deferred accounts;

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

Research and development expenses were $25.5 million in 2012, compared to $21.2 million and $19.3 million in 2011 and 2010, respectively.

Customers and Key Relationships

We provide personalized portfolio management services, investment advice and retirement income services to plan participants and reach them through plan sponsors whose retirement plans are administered by plan providers.

Retirement Plan Participants.    We define plan participants as employees participating in retirement plans who have access to our Professional Management or Online Advice services. Participants gain access to our services through their plan sponsor or online directly with us.

Retirement Plan Sponsors.    We define plan sponsors as employers across a range of industries who offer defined contribution plans to employees. No more than 3% of our revenue was associated with any one plan sponsor in 2012. As of December 31, 2012, the average sponsor retention over the last three years was 96%. When providing advisory services directly, we enter into contracts with plan sponsors. These contracts are typically for an initial three or five year term and continue thereafter unless terminated. Under these contracts, at any time during the initial term or thereafter, the plan sponsor can cancel a contract for fiduciary reasons or breach of contract and can generally terminate a contract after the initial term upon 90 days’ notice.

Retirement Plan Providers.    We define plan providers as the administrators and recordkeepers of defined contribution plans. In consultation with plan sponsors, plan providers make available a range of investment alternatives through retirement plans to individual participants. We work with plan providers to make available portfolio management and investment advisory services to the participants in the defined contribution plans of plan sponsors. We deliver our services to plan sponsors and plan participants primarily through existing connections with eight retirement plan providers. Our contracts with plan providers generally have terms ranging from three to five years, and have successive automatic renewal terms of one year unless terminated in accordance with prior notice requirements. Certain of the plan provider agreements are in or will soon be in renewal periods. In addition, a plan provider may terminate its contract with us at any time for specified breaches. We maintain two types of relationships with our plan providers:

•

Direct Advisory Relationships.    In these relationships, we are the primary advisor and a plan fiduciary. Data is shared between the plan providers and us via data connections. In addition, our sales teams directly engage plan sponsors, although, in some cases, we have formed and are executing a joint sales and collaborative marketing strategy with the plan provider. We have separate contracts with both the plan sponsor and plan provider, and pay fees to the plan provider for facilitating the exchange of plan and plan participant data as well as implementing our transaction instructions for member accounts. Plan providers with whom we have direct advisory relationships are Aon Hewitt, Charles Schwab, Fidelity, Mercer, T. Rowe Price, and Xerox (formerly ACS).

•

Subadvisory Relationships.    In these relationships, the plan provider is the primary advisor and plan fiduciary and we act in a subadvisory capacity. Our contract is with the plan provider and not the plan sponsor. We receive sales support from the plan provider and offer our co-branded services under the plan provider’s brand, with the services identified as “powered by Financial Engines.” Revenue is collected by the plan provider who then pays a subadvisory fee to us. We have subadvisory relationships with Aon Hewitt, ING, JPMorgan, and Vanguard. The Aon Hewitt sub-advised relationship excludes those sponsors currently under contract with us, or in negotiations with us, for a direct advisory relationship. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through subadvisory relationships with retirement plan providers.

Sales and Marketing

Our sales and marketing team seeks to increase assets we manage, primarily by adding members. This requires establishing relationships and data connections with plan providers and obtaining contracts with plan sponsors to make our services available to their plan participants. We conduct direct marketing and other promotional activities to encourage plan participants and individual investors to enroll in our Professional Management service, including the Income+ feature, or to use our Online Advice service.

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

•

Direct to Plan Sponsor.    In the case of direct advisory relationships, we pursue a direct sales strategy with plan sponsors. Our direct sales team’s efforts are supported by an institutional services team that engages in sales efforts with existing plan sponsors and that coordinates sales activities directed at new plan sponsors with our plan provider partners. The direct sales and institutional services teams are supported by a channel marketing team that seeks to generate demand for our services through public relations, industry events, plan provider specific marketing programs and sales support in the field. We intend to sell our services to other plan sponsors that are not current clients but are serviced by the plan providers with whom we have relationships.

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

Our goal is to increase enrollment by continuing to promote our services to participants. We plan to continue utilizing Active Enrollment campaigns and to implement enhancements to our direct marketing materials in our Active Enrollment campaigns. In addition, in 2011, we began to implement the integration of personalized online assessments of certain types of investing risks into several plan providers’ websites. This integration allows participants who log onto the provider website to view personalized assessments of their portfolio online and to learn more about our services.

Service Delivery and Systems

Our service delivery team is responsible for the rollout, operation and support of our Professional Management and Online Advice services. The key steps associated with delivering our Professional Management service include contracting with the plan sponsor, obtaining plan and plan participant data and setting up the plan on our system. We encourage use of our services by delivering Retirement Evaluations and enrollment materials, either through the plan provider or directly to plan participants, and with the support of the plan sponsor. Once a plan participant enrolls in our Professional Management service, the retirement assets of that plan participant count toward our AUM.

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

Our services are deployed using a centrally hosted, web-based architecture built on industry-standard hardware and software. We have off-site back-up facilities for our database and network equipment, a disaster recovery plan and on-going third-party security audits to secure the integrity of our systems. We evaluate and improve our systems based on measures of availability, system response time and processing capacity.

Competition

We operate in a competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors who offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, GuidedChoice and ProManage. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity and Bank of America Merrill Lynch. We currently have a relationship with Fidelity that allows us to provide our services to plan sponsors, for whom Fidelity is the plan provider, who elect to hire us. We also face indirect competition from products that could potentially be substitutes for our portfolio management services, investment advice and retirement income services, most notably target-date retirement funds. Target-date funds are offered by multiple financial institutions, such as BlackRock, Fidelity, T. Rowe Price, and Vanguard. These funds provide generic asset allocation based solely on the investment horizon of the investor. Among the plan sponsors to whom we offer our

Professional Management service and that offer target-date funds, approximately 77% offer retail-priced target-date funds. Target-date funds, managed accounts and balance funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. In addition, competitors to our Income+ feature, include providers of retirement income products in the defined contribution market, such as Prudential, AllianceBernstein, and other providers of insurance products. Competitors in the IRA space include providers such as Bank of America Merrill Lynch, Charles Schwab, and Fidelity.

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

Financial Engines Advisors L.L.C. is subject to the Employee Retirement Income Security Act of 1974, as amended, referred to as ERISA, and the regulations promulgated thereunder, with respect to investment advisory and management services provided to participants in retirement plans covered by ERISA and is also subject to state laws applicable to retirement plans not covered by ERISA. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, referred to as the Code, impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients. We rely on certain regulatory interpretations and guidance in connection with our current business model, including regulations and guidance relating to passive enrollment of participants into our Professional Management service. We provide subadvisory services pursuant to the Department of Labor’s Advisory Opinion 2001-09A. The failure of Financial Engines Advisors L.L.C. to comply with these requirements could have a material adverse effect on us.

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

In recent years, there has been a heightened legislative and regulatory focus on the financial services industry, including proposals that call for creation of a self-regulatory framework for investment advisors similar to the regulatory structure that currently exists for broker-dealers through the Financial Industry Regulatory Authority (FINRA), elimination of pre-dispute arbitration clauses, additional fee disclosures, and the imposition of additional qualification requirements on investment advisors providing services to ERISA plan clients. The Dodd-Frank Wall Street Reform and Consumer Protection Act, referred to as the Dodd-Frank Act, included various financial reform proposals that may affect investment advisers, including Financial Engines Advisors L.L.C. Although many implementing rules and regulations under the Dodd-Frank Act are still pending, it is expected that the compliance costs and liability risks for investment advisers will increase.

Rigorous legal and compliance analysis of our business is important to our culture. Our General Counsel supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities.

Intellectual Property

We rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and our intellectual property. We seek to control access to and distribution of our proprietary information. We enter into confidentiality agreements with our employees, consultants, vendors, plan sponsors and plan providers that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. We have proprietary know-how in software development, implementation and testing methodologies. We also pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered the mark “Financial Engines” in the United States, Australia, Switzerland, China, the European Community, Hong Kong, Japan, Taiwan and Tunisia. We have registered sun and clouds design marks in the United States and Hong Kong. We have registered the mark “Adviceserver” in Japan. We have registered our corporate logo and the marks “Investor Central,” and “Retirement Help for Life,” in the United States. “Advice Light” and FINANCIAL ENGINES INVESTMENT ADVISOR® is also a trademark owned by Financial Engines, Inc. In addition, we have registered our domain name, www.FinancialEngines.com. We have 14 issued U.S. patents in the following categories: user interface; outcomes-based investing, including our financial advisory system, our pricing module and load-aware optimization; tax-aware asset allocation; financial goal planning and advice palatability. These patents have expiration dates ranging from December 2, 2017 to August 31, 2028. We also have several pending U.S. patent applications and pending applications and issued patents in foreign jurisdictions.

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

Employees

As of December 31, 2012, we employed approximately 380 full-time equivalent employees including employees in investment management, product development and engineering, sales and marketing, service delivery, and general and administrative management. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Available Information

Our website is http://www.financialengines.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the SEC. Information contained on our website is not a part of this report. We have adopted a code of ethics applicable to our senior financial officers which is available free of charge, on or through our website’s investor relations page.

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

•

unanticipated changes in the timing or cost of our enrollment and member materials or mix of subadvisory, advisory and Passive Enrollment materials sent to our Professional Management members and postage costs;

•	elimination or reduction of contributions into members’ 401(k) plans or changes to the deductibility of contributions, which could reduce the growth rate of assets under management;

•	changes in laws or regulatory policy that could impact our ability to offer services to plan providers as a subadvisor;

•	unanticipated delays in recognizing revenue based on timing of meeting specified milestones under contracts with customization and consulting services;

•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; and

•	negative public perception and reputation of our Company or the financial services industry.

As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance.

We have an accumulated deficit and have incurred net losses in the past. We may incur net losses in the future.

As of December 31, 2012, we had an accumulated deficit of $60.1 million. We incurred net losses in each year through 2008. We may incur net losses in the future, in which event our operating results and financial condition could be harmed.

A substantial portion of our revenue is based on fees earned on the value of assets we manage. Our revenue and earnings could suffer if the financial markets experience a downturn or a slowdown in growth that reduces the value, or slows the growth, of our Assets Under Management.

We derive a significant and growing portion of our revenue from member fees based on the assets in the retirement accounts we manage, which we refer to as AUM. We allocate these assets among the investments available to each particular investor. For the workplace, the investment alternatives for a particular plan are selected by the plan’s fiduciary, not by us, and may include retail mutual funds, institutional funds, exchange-traded funds, fixed-income investments and potentially higher volatility employer stock. In addition, our business is highly concentrated in 401(k) plans. The value of these investments can be affected by the performance of the financial markets globally, currency fluctuations, interest rate fluctuations and other factors. Our professional management revenue and fees are generally calculated using the value of AUM at the end of each month or quarter. Our methodology may result in lower fees if the financial markets are down when fees are calculated, even if the market had performed well earlier in the month or the quarter. In addition, an economic downturn, changes in tax laws, or slowdown in growth could cause plan participants or their employers to contribute less to their 401(k) plans and cause fewer eligible employees to participate in 401(k) plans, which could adversely affect the amount of AUM. If plan participants are not satisfied with the performance of their retirement portfolios due to a decline in the financial markets or otherwise, our cancellation rates could increase, which in turn would cause our AUM to decline. Any potential decline in AUM would not necessarily be proportional to, and, in total, could be greater than, the overall market decline. If any of these factors reduces the value of assets we have under management, the amount of fees we would earn for managing those assets would decline, and our revenue, operating results and financial condition could be harmed.

Our revenue could be harmed if we experience unanticipated delays in expected service availability.

We generally do not earn platform fees from a plan sponsor until our services are available to plan participants, and we do not earn fees for our Professional Management service until we begin to manage a participant’s account. If service availability is delayed due to actions or inactions on our part or on the part of a plan sponsor, plan provider or other third party, or due to matters beyond our control, our revenue would be harmed. This in turn would negatively affect our anticipated operating results and financial condition for a particular period.

Our revenue could be harmed if we fail to enroll new Professional Management plan participants or if we experience increased cancellations or unanticipated variations in new enrollment campaigns.

Our enrollment rate, and therefore our revenue, depend on plan participants signing up for or, in the case of a Passive Enrollment campaign, not declining, the Professional Management service. Increasing plan participant enrollment in our Professional Management service increases the AUM on which we earn fees. If we are unable to continue to increase our enrollment, our business may not grow as we anticipate. Unanticipated variations in the number, size, methodology or timing of enrollment campaigns, or our ability to employ ongoing enrollment techniques such as integration with provider websites or outbound calling, could also affect our revenue for a particular period. If we are not able to generate expected enrollment under a particular contract, this would negatively affect our revenue growth. For example, we have found that if plan sponsors do not use our standard enrollment campaign, enrollment rates tend to be lower. If fewer plan sponsors elect Passive Enrollment for their plan participants, which typically generates higher enrollment rates, our revenue may not grow at anticipated rates. Even when we have rolled out our Professional Management service at a particular plan sponsor, some plan participants may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the plan participant. Certain securities within a plan participant’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. As we endeavor to find new ways to grow enrollment, we may introduce processes or customer experiences that some plan providers, plan sponsors or plan participants reject or resist, which may result in an unsuccessful enrollment campaign, unsuccessful ongoing enrollment or higher cancellation rates, or may harm our reputation with those plan providers, plan sponsors or plan participants, thereby jeopardizing future enrollment with those parties. Further, individual plan participants whose accounts we manage may choose at any time to stop having us manage those accounts. Historically, member cancellations rates have typically increased during periods where there has been a significant decline in stock market performance and, in addition, member cancellation rates are typically the highest in the three months immediately following the completion of a given promotional campaign. The level of any potential cancellations or enrollment decline may not necessarily be proportional to, and may, in total, be greater than, the overall market decline. If we are unsuccessful in our Professional Management enrollment campaigns, if we lose plan participants, or if we otherwise fail to increase enrollment rates, our revenue, operating results and financial condition could be harmed.

We plan to extend and expand our services and may not be able to successfully implement new services or accurately estimate the impact on our business of developing and introducing these services.

We plan to extend our services into new areas, and continue to evaluate new market opportunities in the retirement income and adjacent markets. For example, our Income+ service manages plan participants’ defined contribution assets while allowing payouts from their retirement accounts. In 2012 we began offering to manage assets in IRA accounts, and we continue to investigate opportunities to support other forms of retirement accounts and investors nearing retirement. In the longer-term, we intend to further expand our services beyond workplace defined contribution plans, such as allowing investors to manage and draw down income from their IRAs. We intend to invest significant resources to the research, development, sales and marketing of new services. We have limited experience determining and executing income payments from retirement accounts. If our assessments or forecasts with respect to the expected duration and sufficiency of assets to support retirement income payments to participants are inaccurate, or if we fail to ensure that payouts are made at the times expected, our business and reputation could suffer. We have limited experience beyond workplace defined contribution plans and may not be able to anticipate or manage new risks and obligations or legal, compliance, operational or other requirements that may arise if we offer investment management or retirement income payout services for accounts other than 401(k) accounts or if we offer other services related to preparing for retirement, such as assistance with optimizing social security payments. We may not be able to accurately estimate the impact of these future services on our business or how the benefits of these services will be perceived by our clients. In addition, the anticipated benefits of these services on our business may not outweigh the resources and costs associated with their development or the liabilities associated with their operation. If we do not realize the anticipated benefits of these services, our revenue, operating results and financial condition could be harmed.

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

We refer to four of our eight primary retirement plan provider relationships as subadvisory relationships, including one plan provider with whom we have a subadvisory relationship for some plan sponsors and a direct advisory relationship for other plan sponsors. For the provider relationships that we refer to as subadvisory, we typically act as subadvisor to the plan provider acting as investment advisor, but we may directly act as investment advisor if Online Advice is the only service offered by a particular plan sponsor or for certain legacy plans. Where we act as subadvisor, we do not have a direct relationship with the plan sponsors and therefore may be less able to influence decisions by those plan sponsors to use or continue to use our services or to add additional services. Where we act as subadvisor, we do not know and cannot control the terms of the contract between the plan provider and the plan sponsor, which vary on terms such as the length of the contract, renewal and cancellation provisions. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through subadvisory relationships with retirement plan providers. The renegotiation or termination of our relationship with any of these plan providers could negatively impact our business. For the year ended December 31, 2012, 13%, 7%, 7% and 2% of our total revenue was attributable to the subadvisory fees paid to us by JP Morgan, Vanguard, ING and Aon Hewitt, respectively, the four plan providers with whom we had subadvisory relationships as of December 31, 2012.

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

Some plan providers with whom we have relationships also provide or may provide competing services or products.

Some plan providers with whom we have relationships, such as Fidelity, offer or may offer directly competing investment guidance, retirement advice, portfolio management and retirement income services to plan participants. We also face indirect competition from products that could potentially substitute for our services, most notably target-date funds, which are offered by a number of plan providers with whom we have relationships, including J.P. Morgan, Fidelity and Vanguard. Among the plan sponsors to whom we offer our Professional Management service and that offer target-date funds, approximately 77% offer retail-priced target-date funds. Plan providers who offer competing services or products may be better positioned to promote or offer their services or products over ours in the sales process. Where we have a subadvisory relationship with the plan provider, the plan provider may compete with us for plan sponsors. Competitors to our Income+ feature include providers of retirement income products in the defined contribution market, such as AllianceBernstein, Prudential, and other providers of insurance products. Competitors that provide advisory services in the IRA space include providers such as Bank of America Merrill Lynch, Charles Schwab, and Fidelity. This competition with companies with whom we have relationships can strain the relationship with plan providers and may result in less favorable contract terms or contract cancellation, in which event our revenue, operating results and financial condition could be harmed.

Our revenue is highly dependent upon the plan sponsors with whom we have relationships, and the renegotiation or termination of our relationship with one or more large plan sponsors could significantly impact our business.

A substantial portion of our revenue is generated as a result of contracts with plan sponsors. Under these contracts, where we are providing advisory services directly and not in a subadvisory capacity, we typically earn annual platform fees that are paid by the plan sponsor, plan provider or the retirement plan itself as well as fees based on AUM that are generally paid by plan participants. These contracts with plan sponsors typically have initial terms of three or five years and continue thereafter unless terminated. At any time during the initial term or thereafter, a plan sponsor can cancel a contract for fiduciary reasons or breach of contract. A plan sponsor can generally terminate a contract after the initial term upon 90 days’ notice. If a plan sponsor were to cancel or not renew a contract, we would no longer earn platform fees under that contract. In addition, we would no longer manage any assets in that plan and consequently would no longer earn fees based on AUM in that plan. A plan sponsor may also determine to contract through a subadvisory relationship with a plan provider, which may result in lower revenues for our company. If one or more plan sponsors were to cancel their contracts with us, fail to renew those contracts, or move to a subadvisory relationship, our revenue, operating results and financial condition could be harmed.

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

If we fail to prevent, detect or resolve errors in our services, regardless of the cause of the errors, our business and reputation could suffer. Errors in inputs or processing, such as plan set-ups, transaction instructions or plan participant data could be magnified across many accounts. Concentrated positions held by many plan participants, particularly in employer stock, could result in a large liability if a systematic input or processing error was to cause us to make errors in transactions relating to those positions. We could also face liability if we failed to process a participant’s instructions. We may not be able to identify or resolve these errors in a timely manner. In addition, failure to perform our services for Professional Management members, including plan disbursements, on a timely basis could result in liability. We may also have liability to the plan provider where we have a subadvisory relationship with the plan provider. After an error is identified, resolving the error and implementing remedial measures would likely divert the attention and resources of our management and key technical personnel from other business concerns. Any errors in the performance of services for a plan sponsor or plan provider, or poor execution of these services, could result in a plan sponsor or plan provider terminating its agreement. Although we attempt to limit our contractual liability for consequential damages in rendering our services, these limitations on liability may be unenforceable in some cases, or may be insufficient to protect us from liability for damages. ERISA and other applicable laws require that we meet a fiduciary obligation to plan participants. We maintain general liability insurance coverage, including coverage for errors or omissions; however, this coverage may not continue to be available on reasonable terms or may be unavailable in sufficient amounts to cover one or more large claims. An insurer might disclaim coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirement, in which event our operating results and financial condition could be harmed.

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

Any failure to protect the confidentiality of plan provider, plan sponsor or plan participant data could lead to legal liability, adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

Many of our agreements with plan sponsors and plan providers do not limit our potential liability for breaches of confidentiality and consequential damages. If any person, including any of our employees, penetrates our network security, misappropriates or mishandles sensitive data, inadvertently or otherwise, we could be subject to significant liability from our plan sponsors and plan providers for breaching contractual confidentiality provisions or privacy laws. In addition, our agreements with plan sponsors and plan providers require us to meet specified minimum system security and privacy standards. Given the growing concern over privacy and identity theft, we have been and expect to continue to be subject to increased scrutiny by both plan providers and plan sponsors, which have increased the frequency and thoroughness of their audits. If we fail to meet these standards, our plan sponsors and plan providers may seek to terminate their agreements with us. Regulations in some states and proposed federal regulations may require notification via the press or to customers in the event of security breaches, which could harm our reputation and increase our costs of doing business. Unauthorized disclosure of sensitive or confidential data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation, expose us to litigation, cause us to lose business, harm our revenue, operating results or financial condition and subject us to regulatory action, which could include sanctions and fines.

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

We operate in a highly competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors that offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, Inc., GuidedChoice and ProManage LLC. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity and Bank of America Merrill Lynch. We currently have a relationship with Fidelity that allows us to provide our services to plan sponsors that elect to hire us for which Fidelity is the plan provider. We also face indirect competition from products that could potentially substitute for our portfolio management services, investment advice and retirement income, most notably target-date funds. Target-date funds are offered by multiple financial institutions, including BlackRock, T. Rowe Price, Fidelity and Vanguard. These funds provide generic asset allocation based on the investment horizon of the investor. Target-date funds, managed accounts and balanced funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. In addition, with the introduction of the Income+ feature, indirect competitors who offer income solutions in retirement include providers of insurance products. As the market for providing portfolio management and investment advisory services continues to grow, we also may face competition from smaller or newly established competitors. Plan providers offer or may choose to offer directly and indirectly competitive products in the future. The plan providers with which we do not have contractually exclusive relationships may enter into similar relationships with our competitors. This in turn may harm our business.

Many of our competitors have larger customer bases and significantly greater resources than we do or may have fewer regulatory or other constraints. This may allow our competitors to respond more quickly to new technologies and changes in demand for services, to devote greater resources developing and promoting their services and to make more attractive offers to potential plan providers, plan sponsors and plan participants. Industry consolidation may also lead to more intense competition. Increased competition could result in price reductions or loss of market share, in which event our revenue, operating results and financial condition could be harmed.

Our future success depends on our ability to recruit and retain qualified employees, including our executive officers.

Our ability to provide portfolio management services, investment advice and retirement income and maintain and develop relationships with plan participants, plan providers and plan sponsors depends largely on our ability to attract, train, motivate and retain highly skilled professionals, particularly professionals with backgrounds in sales, marketing, technology and financial and investment services. We believe that success in our business will continue to be based upon the strength of our intellectual capital. For example, due to the complexity of our services and the intellectual capital invested in our investment methodology and technology, the loss of personnel integral to our investment research, product development and engineering efforts would harm our ability to maintain and grow our business. Consequently, we must hire and retain employees with the technical expertise and industry knowledge necessary to continue to develop our services and effectively manage our growing sales and marketing organization to assist the growth of our operations. We believe there is significant competition for professionals with the skills necessary to perform the services we offer. We experience competition for analysts and other employees from financial institutions and financial services organizations such as hedge funds and investment management companies that generally have greater resources than we do and therefore may be able to offer higher compensation packages. Competition for these employees is intense, and we may not be able to retain our existing employees or be able to recruit and retain other highly qualified personnel in the future. In 2012, we relocated our California headquarters, which may cause existing employees to leave or make it more difficult to attract new employees. If we cannot hire and retain qualified personnel, our ability to continue to expand our business would be impaired and our revenue, operating results and financial condition could be harmed.

If our intellectual property and technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position could suffer.

Our future success and competitive position depend in part on our ability to protect our proprietary technology and intellectual property. We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and intellectual property. We also require our employees, consultants, vendors, plan sponsors and plan providers to enter into confidentiality agreements with us. As of December 31, 2012, we have 14 issued U.S. patents which relate to novel aspects of our financial advisory platform, including user interface features, our pricing module, load-aware optimization, tax-aware asset allocation, financial goal planning, advice palatability, and other key technologies of our outcomes-based investing methodologies. We also have several additional pending U.S. patent applications. In addition, we have issued patents and pending patent applications in foreign jurisdictions. One or more of our issued patents or pending patent applications may be called into question on the basis of being directed to abstract ideas or methods of doing or conducting business. The general validity of software patents and so called “business method” patents have been challenged in a number of jurisdictions, including the United States. Changes in patent laws or case law may impact the scope of patent-eligible subject matter by, for example, limiting what constitutes a patentable “process.” Our patents may become less valuable if software or business methods are found to be a non-patentable subject matter or if additional requirements are imposed that our patents do not meet.

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

We are subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, as a result of being a public company, which causes additional expenses and challenges for our management team.

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

We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting in our annual report on Form 10-K. If our internal controls over financial reporting are not effective as defined under Section 404, or if we fail to comply with other public company regulatory requirements, we could be subject to lawsuits, sanctions or investigations by The NASDAQ Stock Market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404 or other regulatory requirements, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to meet public company regulatory compliance requirements effectively or efficiently, or there are changes in the standards, methods, estimates and judgments used in applying our accounting policies, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors.

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

We may be adversely affected as a result of new or revised legislation or regulations promulgated by Congress, the SEC, Department of Labor or other U.S. regulatory authorities or self-regulatory organizations that supervise the financial markets and retirement industry. In addition, we may be adversely affected by changes in the interpretation of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business. For example, additional requirements for fee disclosure have recently become effective and there is increased sponsor and consultant focus on the fees associated with all plan services, including our services. We may need to offer more or broader services to justify our fees or may need to lower our fees to retain or expand our existing business relationships. Future legislation or regulation could change or eliminate certain existing restrictions relating to conflicts of interest, which might lower the relative value of our independence, or allow for increased competition. Legislation may reduce or eliminate tax benefits associated with defined contribution plans or otherwise restructure defined contribution plans in a way that affects their use by plan sponsors or plan participants, which could cause a reduction in the number of plans where our services are offered or slow our AUM growth. Future legislation or regulation could affect our ability to offer services for accounts other than 401(k) accounts or may impose requirements for retirement income forecasts and distribution that we might not be able to satisfy, or which might lower the relative value of our services or allow for increased competition. Changes to laws or regulations, or any change that results in our becoming subject to the jurisdiction of any additional regulator, such as a self-regulatory organization, could increase our potential liability for offering portfolio management services, investment advice and retirement income, affect our ability to offer our Passive Enrollment option or invalidate pre-dispute arbitration clauses in our agreements, leading to increased costs to litigate any claims against us. Changes to laws or regulations could also increase our legal compliance costs, divert internal resources and make some activities more time-consuming and costly. The laws, rules and regulations applicable to our business may change in the future, and we may not be able to comply with any such changes. If we fail to comply with any applicable law, rule or regulation, we could be fined, sanctioned or barred from providing investment advisory services in the future, which could materially harm our business and reputation.

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

In addition, our subadvisory arrangements are structured to follow Advisory Opinion 2001-09A, a Department of Labor opinion provided to SunAmerica Retirement Markets. Although an advisory opinion provides guidance about the Department of Labor’s interpretation of ERISA, it is directly applicable only to the entity to which it is issued. SunAmerica Retirement Markets is an entity unrelated to us or the plan providers to which we act as subadvisor. We could be adversely affected if the Department of Labor increases examination of these subadvisory arrangements or changes the interpretive positions described in the Advisory Opinion. We could be adversely affected if ERISA is amended in a way that overturns or materially changes the Department of Labor’s position in Advisory Opinion 2001-09A, such as the imposition of additional requirements relating to conflicts of interest on the plan providers to which we act as a subadvisor. Future legislation or regulation could impose additional requirements relating to conflicts of interest on some of the plan providers to which we act as a subadvisor. These plan providers may not be able to comply with these requirements, and we may therefore not be able to continue to provide our services on a subadvisory basis. In such event, we could incur additional costs to transition our services for affected plan providers and their plan sponsors to another structure.

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

In addition, we must continue to meet changing plan provider and plan sponsor expectations and requirements, including addressing plan complexities and meeting plan provider and plan sponsor demands for specific features and delivery dates. We must accomplish all of these tasks in a timely and cost-effective manner, and our failure to do so could harm our business, including materially reducing our revenue and operating results. Further, a key aspect of our growth strategy is to expand our investment research capabilities and introduce new services. We expect that our research and development expense will continue to represent a material percentage of our revenue in the future. A viable market for our new service offerings may not exist or develop, and our offerings may not be well received by potential plan sponsor customers or individual plan participants or investors.

Risks Related to our Common Stock

Our share price may be volatile, and the value of an investment in our common stock may decline.

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in March 2010 at a price of $12.00 per share, our closing stock price has ranged from $12.35 to $28.68 for the period March 16, 2010 to December 31, 2012. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	general economic and market conditions;

•	issuance of new or updated research or reports by securities analysts;

•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected;

•	changes in the economic performance or market valuations of other companies engaged in providing portfolio management services, investment advice and retirement income;

•	loss of a significant amount of existing business;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	regulatory developments in our target markets affecting us, our plan sponsors or our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in the amounts, timing or frequency of any cash dividends we may pay;

•	issuances, sales or expected sales of additional common stock; and

•	terrorist attacks or natural disasters or other such events impacting countries where we or our plan sponsors have operations.

Prior to fiscal 2013, we did not pay any cash dividends on our common stock. In February 2013, our Board of Directors declared our first quarterly cash dividend in the amount of $0.05 per share of common stock outstanding. While we currently expect to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors. Any changes in the amounts, timing or frequency of any cash dividends we may pay could adversely affect market and investors’ perception of us and cause our stock price to decline.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We currently lease our principal executive offices in Sunnyvale, California. The lease term is for eight years and expires in May 2020. The premises consist of 80,995 square feet of office space with the right to lease additional space. We previously leased our principal executive offices in Palo Alto, California under a lease that expired on August 31, 2012. We also lease office space in Phoenix, Arizona, primarily for our operations and call center, under a lease that expires on May 31, 2015, with an option to extend the lease until May 31, 2020. In February 2012, we extended our lease contract for our Phoenix facility through May 2015 and added additional space. We also sublease office space in Boston, Massachusetts, under a lease that expires on January 30, 2015. We secured additional leased space in Boston to accommodate new employees in 2012. We believe that our available office space will be sufficient to meet our needs currently and if our company expands.

Item 3.    Legal Proceedings

We are currently not party to any material legal proceedings. We may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4.    Mine Safety Disclosures

None.

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

	High	Low
Fiscal year ending December 31, 2012
First Quarter	$25.01	$20.48
Second Quarter	$23.15	$19.60
Third Quarter	$24.18	$18.10
Fourth Quarter	$28.12	$22.70

Fiscal year ending December 31, 2011
First Quarter	$27.94	$19.09
Second Quarter	$29.00	$22.56
Third Quarter	$26.25	$16.86
Fourth Quarter	$24.61	$15.31

As of January 31, 2013, the number of record holders of our common stock was 169. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

Prior to fiscal 2013, we did not pay any cash dividends on our common stock. In February 2013, the Board of Directors declared our first quarterly cash dividend in the amount of $0.05 per share of our common stock outstanding, payable on April 5, 2013 to stockholders of record at the close of business on March 22, 2013. While we currently expect to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Financial Engines, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from March 16, 2010 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2012 of the cumulative total stockholder return on our common stock with the cumulative total return The NASDAQ Composite Index, the Financial Sector SPDR and S&P Small Cap 600 Index. The graph assumes an investment of $100 on March 16, 2010, and the reinvestment of any dividends. We did not pay any cash dividends prior to fiscal 2013. For our common stock, the investment performance is measured as of the closing price of our common stock on March 16, 2010 of $17.25, which differs from our IPO price of $12.00.

The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Financial Engines, Inc.,

The NASDAQ Composite Index, Financial Sector SPDR and the S&P Small Cap 600 Index

* 100 invested in stock as of March 16, 2010 — including reinvestment of dividends

2012 0K	3/16/2010	03/31/10	06/30/10	09/30/10	12/31/10	03/31/11	06/30/11	09/30/11	12/30/11	03/30/12	06/29/12	09/28/12	12/31/12
Financial Engines, Inc.	$100	$98	$79	$77	$115	$160	$150	$105	$129	$130	$124	$138	$161
The NASDAQ Composite Index	$100	$102	$90	$101	$113	$119	$119	$104	$112	$134	$127	$136	$132
Financial Sector SPDR	$100	$103	$89	$93	$104	$107	$100	$78	$86	$105	$97	$104	$110
S&P Small Cap 600	$100	$101	$92	$101	$117	$126	$126	$101	$118	$132	$128	$135	$138

Unregistered Sales of Equity Securities

For the year ended December 31, 2012, we issued 2,053,783 shares of common stock upon the exercise of options to purchase our common stock granted under our 1998 Stock Plan. The shares of common stock issued pursuant to these stock options were unregistered securities granted under our 1998 Stock Plan as permitted by Rule 701 of the Securities Act of 1933. The aggregate purchase price of the shares was $13.1 million, of which $13.1 million was received in cash. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share data)
Statements of Income (Loss) Data:
Revenue:
Professional management	$38,963	$52,579	$79,137	$108,215	$150,872
Platform	29,498	30,048	29,717	32,891	32,373
Other	2,810	2,355	2,918	2,979	2,577

Total revenue	71,271	84,982	111,772	144,085	185,822

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	27,588	29,573	37,599	49,717	70,025
Research and development	13,663	15,618	19,343	21,182	25,483
Sales and marketing	21,157	22,515	26,403	30,710	39,206
General and administrative	6,613	7,679	11,644	13,518	15,537
Withdrawn offering expense	3,031	—	—	—	—
Amortization of internal use software	2,258	2,813	3,912	5,923	6,125

Total costs and expenses	74,310	78,198	98,901	121,050	156,376

Income (loss) from operations	(3,039)	6,784	12,871	23,035	29,446
Interest income (expense)	(563)	(261)	(25)	10	3
Other income	—	—	—	—	100

Income (loss) before income taxes	(3,602)	6,523	12,846	23,045	29,549
Income tax expense (benefit)	12	834	(50,729)	7,900	10,975

Net income (loss)	(3,614)	5,689	63,575	15,145	18,574
Less: Stock dividend	2,362	1,082	5,480	—	—

Net income (loss) attributable to holders of common stock	$(5,976)	$4,607	$58,095	$15,145	$18,574

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share data)
Net (loss) income per share attributable to holders of common stock
Basic	$(0.61)	$0.46	$1.66	$0.34	$0.40
Diluted	$(0.61)	$0.13	$1.30	$0.31	$0.37
Shares used to compute net income (loss) per share attributable to holders of common stock
Basic	9,767	10,106	35,096	44,783	46,741
Diluted	9,767	34,866	44,826	49,407	50,211

Cash dividends per share to common stockholders	$0.00	$0.00	$0.00	$0.00	$0.00

Non-GAAP Financial Data:
Adjusted EBITDA(1)	$8,409	$19,553	$28,389	$40,783	$55,809
Adjusted Net Income(2)	$1,635	$9,872	$18,066	$18,583	$24,984
Adjusted Earnings per Share(2)	$0.04	$0.23	$0.39	$0.38	$0.50

(1)	The table below sets forth a reconciliation of net income (loss) to non-GAAP Adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, unaudited)
Net income (loss)	$(3,614)	$5,689	$63,575	$15,145	$18,574
Interest expense (income)	563	605	25	(10)	(3)
Income tax expense (benefit)	12	834	(50,729)	7,900	10,975
Depreciation	1,641	1,729	1,816	2,191	3,084
Withdrawn offering expense	3,031	—	—	—	—
Amortization of internal use software	2,196	2,711	3,703	5,577	5,726
Amortization of direct response advertising	—	64	1,185	2,734	5,149
Amortization of deferred sales commissions	991	1,153	1,155	1,423	1,932
Stock-based compensation expense	3,589	6,768	7,659	5,823	10,372

Non-GAAP Adjusted EBITDA	$8,409	$19,553	$28,389	$40,783	$55,809

(2)	The table below sets forth a reconciliation of net income (loss) to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share data, unaudited)
Net income (loss)	$(3,614)	$5,689	$63,575	$15,145	$18,574
Stock-based compensation expense, net of tax(1)	2,218	4,183	4,733	3,598	6,410
Withdrawn offering expense	3,031	—	—	—	—
Income tax benefit from release of valuation allowance	—	—	(50,242)	(160)	—

Non-GAAP Adjusted Net Income	$1,635	$9,872	$18,066	$18,583	$24,984

Non-GAAP Adjusted Earnings Per Share	$0.04	$0.23	$0.39	$0.38	$0.50

Shares of common stock outstanding	40,448	40,807	41,601	44,820	46,741
Dilutive restricted stock and stock options	3,462	2,052	4,831	4,587	3,470

Non-GAAP adjusted common shares outstanding	43,910	42,859	46,432	49,407	50,211

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation expense for all periods presented.

	As of December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,857	$20,713	$114,937	$145,002	$181,231
Working capital	$2,490	$16,562	$124,970	$162,341	$212,513
Total assets	$42,302	$58,352	$217,616	$254,443	$306,833
Bank borrowings and note payable	$13,500	$8,055	$—	$—	$—
Total liabilities	$31,033	$34,086	$32,396	$34,883	$43,447
Total stockholders’ equity	$11,269	$24,266	$185,220	$219,560	$263,386

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of independent, technology-enabled portfolio management, investment advice and retirement income services primarily to participants in employer-sponsored defined contribution retirement plans, such as 401(k) plans. We use our proprietary advice technology platform to provide our services to millions of investors on a cost-efficient basis. Our business model is based primarily on workplace delivery of our services, where we target three key constituencies in the retirement plan market: plan participants, plan sponsors and plan providers.

Revenue

We generate revenue primarily from management fees on Assets Under Management, or AUM, as well as from platform fees, by providing portfolio management services, investment advice and retirement income services primarily to plan participants of employer-sponsored retirement plans. We maintain two types of relationships with retirement plan providers. In direct advisory relationships, we are the primary advisor and a plan fiduciary. In subadvisory relationships, the plan provider (or its affiliate) is the primary advisor and plan fiduciary, and we act in a subadvisory capacity.

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

Pursuant to the contracts with our members, we calculate our member fees based on the asset amounts in data files as received directly from the plan providers, with no judgments or estimates on our part. None of our member fees are based on investment performance or other incentive arrangements. Our fees generally are based on AUM, which is influenced by market performance. Our fees are not based on a share of the capital gains or appreciation in a member’s account. In some cases, our member fees may adjust downward based on overall participant or AUM enrollment performance milestones over time. Our member fees are determined by the value of the assets in the member’s account at the specified dates and are recognized as the services are performed.

Prior to fiscal year 2012, we saw an increase in professional management revenue in the fourth quarter due to the fee structure with one of our subadvisory plan providers, under which we recognized the difference between earned revenue and annual minimum contractual revenue in the fourth quarter. Effective January 2012, we no longer see this fourth quarter trend as the fee structure for this particular plan provider has been renegotiated to provide an earned revenue fee structure that eliminates the annual minimum contractual revenue provision. As a result, the earned revenue from this plan provider could vary substantially with market performance and net enrollment, as is the case with professional management revenue from our other plan providers.

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

As of December 31, 2012, we had approximately $575 billion of AUC and 6.5 million eligible plan participants in plans for which the Professional Management service is available, which includes approximately $33 billion of AUC and 380,000 eligible plan participants in plans for which Income+ has been made available to participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

All plans as of December 31, 2012	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
Professional Management available	10.2%	11.1%
Professional Management available 14 months or more	11.2%	12.0%
Professional Management available 26 months or more	12.1%	12.7%

(1)

We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of December 31, 2012, we performed a calculation to estimate the marked-to-market asset enrollment rate as of December 31, 2012, which we believe was approximately 11.1% where Professional Management is available, approximately 12.0% where Professional Management has been available for 14 months or more and approximately 12.7% where Professional Management has been available for 26 months or more.

As of December 31, 2012, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	4%
Bonds	27%
Domestic Equity	45%
International Equity	24%

Total	100%

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

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q1’12	Q2’12	Q3’12	Q4’12
AUM, beginning of period	$47.5	$53.7	$54.2	$61.5
New Enrollment(1)	3.0	3.7	4.9	3.8
Voluntary Cancellations(2)	(1.2)	(1.0)	(1.2)	(1.4)
Involuntary Cancellations(3)	(0.8)	(1.0)	(0.9)	(1.3)
Contributions(4)	1.0	1.0	1.1	1.2
Market Movement and Other(5)	4.2	(2.2)	3.4	0.1

AUM, end of period	$53.7	$54.2	$61.5	$63.9

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

(3)

The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. Involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between January 1, 2013 and January 31, 2013 would cause the AUM that was reported as of December 31, 2012 to be reduced by 0.04%.

(4)

Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 87-91% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM. The data presented in the table above differs from data provided in filings prior to September 30, 2012, as the prior contributions data reported represented only that subset of members for whom we received salary data.

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

Platform.    We derive platform revenue from recurring, subscription-based platform fees for access to either our full suite of services, including Professional Management, Online Advice service, and Retirement Evaluation, or to our legacy Online Advice service only, and to a lesser extent, from setup fees. Online Advice is a nondiscretionary Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the employer sponsored retirement plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over the estimated average period of a sponsor relationship, which for accounting purposes is estimated to be five years.

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

Costs and Expenses

Employee compensation and related expenses represent our largest expense and includes wages expense, cash incentive compensation expense, benefits expenses, employer payroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including non-cash stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. While we expect our headcount to increase over time, we believe that the economies of scale in our business model can allow us to grow our compensation and related expenses at a lower rate than revenue. We anticipate granting equity awards to board members and certain of our employees each year, with the most significant events typically occurring in the first and fourth quarters, that may result in significant non-cash stock-based compensation expense. We anticipate providing annual compensation increases to certain of our employees each year, typically in the second quarter, that may result in an increase primarily to wages expense.

Other costs and expenses include the costs of fees paid to plan providers related to the exchange of plan and plan participant data as well as implementing our transaction instructions for member accounts, printed marketing and member materials and postage, consulting and professional service expenses, facilities expenses, and amortization and depreciation for hardware and software purchases and support.

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue.    Cost of revenue includes fees paid to plan providers for connectivity to plan and plan participant data, printed materials fulfillment costs for certain subadvisory relationships for which a portion are reimbursed, printed member materials, and employee-related costs for technical operations, implementations, operations, advisor call center operations and portfolio management. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, and purchased materials. Costs for connectivity to plan and plan participant data are expected to increase proportionally with our professional management revenue, as well as by contractual increases in plan provider fees as a result of achieving certain milestones. The expenses included in cost of revenue are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our Consolidated Statements of Income. Amortization of internal use software, a portion of which relates to our cost of revenue, is not included in cost of revenue but is reflected as a separate line item in our statement of income.

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

Sales and Marketing.    Sales and marketing expense includes costs associated with provider and sponsor relationship management, provider and sponsor marketing, direct sales, product marketing, public relations and printing of and postage for marketing materials for direct advisory relationships including amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs.

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

Direct Response Advertising.    Effective July 1, 2009, we commenced capitalization of advertising costs associated with direct advisory Active Enrollment campaigns, which caused a significant amount of costs to be capitalized for the years ended December 31, 2010, 2011 and 2012. Our advertising costs consist primarily of print materials associated with new member solicitations. Advertising costs that do not qualify as direct response advertising are expensed to sales and marketing at the first time the advertisement takes place. Effective July 1, 2009, we commenced capitalization of advertising costs associated with direct advisory Active Enrollment campaigns on a prospective basis as it was then determined that we had sufficient and verifiable historical patterns over a reasonable period to demonstrate probable future benefits of such campaigns.

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

As of December 31, 2012, $10.2 million of advertising costs associated with direct advisory active choice enrollment campaigns were reported as assets. During the years ended December 31, 2010, 2011 and 2012, we capitalized $4.4 million, $7.0 million and $6.6 million, respectively, of direct response advertising costs. Advertising expense was $2.0 million, $3.6 million and $5.9 million for the years ended December 31, 2010, 2011 and 2012, respectively, of which direct response advertising amortization was $1.2 million, $2.8 million and $5.2 million, respectively. During the years ended December 31, 2010, 2011 and 2012, impairments to direct response advertising were immaterial.

The table below evaluates the sensitivity of two of our most significant estimates, namely average period of probable future benefits and assumed change in our AUM due to market performance, on the realizability of net capitalized direct response advertising costs as of December 31, 2012. This sensitivity analysis considered all historic and current year campaigns with a net capitalized balance as of December 31, 2012 under our current assumptions of a three-year average period of probable future benefits and 0% change in AUM due to market performance per year. The sensitivity table indicates the additional expense charges that would have been recorded as of December 31, 2012 if, effective January 1, 2012, we had assumed different levels of change in AUM due to market performance and assumed an estimated period of probable benefits other than 3 years.

Direct Response Advertising Sensitivity Analysis Additional Expense (Impairments) to be Recognized

	Assumed Change in AUM due to Market Performance(1) (In thousands)
	–20%	–10%	0%	8%
Average Period of Probable Future Benefits:
1 year	$8,273	$8,081	$7,881	$7,707
2 years	2,319	1,898	1,690	1,573
3 years	248	89	—	—
4 years	38	6	—	—
5 years	34	2	—	—

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

Prior to September 30, 2010, we maintained a full valuation allowance for our net deferred tax assets, since the likelihood of the realization of those assets had not become “more likely than not.” We continually evaluate additional facts representing both positive and negative evidence in the determination of the realizability of the deferred tax assets, including scheduling of deferred tax liabilities and projected income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account all available evidence, including past operating results and our recent performance. In forecasting future taxable income we did not assume any gains as a result of market performance on our AUM or from the addition of new markets and services we may be considering. Nor did we incorporate any marked improvement in our historical enrollment rates, voluntary cancellation rates or involuntary cancellation rates. Historical differences between forecast and actual taxable profits have not resulted in material adjustments to the recognition of our deferred tax assets. We are not relying on tax planning strategies to support the realization of our deferred tax assets. Rather, we are relying primarily on future taxable income to support the realizability of our deferred tax assets and to a much lesser degree through the reversal of existing taxable temporary differences. Furthermore, our deferred tax liabilities are of the same character and jurisdiction as the temporary differences giving rise to our deferred tax assets and will reverse in similar periods as the temporary differences giving rise to our deferred tax assets.

Effective September 30, 2010, we believed that sufficient positive evidence existed from historical operations and future income projections to conclude that it was more likely than not that we would fully realize our federal deferred tax assets and to partially realize our state of California deferred tax assets. Therefore, we released valuation allowances of $55.4 million during the year ended December 31, 2010. We also released an additional portion of our State of California deferred tax assets totaling $0.2 million during the year ended December 31, 2011. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $1.4 million relating to the state of California as it is not more likely than not that we will be able to realize these assets prior to their expiration. As of December 31, 2012, the amount of pre-tax income we need to generate in future years in order to realize our deferred tax assets is approximately $93.9 million and $310.0 million with respect to approximately $32.8 million of federal related deferred tax assets and $3.1 million of state related net deferred tax assets, respectively.

As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of approximately $151.7 million and $60.9 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2031.

As of December 31, 2012, we had research credit carryforwards for federal and state of California income tax purposes of approximately $2.9 million and $3.3 million, respectively, available to reduce future income taxes, which are based on estimates of future realizability. The federal research credit carryforwards expire through 2031. The state of California research credit carries forward indefinitely. The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law will result in a tax benefit which will be recognized in the first quarter of 2013, which is the quarter in which the law was enacted.

All tax years since inception are open and may be subject to examination in one or more jurisdictions.

Stock-Based Compensation.    Stock-based compensation expense for stock option awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The determination of the fair value of stock-based option awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends over the expected term of the awards.

	Year Ended December 31,
	2010	2011	2012
Expected life in years	6	6	6
Risk-free interest rate	2.60%	1.72%	0.98%
Volatility	51%	47%	42%
Dividend yield	—	—	—

We use the “simplified” method in developing an estimate of expected term of stock options as we expect our employee exercise behavior to change resulting from our initial public offering. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We estimate expected volatility based on a combination of the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. In February 2013, the Board of Directors declared our first quarterly cash dividend in the amount of $0.05 per share and we anticipate paying quarterly cash dividends in the future. For periods through December 31, 2012, we did not declare or issue dividends and therefore the expected dividend yield was zero. Effective the first quarter of 2013, the dividend yield will include the anticipated dividends to be paid in future periods.

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

Comparison of the Years Ended December 31, 2011 and 2012

	Year Ended December 31,		Year Ended December 31,		Increase (Decrease)
	2011	2012	2011	2012	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	75%	81%	$108,215	$150,872	$42,657	39%
Platform	23	18	32,891	32,373	(518)	(2)
Other	2	1	2,979	2,577	(402)	(13)

Total revenue	100	100	144,085	185,822	41,737	29
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	35	38	49,717	70,025	20,308	41
Research and development	15	14	21,182	25,483	4,301	20
Sales and marketing	21	21	30,710	39,206	8,496	28
General and administrative	9	8	13,518	15,537	2,019	15
Amortization of internal use software	4	3	5,923	6,125	202	3

Total costs and expenses	84	84	121,050	156,376	35,326	29

Income from operations	16	16	23,035	29,446	6,411	28
Interest income (expense)	—	—	10	3	(7)	(70)
Other income	—	—	—	100	100	n/a

Income before income tax expense	16	16	23,045	29,549	6,504	28
Income tax expense	5	6	7,900	10,975	3,075	39

Net income	11%	10%	$15,145	$18,574	$3,429	23%

Revenue

Total revenue increased $41.7 million, or 29%, from $144.1 million for the year ended December 31, 2011 to $185.8 million for the year ended December 31, 2012. The increase was due primarily to growth in professional management revenue of $42.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Professional management revenue and platform revenue comprised 81% and 18%, respectively, of total revenue for the year ended December 31, 2012.

Professional Management Revenue

Professional management revenue increased $42.7 million, or 39%, from $108.2 million for the year ended December 31, 2011 to $150.9 million for the year ended December 31, 2012. The increase in professional management revenue for the year ended December 31, 2012 was due primarily to an increase in the average monthly total AUM used to calculate fees from approximately $43.2 billion for the year ended December 31, 2011 to approximately $57.0 billion for the year ended December 31, 2012. This increase in average monthly total AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as contributions and market appreciation.

Effective January 2012, due to a revised agreement with one of our subadvisory plan providers, an annual minimum contractual revenue provision was eliminated, which historically resulted in an increase in professional management revenue in the fourth quarter when we recognized the difference between earned revenue and annual minimum contractual revenue. This contract was also renegotiated to provide asset-based revenue, which can vary substantially with market performance, instead of annual minimum contractual revenue. As a result, for the year ended December 31, 2012, this revised contract resulted in increased annual revenue compared to the year ended December 31, 2011 due primarily to contributions and market appreciation.

Platform Revenue

Platform revenue decreased $0.5 million, or 2%, from $32.9 million for the year ended December 31, 2011 to $32.4 million for the year ended December 31, 2012. This decrease was due primarily to a few sponsor terminations, which resulted mainly from an effort to unify all sponsors onto our full service platform.

Other Revenue

Other revenue decreased $0.4 million, or 13%, from $3.0 million for the year ended December 31, 2011 to $2.6 million for the year ended December 31, 2012. The decrease in other revenue for the year ended December 31, 2012 was due primarily to a decrease in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $35.3 million, or 29%, from $121.1 million for the year ended December 31, 2011 to $156.4 million for the year ended December 31, 2012. This increase was due to a $20.3 million increase in cost of revenue, exclusive of amortization of internal use software, a $4.3 million increase in research and development expense, a $8.5 million increase in sales and marketing expense, a $2.0 million increase in general and administrative expense and a $0.2 million increase in amortization of internal use software for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Across functional areas, wages, benefits and payroll taxes increased for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to headcount growth and annual compensation increases effective April 1, 2012. We expect wages, benefits and payroll tax expense to continue to increase for the year ended December 31, 2013 due to planned headcount growth and annual compensation increases. Rent expense, which is included in allocated overhead expenses, increased across all functional areas for the year ended December 31, 2012 compared to the year ended December 31, 2011 due primarily to the commencement of our lease contract for our new headquarters’ facilities. For the year ended December 31, 2012, we incurred increased rent expense beginning April 1, 2012 associated with our new headquarters’ facility. In addition, we incurred rent expense through our lease termination date of August 31, 2012 associated with our prior headquarters’ facility lease.

Non-cash stock-based compensation expense increased across all functional areas due primarily to equity awards granted to certain of our existing employees in mid-November 2012. Substantially all of these grants will vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the grants with declining amounts recognized in later periods. The aggregate value of the mid-November 2012 awards was $12.7 million. We estimate these mid-November 2012 equity grants will incur approximately $5.8 million of non-cash stock-based compensation expense, net of estimated forfeitures, for the year ended December 31, 2013.

In February 2013, the Board of Directors amended and restated the 2009 Stock Incentive Plan (the Updated Stock Incentive Plan) and approved the 2013-2017 Long-Term Incentive Program (the LTIP) thereunder. Under the LTIP, we may grant performance stock unit (PSU) awards based on objective performance criteria pre-

established by the Compensation Committee of the Board of Directors. In March 2013, the Compensation Committee intends to grant PSUs under the LTIP subject to stockholder approval of the Updated Stock Incentive Plan at the annual meeting of stockholders in May 2013. Further details on the Updated Stock Incentive Plan and the LTIP will be presented in the Proxy Statement. Assuming we obtain stockholder approval, the PSUs will have an expense value, measured in May 2013 but estimated as of the date of this filing, of approximately $14.4 million assuming 100% target achievement. We plan to update the total expense value of PSUs granted in our June 30, 2013 Form 10-Q filing based on actual data as of the measurement date in May 2013. We would recognize non-cash stock-based compensation expense under the graded-vesting attribution method. Each PSU award consists of two vesting cliffs, with sixty percent eligible to vest on December 31, 2015 and forty percent eligible to vest on December 31, 2017. The expense associated with each vesting cliff will be straight-lined over its respective period beginning in May 2013, which will result in greater amounts of non-cash stock-based compensation expense recognized in earlier periods of the grants with declining amounts recognized in later periods. Depending on performance against the target metrics, vesting will be between 0% and 140% of target value for each of the vesting cliffs and the expense will be reviewed and adjusted based on forecasts at the end of each balance sheet period. Assuming 100% target achievement, we estimate the LTIP equity grants, measured in May 2013 but estimated as of the date of this filing, will incur approximately $2.5 million of non-cash stock-based compensation expense, net of estimated forfeitures, for the year ended December 31, 2013.

Both of the estimates presented above for the November 2012 and LTIP stock-based compensation expense for the year ended December 31, 2013, is in addition to the amortization of both previously and subsequently granted stock awards, including other awards expected to be granted in 2013, utilizing the graded-vesting attribution method. We plan to continue to grant equity awards during the fiscal year 2013 to certain of our existing employees, new employees and board members.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $20.3 million, or 41%, from $49.7 million for the year ended December 31, 2011 to $70.0 million for the year ended December 31, 2012. This increase was due primarily to an increase of $15.0 million in fees paid to plan providers for connectivity to plan and plan participant data resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones for the year ended December 31, 2012 compared to the year ended December 31, 2011. In addition, there was an increase in printed marketing materials for subadvisory relationships and printed member materials of $2.8 million, due primarily to a revised agreement with one of our subadvisory plan providers for which we are now incurring printed materials costs, as well as an increase in the volume of subadvisory participants receiving our printed campaign and member materials this quarter. Wages, benefits and payroll taxes increased $1.0 million and overhead allocated expenses, including rent expense, increased $1.0 million for the year ended December 31, 2012. Non-cash stock based compensation expense increased $0.6 million, and production and internet expenses increased $0.2 million. These increases were offset by a decrease in equipment related expenses and increase in expenses capitalized for direct response advertising of $0.2 million and $0.1 million, respectively, for the year ended December 31, 2012. As a percentage of revenue, cost of revenue increased from 35% for the year ended December 31, 2011 to 38% for the year ended December 31, 2012 due primarily to an increase in fees paid to plan providers for connectivity to plan and plan participant data related to the achievement of certain contractual AUM based milestones and an increase in subadvisory campaign printed materials costs of which a portion is reimbursed by the applicable plan provider and classified as other revenue, partially offset by a slower increase in wages expense relative to the increase in revenue during the same period.

Research and Development

Research and development expense increased $4.3 million, or 20%, from $21.2 million for the year ended December 31, 2011 to $25.5 million for the year ended December 31, 2012. There was an increase in overhead allocated expenses, including rent expense, of $1.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. In addition, there was a $1.4 million increase in wages, benefits and payroll taxes for the year ended December 31, 2012, as well as an increase in non-cash stock-based compensation expense of $1.1 million. There was also an increase in equipment-related expenses of $0.2 million, due primarily to capital expenditures related to the new headquarters’ facility as well as an increase in consulting expense of $0.2 million. These increases were offset by a $0.3 million increase in expenses capitalized for internal use software projects for the year ended December 31, 2012 compared to the year ended December 31, 2011. As a percentage of revenue, research and development expense decreased from 15% for the year ended December 31, 2011 to 14% for the year ended December 31, 2012. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $8.5 million, or 28%, from $30.7 million for the year ended December 31, 2011 to $39.2 million for the year ended December 31, 2012. There was a $2.6 million increase in advisory printed enrollment materials expense for the year ended December 31, 2012 compared to the year ended December 31, 2011, due primarily to an increase in the volume of printed marketing campaigns. Additionally, there was a $2.1 million increase in wages, benefits and payroll taxes for the year ended December 31, 2012, as well as a $1.2 million increase in non-cash stock-based compensation expense and a $0.3 million increase in amortized commission expense. These increases were offset by a decrease in cash incentive expense of $0.3 million. There was an increase in overhead allocated expenses, including rent expense, of $1.3 million for the year ended December 31, 2012. There also was a $1.1 million increase in consulting expenses related primarily to a customer experience design project, as well as an increase in travel expenses of $0.2 million and equipment-related expense of $0.1 million for the year ended December 31, 2012. These increases were offset by a decrease in general marketing and programs expenses of $0.4 million. As a percentage of revenue, sales and marketing expense remained constant at 21% for the years ended December 31, 2011 and 2012.

General and Administrative

General and administrative expense increased $2.0 million, or 15%, from $13.5 million for the year ended December 31, 2011 to $15.5 million for the year ended December 31, 2012. There was a $1.5 million increase in non-cash stock-based compensation expense for the year ended December 31, 2012, as well as an increase in wages, benefits and payroll tax expense of $0.5 million. In addition, there was an increase in overhead allocated expenses, including rent expense, of $0.4 million for the year ended December 31, 2012. These increases were offset by a decrease in costs to support operations as a public company of $0.3 million and a decrease in recruiting expenses of $0.1 million. As a percentage of revenue, general and administrative expense decreased from 9% for the year ended December 31, 2011 to 8% for the year ended December 31, 2012. The decrease as a percentage of revenue was primarily due to a slower increase in expenses to support operations as a public company relative to the increase in revenue during the same period.

Amortization of Internal Use Software

Amortization of internal use software increased $0.2 million, or 3%, from $5.9 million for the year ended December 31, 2011 to $6.1 million for the year ended December 31, 2012 due to the amortization of higher capitalized costs caused by an increase in development hours required for recently completed projects compared to projects in prior years.

Income Taxes

Income tax expense increased from $7.9 million for the year ended December 31, 2011 to $11.0 million for the year ended December 31, 2012. Our effective tax rates were 34% and 37% for the year ended December 31, 2011 and 2012, respectively. The increase in our effective tax rate was due primarily to the suspension of the federal research and development credit for the year ended December 31, 2012. We expect to see an effective tax rate of approximately 38%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of December 31, 2012, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and to partially realize our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $1.4 million as of December 31, 2012 relating to net operating losses for the State of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

Comparison of the Years Ended December 31, 2010 and 2011

	Year EndedDecember 31,		Year Ended December 31,		Increase (Decrease)
	2010	2011	2010	2011	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	71%	75%	$79,137	$108,215	$29,078	37%
Platform	26	23	29,717	32,891	3,174	11
Other	3	2	2,918	2,979	61	2

Total revenue	100	100	111,772	144,085	32,313	29
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	34	35	37,599	49,717	12,118	32
Research and development	17	15	19,343	21,182	1,839	10
Sales and marketing	24	21	26,403	30,710	4,307	16
General and administrative	10	9	11,644	13,518	1,874	16
Amortization of internal use software	3	4	3,912	5,923	2,011	51

Total costs and expenses	88	84	98,901	121,050	22,149	22

Income from operations	12	16	12,871	23,035	10,164	79
Interest income (expense)	—	—	(25)	10	35	n/a

Income before income tax expense	12	16	12,846	23,045	10,199	79
Income tax expense (benefit)	(45)	5	(50,729)	7,900	58,629	n/a

Net income	57%	11%	$63,575	$15,145	$(48,430)	(76)%

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

Professional Management Revenue

Professional management revenue increased $29.1 million, or 37%, from $79.1 million for the year ended December 31, 2010 to $108.2 million for the year ended December 31, 2011. The increase was due primarily to an increase in the average monthly total AUM used to calculate fees from approximately $32.8 billion for the year ended December 31, 2010 to approximately $43.2 billion for the year ended December 31, 2011. This increase in average monthly total AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as market appreciation and contributions.

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

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $12.1 million, or 32%, from $37.6 million for the year ended December 31, 2010 to $49.7 million for the year ended December 31, 2011. This increase was due primarily to an increase of $9.5 million in fees paid to plan providers for connectivity to plan and plan participant data resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones for the year ended December 31, 2011 compared to the year ended December 31, 2010. In addition, wages, benefits and payroll taxes, and related overhead expenses for the year ended December 31, 2011 increased $1.6 million. These increases were offset by a decrease in cash incentive and non-cash stock-based compensation expenses of $0.5 million and $0.3 million, respectively, for the year ended December 31, 2011. There was also an increase in printed marketing materials for subadvisory relationships and printed member materials of $1.6 million, as well as an increase in equipment expenses of $0.2 million for the year ended December 31, 2011. As a percentage of revenue, cost of revenue increased from 34% for the year ended December 31, 2010 to 35% for the year ended December 31, 2011 due primarily to an increase in fees paid to plan providers for connectivity to plan and plan participant data and an increase in subadvisory campaign printed materials costs of which a portion is reimbursed by the applicable plan provider and classified as other revenue.

Research and Development

Research and development expense increased $1.8 million, or 10%, from $19.3 million for the year ended December 31, 2010 to $21.2 million for the year ended December 31, 2011. There was a $2.2 million increase in wages, benefits and payroll taxes, and related overhead expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010, offset by a decrease in non-cash stock-based compensation and cash incentive expenses of $0.9 million and $0.5 for the year ended December 31, 2011, respectively. In addition, there was a decrease in the capitalization of internal use software of $0.7 million and an increase in recruiting and equipment expenses totaling $0.3 million for the year ended December 31, 2011. As a percentage of revenue, research and development expense decreased from 17% for the year ended December 31, 2010 to 15% for the year ended December 31, 2011. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $4.3 million, or 16%, from $26.4 million for the year ended December 31, 2010 to $30.7 million for the year ended December 31, 2011. There was a $2.3 million increase in advisory printed enrollment materials expense for the year ended December 31, 2011 compared to the year ended December 31, 2010. Additionally, there was a $2.2 million increase in wages, benefits and payroll taxes, and related overhead expenses for the year ended December 31, 2011, as well as a $0.2 million increase in amortized commission expense, offset by a decrease in cash incentive and non-cash stock-based compensation expenses of $0.6 million and $0.6 million, respectively. There also was a $0.4 million increase in marketing expenses, including creative development and other general marketing efforts, as well as an increase in consulting, facilities and travel expenses of $0.4 million for the year ended December 31, 2011. As a percentage of revenue, sales and marketing expense decreased from 24% for the year ended December 31, 2010 to 21% for the year ended December 31, 2011. The decrease as a percentage of revenue was primarily due to slower increase in employee-related expenses relative to the increase in revenue during the same period.

General and Administrative

General and administrative expense increased $1.9 million, or 16%, from $11.6 million for the year ended December 31, 2010 to $13.5 million for the year ended December 31, 2011. This increase was due primarily to an increase in costs related to supporting operations as a public company, including audit, legal and insurance expenses of $1.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. In addition, wages, and benefits and payroll taxes expense for the year ended December 31, 2011 was $0.9 million higher than for the year ended December 31, 2010, offset by a decrease in non-cash stock-based compensation and cash incentive expenses of $0.3 million and $0.1 million, respectively, as well as a decrease in related overhead expenses of $0.7 million due to general and administrative headcount growing at a slower rate than other functional areas. There was also an increase of $0.5 million for recruiting, operations and consulting expenses as well as a $0.3 million increase in equipment expenses for the year ended December 31, 2011. As a percentage of revenue, general and administrative expense decreased from 10% for the year ended December 31, 2010 to 9% for the year ended December 31, 2011.

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

Quarterly Results of Operations

The following table sets forth our unaudited quarterly condensed consolidated statements of income data for the eight quarters ended December 31, 2012. The data have been prepared on the same basis as the audited consolidated financial statements and related notes, and you should read the following tables together with such financial statements. The quarterly results of operations include all necessary adjustments, consisting of only normal recurring adjustments that we consider necessary for a fair presentation of this data. Results of interim periods are not necessarily indicative of results for the entire year and are not necessarily indicative of future results.

Our professional management revenue generally increased sequentially in each of the quarters presented as a result of AUM growth driven primarily by net new enrollment resulting from marketing campaigns and other ongoing member acquisitions, market appreciation and contributions. Platform revenue has generally been flat in recent quarters. In the fourth quarter of 2011, due to the fee structure with one of our plan providers under which we recognized the difference between earned revenue and minimum contractual revenue in the fourth quarter, both professional management and platform revenue increased. Effective January 2012, the fee structure for this plan provider has been renegotiated to provide an earned revenue fee structure that eliminates the annual minimum contractual revenue provision and fourth quarter effect.

Total costs and expenses have fluctuated both in absolute dollars and percentage of revenue from quarter to quarter due primarily to fees paid to plan providers for connectivity to plan and plan participant data, printed materials costs related to participant and member materials, non-cash stock-based compensation expenses, employee-related expenses related to headcount growth and compensation increases and increased facilities expenses. Cost of revenue generally increased in absolute dollars for each quarter presented as a result of higher data connectivity fees and member materials expenses.

	For the Three Months Ended
Condensed Consolidated Statements of Income Data:	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(In thousands, except per share data, unaudited)
Revenue:
Professional management	$23,893	$26,508	$26,305	$31,509	$32,869	$35,188	$39,582	$43,233
Platform	7,738	8,021	8,299	8,833	8,262	8,249	8,253	7,609
Other	650	743	1,054	532	580	849	611	537

Total revenue	32,281	35,272	35,658	40,874	41,711	44,286	48,446	51,379

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	11,622	12,265	12,924	12,906	15,316	17,309	18,798	18,602
Research and development	5,175	5,371	5,098	5,538	6,139	6,081	6,496	6,767
Sales and marketing	7,076	7,800	7,436	8,398	9,259	9,461	10,440	10,046
General and administrative	3,311	3,140	3,404	3,663	3,811	3,807	3,653	4,266
Amortization of internal use software	1,287	1,481	1,508	1,647	1,472	1,530	1,558	1,565

Total costs and expenses	28,471	30,057	30,370	32,152	35,997	38,188	40,945	41,246

Income from operations	3,810	5,215	5,288	8,722	5,714	6,098	7,501	10,133
Interest income (expense)	2	1	(1)	8	—	4	(5)	4
Other income	—	—	—	—	—	—	—	100

Income before income taxes	3,812	5,216	5,287	8,730	5,714	6,102	7,496	10,237
Income tax expense	1,248	1,761	1,933	2,958	2,202	2,279	2,718	3,776

Net income	$2,564	$3,455	$3,354	$5,772	$3,512	$3,823	$4,778	$6,461

Net income per share :
Basic	$0.06	$0.08	$0.07	$0.13	$0.08	$0.08	$0.10	$0.14
Diluted	$0.05	$0.07	$0.07	$0.12	$0.07	$0.08	$0.10	$0.13
Non-GAAP Financial Data:
Adjusted EBITDA(1)	$7,607	$9,418	$9,720	$14,038	$11,691	$12,308	$14,311	$17,499
Adjusted Net Income(2)	$3,369	$4,236	$4,191	$6,787	$5,037	$5,377	$6,334	$8,236
Adjusted Earnings Per Share(2)	$0.07	$0.09	$0.08	$0.14	$0.10	$0.11	$0.13	$0.16

(1)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	For the Three Months Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(In thousands, unaudited)
Net income	$2,564	$3,455	$3,354	$5,772	$3,512	$3,823	$4,778	$6,461
Interest expense (income)	(2)	(1)	1	(8)	—	(4)	5	(4)
Income tax expense	1,248	1,761	1,933	2,958	2,202	2,279	2,718	3,776
Depreciation	488	550	570	583	588	609	878	1,009
Amortization of internal use software	1,211	1,397	1,419	1,550	1,378	1,429	1,456	1,463
Amortization of direct response advertising	496	652	721	865	1,080	1,222	1,393	1,454
Amortization of deferred sales commissions	299	340	367	417	463	436	565	468
Stock-based compensation expense	1,303	1,264	1,355	1,901	2,468	2,514	2,518	2,872

Adjusted EBITDA	$7,607	$9,418	$9,720	$14,038	$11,691	$12,308	$14,311	$17,499

(2)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	For the Three Months Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(In thousands, except per share data, unaudited)
Net income	$2,564	$3,455	$3,354	$5,772	$3,512	$3,823	$4,778	$6,461
Stock-based compensation expense, net of tax(1)	805	781	837	1,175	1,525	1,554	1,556	1,775
Income tax benefit from release of valuation allowance	—	—	—	(160)	—	—	—	—

Non-GAAP Adjusted Net Income	$3,369	$4,236	$4,191	$6,787	$5,037	$5,377	$6,334	$8,236

Non-GAAP Adjusted Earnings Per Share	$0.07	$0.09	$0.08	$0.14	$0.10	$0.11	$0.13	$0.16

Shares of common stock outstanding	43,720	44,700	45,237	45,596	46,074	46,437	46,889	47,552
Dilutive restricted stock and stock options	5,372	4,839	4,182	3,954	3,844	3,521	3,305	3,209

Non-GAAP adjusted common shares outstanding	49,092	49,539	49,419	49,550	49,918	49,958	50,194	50,761

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation expense for all periods presented.

Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA represents net income before net interest expense (income), income tax expense (benefit), depreciation, amortization of internal use software, amortization of direct response advertising, amortization of deferred sales commissions and amortization of non-cash stock-based compensation expense. Adjusted Net Income represents net income before non-cash stock-based compensation expense, net of tax and certain other items such as the income tax benefit from the release of valuation allowances, if applicable for the period. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average of dilutive common share equivalents outstanding. For all periods prior to fiscal year 2011, the dilutive common share equivalents outstanding also include on a non-weighted basis the conversion of all preferred stock to common stock, the shares associated with the stock dividend and the shares sold in the initial public offering. This differs from the weighted average diluted shares outstanding used for purposes of calculating GAAP earnings per share.

Our management uses Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as measures of operating performance, for planning purposes (including the preparation of annual budgets), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our Board of Directors concerning our financial performance. Adjusted EBITDA, among other factors, was used for the year ended December 31, 2012 and will be used for the year ended December 31, 2013 when determining cash incentive compensation for employees, including management.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted EBITDA	2010	2011	2012
	(In thousands, unaudited)
Net income	$63,575	$15,145	$18,574
Interest expense (income)	25	(10)	(3)
Income tax expense (benefit)	(50,729)	7,900	10,975
Depreciation	1,816	2,191	3,084
Amortization of internal use software	3,703	5,577	5,726
Amortization and impairment of direct response advertising	1,185	2,734	5,149
Amortization of deferred sales commissions	1,155	1,423	1,932
Stock-based compensation	7,659	5,823	10,372

Non-GAAP Adjusted EBITDA	$28,389	$40,783	$55,809

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted Net Income	2010	2011	2012
	(In thousands, except per share data, unaudited)
Net income	$63,575	$15,145	$18,574
Stock-based compensation, net of tax(1)	4,733	3,598	6,410
Income tax benefit from release of valuation allowance	(50,242)	(160)	—

Non-GAAP Adjusted Net Income	$18,066	$18,583	$24,984

Non-GAAP Adjusted Earnings Per Share	$0.39	$0.38	$0.50

Shares of common stock outstanding	41,601	44,820	46,741
Dilutive restricted stock and stock options	4,831	4,587	3,470

Non-GAAP adjusted common shares outstanding	46,432	49,407	50,211

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation expense for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparison of the years ended December 31, 2010, 2011 and 2012 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Liquidity and Capital Resources

Sources of Liquidity

Over the next 12 months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash and cash equivalents on hand and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of December 31, 2012, we had total cash and cash equivalents of $181.2 million, compared to $145.0 million as of December 31, 2011.

Cash Flows

The following table presents information regarding our cash flows, cash and cash equivalents for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Net cash provided by operating activities	$21,580	$25,163	$38,086
Net cash used in investing activities	(9,171)	(8,506)	(16,742)
Net cash provided by financing activities	81,815	13,408	14,885

Net increase in cash and cash equivalents	$94,224	$30,065	$36,229
Cash and cash equivalents, end of year	$114,937	$145,002	$181,231

Comparison of the Years Ended December 31, 2011 and 2012

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 was $38.1 million compared to net cash provided by operating activities of $25.2 million for the year ended December 31, 2011. Net cash provided by operating activities was a result of a net income of $18.6 million for the year ended December 31, 2012, compared to net income of $15.1 million for the year ended December 31, 2011, plus adjustments for non-cash expenses. These non-cash adjustments include $10.4 million in amortization of non-cash stock-based compensation expense, $5.7 million in amortization of internal use software, $5.1 million in amortization of direct response advertising expense, $3.1 million of depreciation expense, $1.9 million in amortization of deferred commissions, a $0.3 million increase in the provision for doubtful accounts and a $2.0 million increase in excess tax benefit associated with non-cash stock-based compensation. In addition, net cash provided by operating activities increased due to a $8.6 million decrease in deferred tax assets due to utilization of net operating loss carryforwards, a $6.8 million increase in accounts payable, and a $6.3 million increase in deferred rent due to the commencement of our new Sunnyvale headquarters’ lease, offset by a $14.4 million increase in accounts receivable due primarily to growth in member fees, a $6.5 million increase in the capitalization of direct response advertising costs due primarily to increased campaign volume as a result of an increase in the number of advised, active choice Professional Management sponsors, a $2.6 million increase in other assets primarily related to deferred commission capitalization, a $2.2 million decrease in deferred revenue and a $1.0 decrease in accrued cash incentive compensation resulting from achieving higher incentive thresholds under our cash incentive compensation plan for the year ended December 31, 2011 compared to the year ended December 31, 2012.

We expect to incur reduced facilities cash outflows through March 2013, as our new headquarters’ lease provides for a 10 month free rent period. Starting in April 2013, we expect to incur an average of $228,000 per month for the year ended December 31, 2013 in cash outflows associated with this lease, with escalating payments through the lease term.

Investing Activities

Net cash used in investing activities was $16.7 million for the year ended December 31, 2012 compared to $8.5 million for the year ended December 31, 2011. For the year ended December 31, 2012, we used $11.9 million for the purchase of property and equipment compared to $2.9 million for the year ended December 31, 2011. This increase was due primarily to $6.1 million of leasehold improvements and to $3.5 million of furniture and equipment expenditures related to the new headquarters’ facility during the year ended December 31, 2012 compared to general capital expenditures for the year ended December 31, 2011. For the year ended December 31, 2012, we capitalized $5.4 million of internal use software costs compared to $5.2 million for the year ended December 31, 2011. We expect to have ongoing capital expenditure requirements to support technical operations and other infrastructure needs and expect to fund this investment with our existing cash and cash equivalents. For the year ended December 31, 2011, we pledged $0.4 million as collateral for letters of credit issued in connection with certain operating lease contracts and for the year ended December 31, 2012 $0.6 million of cash became unrestricted upon the release of the security deposit related to the prior headquarters’ facility.

Financing Activities

Net cash provided by financing activities was $14.9 million for the year ended December 31, 2012 compared to $13.4 million for the year ended December 31, 2011. For the year ended December 31, 2012, we received $13.6 million of net proceeds from the issuance of common stock upon the exercise of stock options compared to $14.1 million for the year ended December 31, 2011. We also incurred cash payments of $0.7 million associated with net share settlements for non-cash stock-based awards minimum tax withholdings for the year ended December 31, 2012 related to annual vesting of restricted stock units granted in November 2011.

Prior to fiscal 2013, we did not pay any cash dividends on our common stock. Effective in the second quarter of 2013, we expect to incur cash dividend payments. Based on the shares outstanding as of January 31, 2013 of 48,068,462 and assuming a $0.05 per share quarterly dividend, we would estimate these dividend payments to total approximately $7.2 million for the year ended December 31, 2013. We currently expect to pay comparable cash dividends on a quarterly basis in the future. However, any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

For the year ended December 31, 2013, we expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units that vest in the year ended December 31, 2013, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting date. Based on the fair value of our common stock on December 31, 2012 of $27.74 and assuming a 40% tax rate, the estimated minimum tax withholdings obligations would be approximately $1.3 million, net of estimated forfeitures.

Comparison of the Years Ended December 31, 2010 and 2011

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 was $25.2 million compared to net cash provided by operating activities of $21.6 million for the year ended December 31, 2010. Net cash provided by operating activities was a result of a net income of $15.1 million for the year ended December 31, 2011, compared to net income of $63.6 million for the year ended December 31, 2010, plus adjustments for non-cash expenses. These non-cash adjustments include $5.8 million in amortization of non-cash stock-based compensation expense, $5.6 million in amortization of internal use software, $2.2 million of depreciation expense, $2.7 million in amortization of direct response advertising expense, $1.4 million in amortization of deferred commissions, a $6.5 million decrease in deferred tax assets due to utilization of net operating loss carryforwards, a $3.4 million increase in accounts payable and a $2.3 million increase in deferred revenue offset by a $7.0 million increase in capitalization of direct response advertising costs due primarily to increased campaign volume as a result of an increase in the number of advised, active choice Professional Management sponsors, a $6.7 million increase in accounts receivable due primarily to growth in member fees, a $3.0 million increase in other assets primarily related to deferred commission capitalization, a $2.3 decrease in accrued cash incentive compensation resulting from achieving higher incentive thresholds under our cash incentive compensation plan for the year ended December 31, 2010 compared to the year ended December 31, 2011, and a $1.0 million increase in excess tax benefit associated with stock-based compensation.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 Year	Years 1-3	Years 3-5	More than 5 Years
	(In thousands)
Operating leases (including capital tenant improvements) and capital leases(1)	$24,543	$3,434	$7,318	$6,028	$7,763
Purchase obligations	$1,210	$416	$471	$298	$25

(1)	As of December 31, 2012, we lease facilities under non-cancelable operating leases expiring at various dates through 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had or will have a material effect on our operating results or financial position.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk.    Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the year ended December 31, 2012, 81% of our revenue was derived from fees based on the market value of AUM compared to 69% for the year ended December 31, 2011. This percentage increased due primarily to a revised agreement with one of our subadvisory plan providers, which increased the amount of fees based on the market value of AUM. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2012. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

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

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors — Directors and Nominees” and “Election of Directors — Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2013 Annual Meeting of Stockholders to be held on May 21, 2013 (or the Proxy Statement), which will be filed with the SEC no later than 120 days after December 31, 2012.

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Heidi K. Fields (Chairperson), Joseph A. Grundfest and Robert A. Huret. All of such members meet the independence standards established by The NASDAQ Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our Audit Committee. Our Board of Directors has determined that each of Heidi K. Fields, Joseph A. Grundfest and Robert A. Huret qualifies as an “audit committee financial expert” within the meaning of such regulations.

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

The following chart sets forth certain information as of December 31, 2012, with respect to our equity compensation plans, specifically our 1998 Stock Plan and our Amended and Restated 2009 Stock Incentive Plan (the “2009 Stock Incentive Plan”). Each of the 1998 Stock Plan and the 2009 Stock Incentive Plan has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Awards, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Awards, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,991,091	$11.83	2,522,046	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	6,991,091	$11.83	2,522,046	(1)

(1)

The 2,522,046 shares are reserved for issuance under the current 2009 Stock Incentive Plan as of December 31, 2012. The 2009 Stock Incentive Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. The number of shares reserved for issuance under the 2009 Stock Incentive Plan is increased on January 1st of each year by the lesser of (i) 2,000,000 shares, (ii) four percent (4%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the Board of Directors. In January 2013, the number of shares reserved for issuance under the 2009 Stock Incentive Plan was increased by 1,500,000. In addition, the number of shares reserved for issuance under the 2009 Stock Incentive Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1998 Stock Plan that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 1998 Stock Plan.

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

10.2#

Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

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

10.11#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Employees) for use on or after July 17, 2012 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).

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

10.16#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Outside Directors) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).

10.17#

Summary of Financial Engines Inc. Cash Incentive Plan (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.18

Triple Net Space Lease (Multi-Tenant) between MT SPE, LLC, a Delaware limited liability company, as Landlord and Financial Engines, Inc., a Delaware corporation, as Tenant, for premises at Moffett Towers, 1050 Enterprise Way, Sunnyvale, California, dated October 18, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2011, and incorporated herein by reference).

10.19#

Form of Amended and Restated 2009 Stock Incentive Plan Stock Option Agreement (Employees) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 22, 2011, and incorporated herein by reference).

10.20#

Form of Amended and Restated 2009 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (see page 67).
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Schema Document
101.CAL(2)	XBRL Calculation Linkbase Document

Exhibit Number	Description
101.DEF(2)	XBRL Definition Linkbase Document
101.LAB(2)	XBRL Label Linkbase Document
101.PRE(2)	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.

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

Date: February 22, 2013

FINANCIAL ENGINES, INC.

/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
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

Name	Title	Date

/s/ Jeffrey N. Maggioncalda Jeffrey N. Maggioncalda	Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2013

/s/ Raymond J. Sims Raymond J. Sims	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2013

/s/ Jeffrey C. Grace Jeffrey C. Grace	Vice President and Controller (Principal Accounting Officer)	February 22, 2013

/s/ Paul G. Koontz Paul G. Koontz	Chairman	February 22, 2013

/s/ E. Olena Berg-Lacy E. Olena Berg-Lacy	Director	February 22, 2013

/s/ Heidi K. Fields Heidi K. Fields	Director	February 22, 2013

/s/ Blake R. Grossman Blake R. Grossman	Director	February 22, 2013

/s/ Joseph A. Grundfest Joseph A. Grundfest	Director	February 22, 2013

/s/ Robert A. Huret Robert A. Huret	Director	February 22, 2013

/s/ John B. Shoven John B. Shoven	Director	February 22, 2013

/s/ David B. Yoffie David B. Yoffie	Director	February 22, 2013

Exhibit Index

Exhibit Number	Description

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

10.2#

Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

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

10.11#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Employees) for use on or after July 17, 2012 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).

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

10.16#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Outside Directors) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).

10.17#

Summary of Financial Engines Inc. Cash Incentive Plan (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.18

Triple Net Space Lease (Multi-Tenant) between MT SPE, LLC, a Delaware limited liability company, as Landlord and Financial Engines, Inc., a Delaware corporation, as Tenant, for premises at Moffett Towers, 1050 Enterprise Way, Sunnyvale, California, dated October 18, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2011, and incorporated herein by reference).

10.19#

Form of Amended and Restated 2009 Stock Incentive Plan Stock Option Agreement (Employees) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 22, 2011, and incorporated herein by reference).

10.20#

Form of Amended and Restated 2009 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 67).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Exhibit Number	Description

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Financial Engines, Inc.:

We have audited the accompanying consolidated balance sheets of Financial Engines, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Financial Engines, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Financial Engines Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Engines, Inc. and subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Financial Engines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    KPMG LLP

Santa Clara, California

February 22, 2013

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2012

	December 31, 2011	December 31, 2012
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$145,002	$181,231
Accounts receivable, net of allowances of $67 in 2011 and $102 in 2012	30,495	44,627
Prepaid expenses	3,008	3,093
Deferred tax assets	13,155	15,293
Other current assets	3,498	3,647

Total current assets	195,158	247,891
Property and equipment, net	3,926	13,366
Internal use software, net	10,723	10,339
Long-term deferred tax assets	31,424	20,639
Direct response advertising, net	8,851	10,236
Other assets	4,361	4,362

Total assets	$254,443	$306,833

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,740	$15,008
Accrued compensation	13,262	12,279
Deferred revenue	9,691	7,831
Other current liabilities	124	260

Total current liabilities	32,817	35,378
Long-term deferred revenue	1,533	1,166
Long-term deferred rent	459	6,653
Other liabilities	74	250

Total liabilities	34,883	43,447

Contingencies (see note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 10,000 authorized as of December 31, 2011 and 2012; None issued or outstanding as of December 31, 2011 and 2012	—	—
Common stock, $0.0001 par value — 500,000 authorized as of December 31, 2011 and 2012; 45,784 and 47,915 shares issued and outstanding at December 31, 2011 and 2012, respectively	5	5
Additional paid-in capital	298,196	323,448
Accumulated deficit	(78,641)	(60,067)

Total stockholders’ equity	219,560	263,386

Total liabilities and stockholders’ equity	$254,443	$306,833

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2010, 2011, and 2012

	2010	2011	2012
	(In thousands, except per share data)
Revenue:
Professional management	$79,137	$108,215	$150,872
Platform	29,717	32,891	32,373
Other	2,918	2,979	2,577

Total revenue	111,772	144,085	185,822

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	37,599	49,717	70,025
Research and development	19,343	21,182	25,483
Sales and marketing	26,403	30,710	39,206
General and administrative	11,644	13,518	15,537
Amortization of internal use software	3,912	5,923	6,125

Total costs and expenses	98,901	121,050	156,376

Income from operations	12,871	23,035	29,446
Interest income (expense)	(25)	10	3
Other income	—	—	100

Income before income taxes	12,846	23,045	29,549
Income tax expense (benefit)	(50,729)	7,900	10,975

Net and comprehensive income	63,575	15,145	18,574
Less: Stock dividend (see note 4)	5,480	—	—

Net income attributable to holders of common stock	$58,095	$15,145	$18,574

Net income per share attributable to holders of common stock
Basic	$1.66	$0.34	$0.40
Diluted	$1.30	$0.31	$0.37
Shares used to compute net income per share attributable to holders of common stock
Basic	35,096	44,783	46,741
Diluted	44,826	49,407	50,211

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2010, 2011 and 2012

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock compensation	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
Balance, January 1, 2010	22,441,623	$2	10,647,223	$1	$182,018	$(394)	$(157,361)	$24,266
Conversion of preferred stock to common stock effective upon initial public offering	(22,441,623)	(2)	22,441,623	2	—	—	—	—
Stock dividend to Series E shareholders	—	—	456,643	—	—	—	—	—
Issuance of common stock upon exercise of options, net	—	—	2,166,335	—	10,959	—	—	10,959
Initial public offering of common stock, net of offering costs of $10.5 million	—	—	7,458,100	1	78,953	—	—	78,954
Net share settlements for stock-based minimum tax withholdings	—	—	(53,746)	—	(921)	—	—	(921)
Amortization of deferred stock-based compensation under the intrinsic value method	—	—	—	—	—	358	—	358
Stock-based compensation under the fair value method	—	—	—	—	7,573	—	—	7,573
Excess tax benefit associated with stock-based compensation	—	—	—	—	456	—	—	456
Net income	—	—	—	—	—	—	63,575	63,575

Balance, December 31, 2010	—	—	43,116,178	4	279,038	(36)	(93,786)	185,220
Issuance of common stock upon exercise of options, net	—	—	2,738,418	1	14,102	—	—	14,103
Net share settlements for stock-based minimum tax withholdings	—	—	(70,744)	—	(1,718)	—	—	(1,718)
Amortization of deferred stock-based compensation under the intrinsic value method	—	—	—	—	—	36	—	36
Stock-based compensation under the fair value method	—	—	—	—	5,751	—	—	5,751
Excess tax benefit associated with stock-based compensation	—	—	—	—	1,023	—	—	1,023
Net income	—	—	—	—	—	—	15,145	15,145

Balance, December 31, 2011	—	—	45,783,852	5	298,196	—	(78,641)	219,560
Issuance of common stock upon exercise of options, net	—	—	2,086,590	—	13,644	—	—	13,644
Vested restricted stock units converted to shares	—	—	71,283	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	—	—	(26,676)	—	(699)	—	—	(699)
Stock-based compensation under the fair value method	—	—	—	—	10,345	—	—	10,345
Excess tax benefit associated with stock-based compensation	—	—	—	—	1,962	—	—	1,962
Net income	—	—	—	—	—	—	18,574	18,574

Balance, December 31, 2012	—	$—	47,915,049	$5	$323,448	$—	$(60,067)	$263,386

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2011, and 2012

	2010	2011	2012
	(In thousands)
Cash flows from operating activities:
Net income	$63,575	$15,145	$18,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,816	2,191	3,084
Amortization of internal use software	3,703	5,577	5,726
Stock-based compensation	7,659	5,823	10,372
Amortization of deferred sales commissions	1,155	1,423	1,932
Amortization and impairment of direct response advertising	1,185	2,734	5,149
Provision for doubtful accounts	191	152	311
Loss on fixed asset disposal	7	—	20
Excess tax benefit associated with stock-based compensation	(456)	(1,023)	(1,962)
Changes in operating assets and liabilities:
Accounts receivable	(6,158)	(6,704)	(14,444)
Prepaid expenses	(842)	(206)	(85)
Deferred tax assets	(51,144)	6,566	8,648
Direct response advertising	(4,330)	(6,953)	(6,515)
Other assets	(2,665)	(3,026)	(2,631)
Accounts payable	1,319	3,333	6,844
Accrued compensation	6,506	(2,345)	(983)
Deferred revenue	110	2,274	(2,228)
Deferred rent	(26)	167	6,270
Other liabilities	(25)	35	4

Net cash provided by operating activities	21,580	25,163	38,086

Cash flows from investing activities:
Purchase of property and equipment	(2,361)	(2,922)	(11,903)
Capitalization of internal use software	(5,860)	(5,224)	(5,389)
Restricted cash	(950)	(360)	550

Net cash used in investing activities	(9,171)	(8,506)	(16,742)

Cash flows from financing activities:
Payments on term loan payable	(8,056)	—	—
Payments on capital lease obligations	(2)	—	(22)
Net share settlements for stock-based awards minimum tax withholdings	(921)	(1,718)	(699)
Excess tax benefit associated with stock-based compensation	456	1,023	1,962
Proceeds from issuance of common stock, net of offering costs	90,338	14,103	13,644

Net cash provided by financing activities	81,815	13,408	14,885

Net increase in cash and cash equivalents	94,224	30,065	36,229
Cash and cash equivalents, beginning of year	20,713	114,937	145,002

Cash and cash equivalents, end of year	$114,937	$145,002	$181,231

Supplemental cash flows information:
Income taxes paid, net of refunds	$1,154	$(194)	$194
Interest paid	$184	$6	$12
Non-cash operating, investing and financing activities:
Stock dividend	$5,480	$—	$—
Purchase of property and equipment under capital lease	$—	$—	$255
Capitalized stock-based compensation for internal use software	$439	$293	$353
Capitalized stock-based compensation for direct response advertising	$60	$44	$64

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Organization and Description of the Business

The Company

Financial Engines, Inc. (the Company) was incorporated on May 13, 1996 under the laws of the State of California and is headquartered in Sunnyvale, California. In February 2010, the Company was reincorporated under the laws of the State of Delaware.

Financial Engines is a provider of independent, technology-enabled portfolio management services, investment advice and retirement income services primarily to participants in employer-sponsored defined contribution plans, such as 401(k) plans. The Company helps investors plan for retirement by offering personalized plans for saving and investing, as well as by providing assessments of retirement income needs and readiness, regardless of personal wealth or investment account size. The Company uses its proprietary advice technology platform to provide independent, personalized portfolio management, investment advice and retirement income services to millions of retirement plan participants on a cost-efficient basis.

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

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis. There have been no changes in the Company’s valuation techniques during the years ended December 31, 2011 and 2012. The fair value of the Company’s investments in certain money market funds approximates their carrying value. Such instruments are classified as Level 1 and are included in cash and cash equivalents, except as noted below.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(2)	Significant Other Unobservable Inputs (Level 3)(3)
	(In thousands)
Assets - Money Market Funds:
December 31, 2011(4)	$141,980	$141,980	$—	$—
December 31, 2012(4)	$179,433	$179,433	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

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

(4)

Included in the December 31, 2011 and 2012 balances are $1.3 million and $0.8 million, respectively, of restricted cash being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts. Long term restricted cash of $0.8 million is included in other assets in the accompanying Consolidated Balance Sheets as of December 31, 2012.

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

Significant customer information is as follows:

	December 31, 2011	December 31, 2012
Percentage of accounts receivable:
JPMorgan	18%	15%

	Year Ended December 31,
	2010	2011	2012
Percentage of revenue:
JPMorgan	19%	16%	13%

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company reviews its trade receivables by aging category to identify significant customers with collection issues. For accounts not specifically identified, the Company provides reserves based on historical bad debt loss experience.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and allocated to the department of benefit in the accompanying Consolidated Statements of Income. Leasehold improvements and capital lease equipment are amortized over the shorter of the remaining lease term or the useful life of the asset. Software purchased for internal use is amortized over its useful life. Expenditures for maintenance and repairs are charged to expense as incurred.

Estimated Useful Lives in Years
Computer equipment	3.0
Computer software	2.0
Furniture, fixtures, and equipment	5.0
Leasehold improvements	7.8
Capital lease equipment	4.0

Internal Use Software

Certain direct development costs associated with internal use software are capitalized and include external direct consulting costs and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. Internal use software includes engineering costs associated with (1) enhancing the Company’s advisory service platform and (2) developing internal systems for tracking member data, including AUM, member cancellations and other related member statistics. The capitalized costs are amortized using the straight-line method over an estimated life of three to five years, beginning when the asset is substantially ready for use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. A portion of internal use software relates to cost of revenue, as well as the Company’s other functional departments. However the Company is not able to meaningfully allocate the costs among cost of revenue and operations. Accordingly, amortization is presented as a separate line item on the accompanying Consolidated Statements of Income.

During the years ended December 31, 2010, 2011 and 2012, the Company capitalized $6.3 million, $5.5 million and $5.7 million, respectively, of development costs, including interest and stock compensation expense, relating to technology to be used to enhance the Company’s internal use software and advisory service platform. For the year ended December 31, 2010, the Company capitalized $42,000 of interest and for the years ended December 31, 2010, 2011 and 2012, the Company capitalized $0.4 million, $0.3 million and $0.4 million, respectively, of noncash stock-based compensation costs related to internal use software.

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

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2010, 2011 and 2012, impairments to long-lived assets were immaterial.

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

The Company capitalized sales commission of $2.6 million, $2.6 million and $1.4 million during the years ended December 31, 2010, 2011 and 2012, respectively, and amortized $1.2 million, $1.4 million and $1.9 million of deferred sales commissions during the years ended December 31, 2010, 2011 and 2012, respectively.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional Management.    The Company derives professional management revenue from member fees paid by plan participants who are enrolled in its Professional Management service for the management of their account assets. This discretionary investment management service includes a Retirement Plan analyzing investments, contribution rate and projected retirement income, and a Retirement Checkup designed to help plan participants to develop a strategy for closing the gap, if any, between the participant’s retirement goal and current retirement income forecast. The services are generally made available to plan participants in a 401(k) plan by written agreements between the Company and the plan provider, plan sponsor and the plan participant; and may be provided on a subadvisory basis. The arrangement generally provides for member fees based on the value of assets the Company manages for plan participants, and is generally payable quarterly in arrears. Revenue derived from Professional Management services is recognized as the services are performed. In order to encourage enrollment into the Professional Management service, the Company uses a variety of promotional techniques, some of which can potentially impact the amount of revenue recognized, the timing of revenue recognition or both.

In certain instances, fees payable by plan participants are deferred for a specified period, and are waived if the plan participant cancels within the specified period. The Company recognizes revenue during certain of these fee deferral periods based on the estimate of the expected retention and cancellation rates determined by historical experience of similar arrangements.

Platform.    The Company derives platform revenue from recurring, subscription-based fees for access to either its full suite of services, including Professional Management, Online Advice service and Retirement Evaluation, or to its legacy Online Advice service only, and to a lesser extent, from setup fees. Online Advice is a nondiscretionary Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the employer sponsored retirement plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at the Company’s website. The arrangements generally provide for the Company’s fees to be paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over the estimated average period of a sponsor relationship, which for accounting purposes is estimated to be five years.

Other.    Other revenue includes reimbursement for a portion of marketing and member materials from certain subadvisory relationships, and reimbursement for providing personal statements to participants from a limited number of plan sponsors. Revenue is recognized as the related services are performed, in accordance with the specific terms of the contract with the customers. For periods prior to fiscal year 2011, a small portion of other revenue is derived from a defined benefit consulting business.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Revenue

Cost of revenue includes fees paid to plan providers for connectivity to plan and plan participant data, printed materials fulfillment costs for certain subadvisory relationships for which the Company is reimbursed, printed member materials, and employee-related costs for technical operations, implementations, operations, advisor call center operations, portfolio management and customer support. The expenses included in cost of revenue are shared across the different revenue categories, and the Company is not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to the Company’s revenue are included in the category cost of revenue in the Consolidated Statements of Income. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, and purchased materials. Amortization of internal use software, a portion of which relates to the Company’s cost of revenue, is not included in cost of revenue but is reflected as a separate line item in the Company’s Consolidated Statements of Income.

Direct Response Advertising

The Company’s advertising costs consist primarily of print materials associated with new customer solicitations. These costs relate primarily to either Active Enrollment campaigns, where marketing materials are sent to solicit enrollment in the Company’s Professional Management service, or Passive Enrollment campaigns, where the plan sponsor defaults all eligible members into the Professional Management service unless they decline. Advertising costs relating to Passive Enrollment campaigns and other general marketing materials sent to participants do not qualify as direct response advertising and are expensed to sales and marketing in the period the advertising activities first take place. Print fulfillment costs relating to subadvisory campaigns do not qualify as direct response advertising and are expensed to cost of revenue in the period in which the expenses were incurred. Advertising costs associated with direct advisory Active Enrollment campaigns qualify for capitalization as direct response advertising. The capitalized costs are amortized over the estimated three-year period of probable future benefits following the enrollment of a member into the Professional Management service based on the ratio of current period revenue for the direct response advertising cost pool as compared to the total estimated revenue expected for the direct response advertising cost pool over the remaining period of probable future benefits. The realizability of the amounts of direct response advertising reported as assets are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising.

Effective July 1, 2009, the Company commenced capitalization of direct response advertising costs associated with direct advisory Active Enrollment campaigns on a prospective basis as the Company first concluded it had sufficient and verifiable historical patterns over a reasonable period of time to demonstrate the probable future benefits of such campaigns. During the years ended December 31, 2010, 2011 and 2012, the Company capitalized $4.4 million, $7.0 million and $6.6 million, respectively, of direct response advertising costs. Advertising expense was $2.0 million, $3.6 million and $5.9 million for the years ended December 31, 2010, 2011 and 2012, respectively, of which direct response advertising amortization was $1.2 million, $2.8 million and $5.2 million, respectively. During the years ended December 31, 2010, 2011 and 2012, impairments to direct response advertising were immaterial.

Deferred Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. See Note 6 for additional information.

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

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Company amortizes stock-based compensation expense using a graded vesting method over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The Company currently uses the simplified method in developing an estimate of expected term of stock options. The computation of expected volatility is based on a combination of the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. Management estimates expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. Amortization of stock-based compensation is presented in the same line item as the cash compensation to those employees in the accompanying Consolidated Statements of Income.

The Company’s current practice is to issue new shares to settle stock option exercises and on vesting of restricted stock units.

Net Income per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period less the weighted average number of unvested restricted common shares subject to the right of repurchase. Diluted net income per common share is computed by giving effect to all dilutive potential common shares, including options, awards and restricted stock units, unvested restricted common stock subject to repurchase and convertible preferred stock.

Recent Accounting Pronouncements Adopted

There are no recent accounting pronouncements that have had or will have a material effect on our operating results or financial position.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — Balance Sheet Items

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2011	2012
	(In thousands)
Cash	$4,331	$2,558
Money market fund	140,671	178,673

Total cash and cash equivalents	$145,002	$181,231

Allowance for Doubtful Accounts

The following table summarizes the changes to the allowance for doubtful accounts:

	December 31,
	2010	2011	2012
	(In thousands)
Balance, beginning of year	$48	$69	$67
Add: Provisions for doubtful accounts	191	152	311
Less: Write-offs	(170)	(154)	(276)

Balance, end of year	$69	$67	$102

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2011	2012
	(In thousands)
Computer equipment	$8,083	$6,373
Computer software	2,760	1,453
Furniture, fixtures and equipment	2,594	4,918
Leasehold improvements	929	7,158

Total property and equipment	14,366	19,902
Less: Accumulated depreciation	(10,440)	(6,536)

Property and equipment, net	$3,926	$13,366

Depreciation and amortization expense was $1.8 million, $2.2 million and $3.1 million for the years ended December 31, 2010, 2011 and 2012, respectively. Included in property and equipment as of December 31, 2012 are assets acquired under capital lease obligations with original costs of $0.3 million. Accumulated depreciation on the capital lease assets was $23,000 as of December 31, 2012.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Use Software

Internal use software consists of the following:

	December 31,
	2011	2012
	(In thousands)
Capitalized internal use software	$41,349	$40,845
Accumulated amortization	(30,626)	(30,506)

Internal use software, net	$10,723	$10,339

For the year ended December 31, 2012, the Company adjusted down $6.2 million of fully amortized internal use software projects that were no longer in service.

Other Current Assets

Other current assets consist of the following:

	December 31,
	2011	2012
	(In thousands)
Deferred sales commissions	$1,848	$1,795
Other	1,650	1,852

Total other current assets	$3,498	$3,647

Accrued Compensation

Accrued compensation consists of the following:

	December 31,
	2011	2012
	(In thousands)
Accrued bonus	$9,177	$8,624
Accrued vacation	2,357	2,615
Accrued commission	1,320	667
Accrued payroll	328	234
Other	80	139

Total accrued compensation	$13,262	$12,279

NOTE 4 — Stockholders’ Equity

Initial Public Offering of Common Stock

On March 16, 2010, the Company completed its initial public offering whereby the Company sold 7,458,100 shares of common stock for a price of $12.00 per share, resulting in proceeds before underwriters’ discounts and offering costs of $89.5 million. Approximately $10.5 million in offering costs, including underwriters’ commissions, were incurred and have been deducted from additional paid-in capital.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

As of December 31, 2012, there were 500,000,000 shares of common stock authorized and 47,915,049 shares issued and outstanding. Common stockholders are entitled to dividends if and when declared by the Board of Directors. Prior to fiscal 2013, the Company did not pay any cash dividends on its common stock. In February 2013, the Board of Directors declared the Company’s first quarterly cash dividend in the amount of $0.05 per share of common stock outstanding. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors.

Convertible Preferred Stock

Prior to the initial public offering, the Company had 22,441,623 shares of preferred stock outstanding. Each share of preferred stock was convertible into one share of common stock. The conversion of all the shares of preferred stock into 22,441,623 shares of common stock occurred upon the Company’s initial public offering on March 16, 2010. Upon the initial public offering, the Company authorized 10,000,000 shares of undesignated preferred stock. No preferred stock shares were outstanding as of December 31, 2011 and 2012.

Stock Dividend

Upon the initial public offering on March 16, 2010, the Company issued 456,643 shares of common stock as a dividend to the holders of Series E preferred stock so that each share of preferred stock would maintain the one-to-one conversion ratio to common stock. The fair value of the dividend at $12.00 per share was determined to be $5.5 million.

Common Stock Reserved for Future Issuance

As of December 31, 2012, the Company has reserved the following shares of common stock for issuance in connection with:

December 31, 2012
Stock options outstanding	6,431,315
Restricted stock units outstanding	559,776
Stock options and restricted stock units available for grant	2,522,046

Total shares reserved	9,513,137

Stock Option and Restricted Stock Plans

1998 Stock Plan

The 1998 Stock Plan expired in April 2010. The Company has reserved a total of 4,500,032 shares of its common stock for issuance under its 1998 Stock Plan related to options granted prior to the initial public offering. Under the 1998 Stock Plan, the Board of Directors granted stock purchase rights and incentive and nonstatutory stock options to employees, consultants and directors at fair market value on the date of grant. Vesting provisions of stock purchase rights and options granted under the 1998 Stock Plan were determined by the Board of Directors. Stock purchase rights have a 30-day expiration period, and options expire no later than 10 years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company, with or without cause, typically all unvested options are forfeited and all vested options must be exercised within three months or they are forfeited.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock purchase rights or options acquired under the 1998 Stock Plan are exercisable upon grant; however, they generally vest over a period of four years. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, the Company shall, upon the date of such termination, have an irrevocable, exclusive option to repurchase the unvested shares purchased prior to vesting, at the original exercise price. This repurchase option exists for a period of 60 days from termination. As of December 31, 2012, no shares were subject to repurchase under the 1998 Stock Plan.

2009 Stock Incentive Plan

The Company has reserved a total of 5,013,105 shares of its common stock for issuance under its Amended and Restated 2009 Stock Incentive Plan (the 2009 Stock Incentive Plan). The 2009 Stock Incentive Plan became effective immediately prior to the initial public offering. Under the 2009 Stock Incentive Plan, 2,000,000 shares of the Company’s common stock had been authorized for issuance. In addition, 1,271,678 shares originally reserved for issuance under the 1998 Stock Plan but which are not subject to outstanding options as of the initial public offering, and shares subject to outstanding options under the 1998 Stock Plan upon the initial public offering that were subsequently forfeited or terminated for any reason before being exercised, up to a number of additional shares not to exceed 2,000,000, also became available for awards under the 2009 Stock Incentive Plan.

Under the 2009 Stock Incentive Plan, the Board of Directors may grant restricted stock awards, restricted stock units, stock appreciation rights and incentive and non-statutory stock options to employees, consultants and directors at fair market value on the date of grant. Vesting provisions of equity awards granted under the 2009 Stock Incentive Plan are determined by the Board of Directors. Options granted under the 2009 Stock Incentive Plan will generally vest over a period of four years with 25% vesting on the first anniversary of the grant date and 1/48 vesting per month thereafter. Options expire no later than 10 years from the date of grant. Restricted shares and restricted stock units (RSUs) awarded under the 2009 Stock Incentive Plan will vest according to the terms of the award on the date of the grant, which is typically a period of four years with 25% of the shares vesting on each anniversary after the grant date. Options and RSUs carry neither voting rights nor rights to dividends.

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

Upon vesting, RSUs are settled in common stock on a one-for-one basis. Upon vesting of the RSUs, the Company typically withholds shares that would otherwise be distributed to the employee when the RSUs are settled having a fair market value equal to the amount necessary to satisfy minimum tax withholding obligations, which the Company will remit from operational cash. As of December 31, 2012, no shares were subject to repurchase and 2,522,046 shares were available for future grant. In January 2013, the number of shares reserved for issuance under the 2009 Stock Incentive Plan was increased by 1,500,000 shares. The 2009 Stock Incentive Plan expires in November 2019.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

The following table summarizes option activity under the 1998 Stock Plan and the 2009 Stock Incentive Plan:

	Number of Options	Exercise Price	Average Exercise Price	Average Remaining Term	Aggregate Intrinsic Value
Balance, January 1, 2010	11,630,440	$1.00 - $10.00	$6.07
Granted	409,850	8.75 - 17.61	11.82
Exercised(1)	(2,247,534)	1.00 - 10.00	5.27
Forfeited	(51,287)	5.79 - 9.60	8.07

Balance, December 31, 2010	9,741,469	1.00 - 17.61	6.49

Granted	846,180	18.20 - 28.68	23.15
Exercised(1)	(2,747,150)	1.00 - 17.22	5.21
Forfeited	(154,545)	6.04 - 28.68	9.61

Balance, December 31, 2011	7,685,954	1.00 - 28.68	8.71

Granted	1,101,425	20.15 - 26.22	24.09
Exercised	(2,086,590)	1.00 - 25.92	6.54
Forfeited	(269,474)	6.51 - 27.17	14.16

Balance, December 31, 2012	6,431,315	$2.50 - $28.68	$11.83	6.24 years	$102,378,853

Vested and expected to vest, December 31, 2012	6,204,252	$2.50 - $28.68	$11.43	6.14 years	$101,220,072
Exercisable, December 31, 2012	4,394,816	$2.50 - $28.68	$7.94	5.12 years	$87,034,967

(1)

Exercises for the years ended December 31, 2010, and 2011 include 81,199 shares and 8,732 shares, respectively, which were tendered in exchange for option exercises and/or related minimum tax withholdings.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2012 of $27.74, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2010, 2011 and 2012 was $32.7 million, $47.0 million and $44.2 million, respectively. The weighted average fair value per share of options granted to employees for the years ended December 31, 2010, 2011 and 2012 was approximately $5.95, $10.65 and $9.85, respectively. Total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2010, 2011 and 2012 was $11.0 million, $14.1 million and $13.6 million, respectively. The total fair value of the shares vested during the years ended December 31, 2010, 2011 and 2012 was $6.2 million, $5.5 million and $7.5 million, respectively.

As of December 31, 2012, there was $9.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted after January 1, 2006, to be recognized over the weighted average remaining requisite service period of 1.4 years.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions were used to value options granted:

	Year Ended December 31,
	2010	2011	2012
Expected life in years	6	6	6
Risk-free interest rate	2.60%	1.72%	0.98%
Volatility	51%	47%	42%
Dividend yield	—	—	—

The following table summarizes information about outstanding and exercisable options as of December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.50 - $ 4.25	661,110	1.68	$3.58	661,110	$3.58
$ 4.26 - $ 6.51	1,146,987	5.76	6.49	1,140,714	6.49
$ 6.52 - $ 7.50	987,172	3.69	7.49	979,980	7.49
$ 7.51 - $ 7.99	1,335,330	6.86	7.99	971,756	7.99
$ 8.00 - $15.76	437,465	6.20	9.78	347,657	9.44
$15.77 - $21.92	828,107	8.86	21.14	151,889	20.57
$21.93 - $28.68	1,035,234	9.26	25.50	141,710	25.45

$2.50 - $28.68	6,431,405	6.24	$11.83	4,394,816	$7.94

Restricted Stock Units Information

The following table summarizes unvested RSU activity under the 2009 Stock Incentive Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance, January 1, 2011	—	$0.00
Granted	307,750	21.39
Vested and settled	—	0.00
Forfeited	(2,290)	21.39

Balance, December 31, 2011	305,460	21.39

Granted	347,190	25.59
Vested and settled(1)	(71,283)	21.39
Forfeited	(21,591)	21.39

Balance, December 31, 2012	559,776	$24.00	2.13 years	$15,528,186

Expected to vest, December 31, 2012	463,586	$24.00	2.04 years	$12,867,368

(1)	Vested and settled for the year ended December 31, 2012 includes 26,676 shares, which were tendered in exchange for minimum tax withholdings.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2012 of $27.74). As of December 31, 2012, the aggregate intrinsic value of unvested RSUs was $15.5 million. The total intrinsic value of RSUs vested and settled during the year ended December 31, 2012 was $2.0 million. The total fair value of shares vested during the year ended December 31, 2012 was $1.5 million.

As of December 31, 2012, there was $8.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock purchase rights to be recognized over the weighted average remaining requisite service period of 2.9 years.

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

Upon termination of employment or consulting relationship with the Company, for any reason, the Company had an irrevocable, exclusive option to repurchase the unvested shares purchased prior to vesting at the original exercise price. This repurchase option existed for a period of 90 days from termination. In connection with the issuances of stock purchase rights, the Company recorded $0.4 million and $36,000 as amortization of deferred compensation in the years ended December 31, 2010 and 2011, respectively. As of December 31, 2012, there were no shares subject to repurchase and no remaining balance in deferred stock-based compensation.

The following table summarizes restricted stock purchase right activity under the Special Restricted Plan:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2010	350,000	$4.52
Granted	—	—
Released(1)	(175,000)	4.25
Forfeited	—	—

Balance, December 31, 2010	175,000	4.47

Granted	—	—
Released(1)	(175,000)	4.47
Forfeited	—	—

Balance, December 31, 2011	—	—

(1)	Shares released on vesting for the years ended December 31, 2010 and 2011 include 53,746 shares and 70,744 shares, respectively, which were tendered in exchange for minimum tax withholding.

Equity Instruments Issued to Non-Employees

Compensation expense for equity instruments issued to non-employees recognized for the year ended December 31, 2010 was $0.1 million. The fair value of the options issued to non-employees was determined using the Black-Scholes option-pricing model. The Company did not grant stock options to non-employees

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the years ended December 31, 2011 and 2012. As of December 31, 2012, there was no unrecognized compensation cost related to unvested stock options granted to non-employees.

The following weighted average assumptions were used to value options to non-employees:

Year Ended December 31, 2010
Expected life in years	5
Risk-free interest rate	1.97%
Volatility	50%
Dividend yield	—

Stock-based Compensation

The following table summarizes the stock-based compensation by functional area:

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Stock-based compensation:
Cost of revenue	$826	$489	$1,123
Research and development	2,084	1,279	2,321
Sales and marketing	2,042	1,455	2,787
General and administrative	2,499	2,255	3,741
Amortization of internal use software	208	345	400

Total stock-based compensation	$7,659	$5,823	$10,372

Recognized income tax benefit on stock-based compensation included with income tax expense for the years ended December 31, 2010, 2011 and 2012 was $1.5 million, $1.5 million and $3.8 million, respectively.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per share attributable to holders of common stock:

	Year Ended December 31,
	2010	2011	2012
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$63,575	$15,145	$18,574
Less: Stock dividend	5,480	—	—

Net income attributable to holders of common stock	$58,095	$15,145	$18,574

Denominator (basic):
Weighted average common shares outstanding	35,384	44,820	46,741
Less: Weighted average unvested restricted common shares subject to repurchase	(288)	(37)	—

Net weighted average common shares outstanding	35,096	44,783	46,741

Denominator (diluted):
Weighted average common shares outstanding	35,096	44,783	46,741
Dilutive stock options and awards outstanding	4,831	4,586	3,374
Unvested restricted stock units	—	1	96
Weighted average unvested restricted common shares subject to repurchase	288	37	—
Weighted average common shares from preferred stock	4,611	—	—

Net weighted average common shares outstanding	44,826	49,407	50,211

Net income per share attributable to holders of common stock:
Basic	$1.66	$0.34	$0.40
Diluted	$1.30	$0.31	$0.37

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Stock options outstanding	633	326	1,027
Restricted stock units outstanding	—	—	37

Total anti-dilutive common equivalent shares	633	326	1,064

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — Income Taxes

The Company is subject to income taxes only in the United States. Provision for income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Current expense (benefit):
Federal	$(31)	$33	$2
State	447	1,301	2,325

	$416	$1,334	$2,327

Deferred expense (benefit):
Federal	$(48,833)	$6,944	$9,018
State	(2,312)	(378)	(370)

	$(51,145)	$6,566	$8,648

Income tax expense (benefit)	$(50,729)	$7,900	$10,975

The difference between income tax expense (benefit) and the amount resulting from applying the federal statutory rate of 35% to net income is attributable to the following:

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Federal tax at statutory rate	$4,496	$8,066	$10,342
State taxes, net of federal benefit	348	957	1,316
Nondeductible expenses	27	38	49
Stock compensation	880	25	(599)
Research and development credit	(812)	(1,111)	(228)
Change in valuation allowance	(55,385)	(160)	—
Other	(283)	85	95

Income tax expense (benefit)	$(50,729)	$7,900	$10,975

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$38,733	$25,402
Research and other credits	3,994	4,241
Deferred revenue	578	585
Stock-based compensation	5,104	6,967
Other temporary differences	5,596	7,945

Total gross deferred tax assets	54,005	45,140
Valuation allowance	(2,000)	(1,380)

Net deferred tax assets	52,005	43,760

Deferred tax liabilities
Intangible amortization	(7,426)	(7,828)

Total deferred tax liabilities	(7,426)	(7,828)

Net deferred tax assets	$44,579	$35,932

Prior to September 30, 2010, the Company maintained a full valuation allowance for its net deferred tax assets since the likelihood of the realization of those assets had not become “more likely than not”. The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. As of September 30, 2010, and December 31, 2010, 2011 and 2012, the Company believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more likely than not to fully realize its federal deferred tax assets and to partially realize its State of California deferred tax assets. Therefore, the Company released all of its federal and a portion of its State of California deferred tax assets totaling $55.4 million during the year ended December 31, 2010 and an additional portion of its State of California deferred tax assets totaling $0.2 million during the year ended December 31, 2011. As of December 31, 2012, the Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $1.4 million relating to net operating losses for the State of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration. As of December 31, 2012, the amount of pre-tax income the Company needs to generate in future years in order to realize its deferred tax assets is approximately $93.9 million and $310.0 million with respect to approximately $32.8 million of federal related deferred tax assets and $3.1 million of state related net deferred tax assets, respectively.

As of December 31, 2012, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $151.7 million and $60.9 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2031.

As of December 31, 2012, the Company has research credit carryforwards for federal and California income tax purposes of approximately $2.9 million and $3.3 million, respectively, available to reduce future income taxes. The federal research credit carryforwards expire through 2031. The California research credit carries forward indefinitely. The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2014. The effects of these changes in the tax law will result in a tax benefit which will be recognized in the first quarter of 2013, which is the quarter in which the law was enacted.

As of December 31, 2012, unrecognized tax benefits approximated $6.7 million all of which would affect the effective tax rate if recognized. Included in the balance at December 31, 2012 is $0.1 million of current year tax positions, which would affect the Company’s income tax expense if recognized. As of December 31, 2012, the Company has no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. The Company does not anticipate adjustments to unrecognized tax benefits which would result in a material change to its financial position within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2010, 2011 and 2012, the accrued interest and penalties were immaterial.

The Company’s income taxes payable have been reduced by employee stock-based awards. For stock options, the Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of the exercise and the exercise price. For restricted stock units, the company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. If an incremental tax benefit is realized as a reduction of income tax payable, such excess tax benefit is recognized as an increase to additional paid-in capital. The excess tax benefits from employee stock-based awards transactions in the years ended December 31, 2010, 2011 and 2012 were $0.5 million, $1.0 million and $2.0 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2012
	(In thousands)
Balance, beginning of year	$6,244	$6,600
Decrease in tax positions for prior years	(49)	—
Increase in tax positions for current year	405	142

Balance, end of year	$6,600	$6,742

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

NOTE 7 — Savings Plan

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pre-tax salaries per year, but not more than the statutory limits. The Company may, at its discretion, make matching contributions to the 401(k) Plan. For the years ended December 31, 2010, 2011 and 2012, the Company made matching contributions of 50% of employee contributions up to 3% of salary (including commissions), which totaled $0.9 million, $1.0 million and $1.2 million, respectively.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — Related Party Transactions

One of the Company’s founders, who also served as a director through June 2009, provided consulting services to the Company for which compensation was provided. The Company incurred consulting expenses of $0.1 million during the year ended December 31, 2010. As of June 2009, this founder resigned from his director position and effective December 31, 2010, this founder is no longer providing consulting services to the Company.

NOTE 9 — Commitments and Contingencies

Commitments

The Company leases its facilities under non-cancelable operating leases expiring at various dates through the year 2020.

The Company entered into an operating lease contract for a new headquarters’ facilities space in October 2011. The Company has one option to extend the lease term for an additional period of sixty months. The Company also has a continuing right of first offer to lease any full floor space in the building in which the leased premises are located that becomes available during the lease term. For this facility, the Company recognizes rent expense on a straight-line basis over the lease period commencing on the date that the premise is available from the landlord. The lease period includes the period required to make the leased space suitable for the Company. For purposes of calculating straight-line rent expense, the commencement date of the lease term reflects the date the Company took possession of the building. Rent expense for all operating leases totaled approximately $2.0 million, $2.3 million and $3.6 million for the years ended December 31, 2010, 2011 and 2012, respectively.

The new headquarters’ facility space operating lease contract included a tenant improvement allowance of $5.3 million, which was fully utilized as of December 31, 2012. As of December 31, 2012, there was a receivable balance of $1.1 million related to the tenant improvement allowance included in other current assets on the Consolidated Balance Sheets. As of December 31, 2011, there was no receivable balance related to the tenant improvement allowance.

The Company classifies tenant improvement allowances in its Consolidated Balance Sheets under deferred rent and amortizes them on a straight-line basis over the related lease period. Tenant improvement allowance activity is presented as part of cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows. In addition, certain of the Company’s facility leases provide for a free rent period or escalating rent payments and, accordingly, the Company has straight-lined the rental payments over the respective lease terms. As of December 31, 2011 and 2012, deferred rent was $0.6 million and $6.9 million, respectively.

In August 2012, the Company entered into an office equipment capital lease which terminates in September 2016.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s contractual obligations as of December 31, 2012. Certain of these contractual obligations are reflected on the Company’s Consolidated Balance Sheets while others are disclosed as future obligations under GAAP.

	Capital	Operating	Purchase
	Lease	Leases	Obligations
	(In thousands)
Year ending December 31,
2013	$69	$3,434	$416
2014	69	4,193	272
2015	69	3,125	199
2016	44	2,969	149
2017	—	3,058	149
Thereafter	—	7,764	25

Total minimum payments	251	$24,543	$1,210

Less: Amounts representing interest expense	(18)

Present value of net minimum lease payments	233
Less: Current obligations	(69)

Long-term obligations	$164

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations.

NOTE 10 — Subsequent Events

Updated Stock Incentive Plan

In February 2013, the Board of Directors amended and restated the 2009 Stock Incentive Plan (the Updated Stock Incentive Plan) and approved the 2013-2017 Long-Term Incentive Program (the LTIP) thereunder. Under the LTIP, the Company may grant performance stock unit (PSU) awards based on objective performance criteria pre-established by the Compensation Committee of the Board of Directors. In March 2013, the Compensation Committee intends to grant PSUs under the LTIP subject to stockholder approval of the Updated Stock Incentive Plan at the annual meeting of stockholders in May 2013. Further details on the Updated Stock Incentive Plan and the LTIP will be presented in the Proxy Statement. Assuming the Company obtains stockholder approval, the PSUs will have an expense value, measured in May 2013 but estimated as of the date of this filing, of approximately $14.4 million assuming 100% target achievement. The Company would recognize non-cash stock-based compensation expense under the graded-vesting attribution method. Each PSU award consists of two vesting cliffs, with sixty percent eligible to vest on December 31, 2015 and forty percent eligible to vest on December 31, 2017. The expense associated with each vesting cliff will be straight-lined over its respective period beginning in May 2013, which will result in greater amounts of non-cash stock-based compensation expense recognized in earlier periods of the grants with declining amounts recognized in later periods. Depending on performance against the target metrics, vesting will be between 0% and 140% of target value for each of the vesting cliffs and the expense will be reviewed and adjusted based on forecasts at the end of each balance sheet period.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

Prior to fiscal 2013, the Company did not pay any cash dividends on its common stock. In February 2013, the Board of Directors declared the Company’s first quarterly cash dividend in the amount of $0.05 per share of common stock outstanding. The Company currently expects to pay comparable cash dividends on a quarterly basis in the future. However, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors.