Form 10-Q
period 2013-03-31
Financial Engines, Inc.
filed 2013-05-07
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 48,905,555 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2012	March 31, 2013
	(In thousands, except per share data)
Assets

Current assets:
Cash and cash equivalents	$181,231	$192,467
Accounts receivable, net	44,627	49,193
Prepaid expenses	3,093	3,316
Deferred tax assets	15,293	21,552
Other current assets	3,647	4,454

Total current assets	247,891	270,982

Property and equipment, net	13,366	13,259
Internal use software, net	10,339	9,927
Long-term deferred tax assets	20,639	12,159
Direct response advertising, net	10,236	9,215
Other assets	4,362	4,498

Total assets	$306,833	$320,040

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,008	$16,716
Accrued compensation	12,279	7,118
Deferred revenue	7,831	7,742
Dividend payable	—	2,435
Other current liabilities	260	951

Total current liabilities	35,378	34,962

Long-term deferred revenue	1,166	1,046
Long-term deferred rent	6,653	6,426
Other liabilities	250	235

Total liabilities	43,447	42,669

Contingencies (see note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2012 and March 31, 2013; None issued and outstanding as of December 31, 2012 and March 31, 2013	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2012 and March 31, 2013; 47,915 and 48,789 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	5	5
Additional paid-in capital	323,448	333,677
Accumulated deficit	(60,067)	(56,311)

Total stockholders’ equity	263,386	277,371

Total liabilities and stockholders’ equity	$306,833	$320,040

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2012	2013
	(In thousands, except per share data)
Revenue:
Professional management	$32,869	$45,454
Platform	8,262	8,049
Other	580	362

Total revenue	41,711	53,865

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	15,316	19,928
Research and development	6,139	7,624
Sales and marketing	9,259	10,353
General and administrative	3,811	4,818
Amortization of internal use software	1,472	1,637

Total costs and expenses	35,997	44,360

Income from operations	5,714	9,505

Interest income (expense)	—	3

Income before income taxes	5,714	9,508

Income tax expense	2,202	3,316

Net and comprehensive income	$3,512	$6,192

Dividends declared per share of common stock	$—	$0.05

Net income per share attributable to holders of common stock
Basic	$0.08	$0.13
Diluted	$0.07	$0.12

Shares used to compute net income per share attributable to holders of common stock
Basic	46,074	48,282
Diluted	49,918	51,440

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2013
	(In thousands)
Cash flows from operating activities:
Net income	$3,512	$6,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	588	949
Amortization of internal use software	1,378	1,533
Stock-based compensation	2,468	2,792
Amortization of deferred sales commissions	463	472
Amortization and impairment of direct response advertising	1,080	1,479
Provision for doubtful accounts	80	116
Excess tax benefit associated with stock-based compensation	(452)	(1,028)
Changes in operating assets and liabilities:
Accounts receivable	(5,397)	(4,681)
Prepaid expenses	63	(222)
Deferred tax assets	1,671	2,220
Direct response advertising	(902)	(464)
Other assets	(794)	(1,415)
Accounts payable	2,510	3,185
Accrued compensation	(6,614)	(5,161)
Deferred revenue	(818)	(210)
Deferred rent	596	463
Other liabilities	1	1

Net cash (used in) provided by operating activities	(567)	6,221

Cash flows from investing activities:
Purchase of property and equipment	(575)	(1,292)
Capitalization of internal use software	(1,412)	(1,160)

Net cash used in investing activities	(1,987)	(2,452)

Cash flows from financing activities:
Payments on capital lease obligations	—	(15)
Excess tax benefit associated with stock-based compensation	452	1,028
Proceeds from issuance of common stock, net of offering costs	3,345	6,454

Net cash provided by financing activities	3,797	7,467

Net increase in cash and cash equivalents	1,243	11,236

Cash and cash equivalents, beginning of period	145,002	181,231

Cash and cash equivalents, end of period	$146,245	$192,467

Supplemental cash flows information:
Income taxes paid, net of refunds	$181	$334
Interest paid	$1	$3
Non-cash operating, investing and financing activities:
Capitalized stock-based compensation for internal use software	$87	$65
Capitalized stock-based compensation for direct response advertising	$14	$6

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

NOTE 2 — Basis of Presentation

Interim Financial Statements

The accompanying condensed consolidated financial statements and notes thereto are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed on February 22, 2013 with the SEC (the 2012 Annual Report). The Condensed Consolidated Balance Sheet as of December 31, 2012, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2012 and March 31, 2013, the Company’s Statements of Income for the three months ended March 31, 2012 and 2013 and the Company’s Statements of Cash Flows for the three months ended March 31, 2012 and 2013. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Fair Value Measurement

Effective January 1, 2012, the Company has adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-4, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31, 2012	March 31, 2013
	(In thousands)

Cash	$2,558	$8,792
Money market fund	178,673	183,675

Total cash and cash equivalents	$181,231	$192,467

NOTE 4 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis. There have been no changes in the Company’s valuation techniques during the three months ended March 31, 2013. The fair value of the Company’s investments in certain money market funds approximates their carrying value. Such instruments are classified as Level 1 and are included in cash and cash equivalents, except as noted below.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds
December 31, 2012 (4)	$179,433	$179,433	$—	$—
March 31, 2013 (4)	$184,435	$184,435	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
(4)	Included in the December 31, 2012 and March 31, 2013 balances is $0.8 million and $0.8 million, respectively, of restricted cash, classified in other assets in the accompanying Condensed Consolidated Balance Sheet, being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts. Long term restricted cash of $0.8 million is included in other assets in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2013.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company deposits its cash and cash equivalents primarily with a major bank, where deposits may exceed federal deposit insurance limits.

The Company’s customers are concentrated in the United States of America. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company reviews the need for allowances for potential credit losses and such losses have been insignificant to date.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant customer information is as follows:

	December 31, 2012	March 31, 2013
Percentage of accounts receivable:
JPMorgan	15%	16%

	Three Months Ended March 31,
	2012	2013
Percentage of revenue:
JPMorgan	14%	13%

NOTE 5 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended March 31,
	2012	2013
	(In thousands)
Stock-based compensation:
Cost of revenue	$269	$282
Research and development	549	640
Sales and marketing	644	700
General and administrative	912	1,065
Amortization of internal use software	94	105

Total stock-based compensation	$2,468	$2,792

Effective January 1, 2013, the Company included a dividend yield of 0.6% in their Black-Scholes option pricing model to reflect the anticipated dividends to be paid over the expected term of the awards.

Dividends

Prior to fiscal 2013, the Company did not declare or pay any cash dividends on its common stock. In February 2013, the Board of Directors declared the Company’s first quarterly cash dividend in the amount of $0.05 per share of common stock outstanding. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of March 31, 2013, the Company had a dividend payable balance of $2.4 million, which was paid to stockholders in April 2013.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including options, awards and restricted stock units.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2012	2013
	(In thousands, except per share data)

Numerator (basic and diluted):
Net income	$3,512	$6,192

Denominator (basic):
Weighted average common shares outstanding	46,074	48,282

Denominator (diluted):
Net weighted average common shares outstanding	46,074	48,282
Dilutive stock options outstanding	3,795	2,982
Unvested restricted stock units	49	176

Net weighted average common shares outstanding	49,918	51,440

Net income per share:
Basic	$0.08	$0.13
Diluted	$0.07	$0.12

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended March 31,
	2012	2013
	(In thousands)

Stock options outstanding	985	556

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — Income Taxes

The Company recorded an income tax provision of $2.2 million and $3.3 million for the three months ended March 31, 2012 and 2013, respectively. The Company’s effective tax rate was 39% and 35% for the three months ended March 31, 2012 and 2013, respectively. The decrease in the Company’s effective tax rate was due primarily to the reinstatement of the federal research and development credit as well as an increase in disqualifying stock dispositions during the three months ended March 31, 2013.

As of March 31, 2013, the Company continues to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize its federal deferred tax assets and to partially realize its State of California deferred tax assets in future periods. The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. The Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $1.4 million as of March 31, 2013 relating to net operating losses for the State of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration.

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

At March 31, 2013, the Company had net operating loss carryforwards for federal purposes of approximately $151.7 million that expire at varying dates from 2019 to 2031. Of the $151.7 million, approximately $84.0 million relates to excess tax benefits associated with stock options and awards. When realized as a reduction of income taxes payable, the excess tax benefits will be credited to additional paid-in capital.

As of December 31, 2012 and March 31, 2013, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.7 million and $6.8 million, respectively. The balance of the gross unrecognized tax benefits is not expected to materially change in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three months ended March 31, 2012 and 2013, the accrued interest and penalties were immaterial.

NOTE 8 — Commitments and Contingencies

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations.

Other Receivable

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the Company entered into an operating lease contract for a new headquarters’ facilities space in October 2011. The operating lease contract includes a tenant improvement allowance of $5.3 million. As of March 31, 2013, there was a receivable balance of $1.1 million related to the tenant improvement allowance included in other current assets on the Condensed Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; our expectations regarding our expenses and revenue, including our deferred tax assets and sources of revenue; our anticipated cash needs, our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock; our expectations regarding the amounts, timing and frequency of any payment of dividends; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our legal proceedings; intellectual property; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

AUC is defined as the amount of assets in retirement plans under contract for which the Professional Management service has been made available to eligible participants. Our AUC and eligible participants do not include assets or participants in plans where we have signed contracts but for which we have not yet made the Professional Management service available. Eligible participants and assets under contract are reported by plan providers with varying frequency and at different points in time, and are not always updated or marked to market. If markets have declined since the reporting date, or if assets have left the plan, our AUC may be overstated. If markets have risen since the reporting date, or if assets have been added to the plan, our AUC may be understated. Some plan participants may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the plan participant. Certain securities within a plan participant’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. In both of these circumstances, assets of the relevant participants may be included in AUC but cannot be converted to AUM. We believe that AUC can be a useful indicator of the additional plan assets available for enrollment efforts that, if successful, would result in these assets becoming AUM. We believe that total eligible participants provides a useful approximation of the number of participants available for enrollment into the Professional Management service.

As of March 31, 2013, we had approximately $635 billion of AUC and 6.8 million eligible plan participants in plans for which the Professional Management service is available, which includes approximately $42 billion of AUC and 455,000 eligible plan participants in plans for which Income+ has been made available to participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
All plans as of March 31, 2013
Professional Management available	10.0%	11.1%
Professional Management available 14 months or more	11.1%	12.1%
Professional Management available 26 months or more	12.1%	12.8%

(1)	We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of March 31, 2013, we performed a calculation to estimate the marked-to-market asset enrollment rate as of March 31, 2013, which we believe was approximately 11.1% where Professional Management is available, approximately 12.1% where Professional Management has been available for 14 months or more and approximately 12.8% where Professional Management has been available for 26 months or more.

As of March 31, 2013, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	3%
Bonds	26%
Domestic Equity	46%
International Equity	25%

Total	100%

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

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q2’12	Q3’12	Q4’12	Q1’13
	(In billions)

AUM, beginning of period	$53.7	$54.2	$61.5	$63.9
New Enrollment(1)	3.7	4.9	3.8	3.1
Voluntary Cancellations(2)	(1.0)	(1.2)	(1.4)	(1.2)
Involuntary Cancellations(3)	(1.0)	(0.9)	(1.3)	(0.8)
Contributions(4)	1.0	1.1	1.2	1.3
Market Movement and Other(5)	(2.2)	3.4	0.1	4.5

AUM, end of period	$54.2	$61.5	$63.9	$70.8

(1)	The aggregate amount of assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the period. We receive 401(k) account balances for each member at least weekly, including 401(k) account balances for new members. Accordingly, we are able to capture the 401(k) account balances within a week of enrollment for any given new member.
(2)	The aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period. Members may cancel at any time without any requirement to provide advance notice. Our quarter-end AUM excludes the assets of any account cancelled by a member prior to the end of the last day of the quarter. We can quantify this amount for any period by retrieving the account value from the last file received during the week prior to cancellation.
(3)	The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. There were no involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between April 1, 2013 and April 30, 2013.
(4)	Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 86-91% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM. The data presented in the table above differs from data provided in filings prior to September 30, 2012, as the prior contributions data reported represented only that subset of members for whom we received salary data.
(5)	Other factors affecting assets under management include estimated market movement, plan administrative fees, participant loans and hardship withdrawals, and timing differences. We cannot separately quantify the impact of the other factors contained in this line item as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement. We would expect that market movement would typically represent the most substantial portion of this line item in a given quarter.

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

Platform

We derive platform revenue from recurring, subscription-based platform fees for access to either our full suite of services, including Professional Management, Online Advice service, and Retirement Evaluation, or to our legacy Online Advice service only, and to a lesser extent, from setup fees. Online Advice is a nondiscretionary Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the employer sponsored retirement plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over the estimated average period of a sponsor relationship, which for accounting purposes is estimated to be seven years effective January 1, 2013.

Other Revenue

Other revenue includes reimbursement for a portion of marketing and member materials from certain subadvisory relationships and reimbursement for providing personal statements to participants from a limited number of plan sponsors. Costs associated with these reimbursed print fulfillment materials are expensed to cost of revenue as incurred.

Costs and Expenses

Employee compensation and related expenses represent our largest expense and include wages expense, cash incentive compensation expense, benefits expenses, employer payroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including non-cash stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. While we expect our headcount to increase over time, we believe that the economies of scale in our business model can allow us to grow our compensation and related expenses at a lower rate than revenue. We anticipate granting equity awards to board members and certain of our employees each year that may result in significant non-cash stock-based compensation expense. The largest events typically occur in the first and fourth quarters, although significant grants may also occur at other times. We anticipate providing annual compensation increases to certain of our employees each year, typically in the second quarter, that may result in an increase primarily to wages expense.

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

Research and Development. Research and development expense includes costs associated with defining and specifying new features and ongoing enhancement to our Advice Engines and other aspects of our service offerings, financial research, quality assurance, related administration and other costs that do not qualify for capitalization. Costs in this area are related primarily to employee compensation for our engineering, product development, and investment research personnel and associated expenses and, to a lesser extent, external consulting expenses, which relate primarily to support and maintenance of our existing services.

Sales and Marketing. Sales and marketing expense includes costs associated with provider and sponsor relationship management, provider and sponsor marketing, direct sales, product marketing, public relations and printing of, and postage for, marketing materials for direct advisory relationships, including amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs.

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

Amortization of Internal Use Software. Amortization of internal use software expense includes engineering costs associated with (1) enhancing our advisory service platform and (2) developing internal systems for tracking member data, including AUM, member cancellations and other related member and customer experience statistics. Associated direct development costs are capitalized and amortized using the straight-line method over the estimated lives, typically three to five years, of the underlying technology. Costs in this area include employee compensation and related expenses, and fees for external consulting services.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2012 included in our 2012 Annual Report.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended March 31, 2012 and 2013

	Three Months Ended March 31,		Three Months Ended March 31,		Increase (Decrease)
	2012	2013	2012	2013	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	79%	84%	$32,869	$45,454	$12,585	38%
Platform	20	15	8,262	8,049	(213)	(3)
Other	1	1	580	362	(218)	(38)

Total revenue	100	100	41,711	53,865	12,154	29
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	37	37	15,316	19,928	4,612	30
Research and development	15	14	6,139	7,624	1,485	24
Sales and marketing	22	19	9,259	10,353	1,094	12
General and administrative	9	9	3,811	4,818	1,007	26
Amortization of internal use software	3	3	1,472	1,637	165	11

Total costs and expenses	86	82	35,997	44,360	8,363	23

Income from operations	14	18	5,714	9,505	3,791	66
Interest income (expense)	—	—	—	3	3	n/a

Income before income tax expense	14	18	5,714	9,508	3,794	66
Income tax expense	6	6	2,202	3,316	1,114	51

Net income	8%	12%	$3,512	$6,192	$2,680	76%

Revenue

Total revenue increased $12.2 million, or 29%, from $41.7 million for the three months ended March 31, 2012 to $53.9 million for the three months ended March 31, 2013. The increase was due primarily to growth in professional management revenue of $12.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, offset by a $0.2 million decrease in platform revenue and a $0.2 million decrease in other revenue. Professional management revenue and platform revenue comprised 84% and 15%, respectively, of total revenue for the three months ended March 31, 2013.

Professional Management Revenue

Professional management revenue increased $12.6 million, or 38%, from $32.9 million for the three months ended March 31, 2012 to $45.5 million for the three months ended March 31, 2013. The increase in professional management revenue for the three months ended March 31, 2013 was due primarily to an increase in the average AUM used to calculate fees from approximately $50.4 billion for the three months ended March 31, 2012 to approximately $69.1 billion for the three months ended March 31, 2013. This increase in average AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as contributions and market appreciation.

Platform Revenue

Platform revenue decreased $0.2 million, or 3%, from $8.3 million for the three months ended March 31, 2012 to $8.0 million for the three months ended March 31, 2013. This decrease was due primarily to a few sponsor terminations, which resulted mainly from an effort to unify all sponsors onto our full service platform.

Other Revenue

Other revenue decreased $0.2 million, or 38%, from $0.6 million for the three months ended March 31, 2012 to $0.4 million for the three months ended March 31, 2013. The decrease in other revenue was due primarily to a timing shift for reimbursable printed fulfillment materials associated with a large subadvisory campaign.

Costs and Expenses

Costs and expenses increased $8.4 million, or 23%, from $36.0 million for the three months ended March 31, 2012 to $44.4 million for the three months ended March 31, 2013. This increase was due to a $4.6 million increase in cost of revenue, exclusive of amortization of internal use software, a $1.5 million increase in research and development expense, a $1.1 million increase in sales and marketing expense, a $1.0 million increase in general and administrative expense and a $0.2 million increase in amortization of internal use software for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Across functional areas, wages, benefits and employer payroll tax expenses increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due primarily to headcount growth and annual compensation increases effective April 1, 2012. In addition, rent expense and corporate capital equipment depreciation expense, which are included in allocated overhead expenses, increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due primarily to the commencement of our lease contract for the new headquarters’ facility.

Effective January 1, 2013, employee-related expenses for a senior executive are included in general and administrative and no longer included in sales and marketing due to changes both in his responsibilities and compensation structure. This caused a significant portion of the increase in employee-related expenses in the first quarter of 2013 within general and administrative, and a corresponding offset to the increase in employee-related expense within sales and marketing.

In February 2013, the Board of Directors amended and restated the 2009 Stock Incentive Plan (the Updated Stock Incentive Plan) and approved the 2013-2017 Long-Term Incentive Program (the LTIP) thereunder. Under the LTIP, we may grant performance stock unit (PSU) awards based on objective performance criteria pre-established by the Compensation Committee of the Board of Directors. In March 2013, the Compensation Committee granted PSUs under the LTIP subject to stockholder approval of the Updated Stock Incentive Plan at the annual meeting of stockholders in May 2013. Further details on the Updated Stock Incentive Plan and the LTIP are presented in the Proxy Statement as filed on April 1, 2013. Assuming we obtain stockholder approval, the PSUs will have a value, to be measured in May 2013 but estimated using the stock price on March 28, 2013 of $36.22, of approximately $13.7 million, net of estimated forfeitures, assuming 100% target achievement. We plan to update the total expense value of PSUs granted in our June 30, 2013 Form 10-Q filing based on actual data as of the measurement date in May 2013. We would recognize non-cash stock-based compensation expense under the graded-vesting attribution method. Each PSU award consists of two vesting cliffs, with sixty percent eligible to vest on December 31, 2015 and forty percent eligible to vest on December 31, 2017. The expense associated with each vesting cliff will be straight-lined over its respective period beginning in May 2013, which will result in greater amounts of non-cash stock-based compensation expense recognized in earlier periods of the grants with declining amounts recognized in later periods. Depending on performance against the target metrics, vesting will be between 0% and 140% of target value for each of the vesting cliffs and the expense will be reviewed and adjusted based on forecasts at the end of each balance sheet period. Assuming 100% target achievement, we estimate the LTIP equity grants, to be measured in May 2013 but estimated as of the stock price on March 28, 2013 of $36.22, will incur approximately $2.6 million of non-cash stock-based compensation expense, net of estimated forfeitures, for the year ended December 31, 2013.

The estimate for the LTIP stock-based compensation expense for the year ended December 31, 2013 is in addition to the amortization of both previously and subsequently granted stock awards, including other awards expected to be granted in 2013, utilizing the graded-vesting attribution method. We plan to continue to grant equity awards during the fiscal year 2013 to certain of our existing employees, new employees and board members.

We are in the process of migrating to more frequent internal use software development cycles. We are not able to quantify the future impact to either research and development capitalization or internal use software amortization, but we do not anticipate a material impact in the near term.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $4.6 million, or 30%, from $15.3 million for the three months ended March 31, 2012 to $19.9 million for the three months ended March 31, 2013. This increase was due primarily to an increase of $4.3 million in fees paid to plan providers for connectivity to plan and plan participant data for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones. Allocated overhead expenses, including rent and depreciation expenses, increased $0.3 million. In addition, there was an increase of $0.2 million in wages, benefits and employer payroll tax expenses. These increases were offset by a decrease in printed member materials and printed marketing materials expense for subadvisory relationships of $0.2 million due primarily to a temporary decrease in the print volume in the current quarter for recurring member materials as we shifted our print schedule to quarterly from weekly as well as a decrease in print costs due to reduced costs per impression through upgraded print technologies. As a percentage of revenue, cost of revenue remained constant at 37% for the three months ended March 31, 2012 and 2013. We do not currently expect any additional AUM based milestones to significantly affect data connectivity fees in future periods.

Research and Development

Research and development expense increased $1.5 million, or 24%, from $6.1 million for the three months ended March 31, 2012 to $7.6 million for the three months ended March 31, 2013. There was an increase in wages, benefits and payroll tax expenses of $0.5 million and an increase of $0.1 million in non-cash stock-based compensation expense for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. In addition, there was a $0.4 million increase in allocated overhead expenses, including rent and depreciation expense, and a $0.2 million decrease in the amount of internal use software capitalized. There was also an increase in consulting expense of $0.1 million and an increase in employee-related expenses, such as recruiting and training, of $0.2 million. As a percentage of revenue, research and development expense decreased from 15% for the three months ended March 31, 2012 to 14% for the three months ended March 31, 2013. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $1.1 million, or 12%, from $9.3 million for the three months ended March 31, 2012 to $10.4 million for the three months ended March 31, 2013. There was a $0.7 million increase in wages, benefits and payroll tax expenses, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Additionally, there was a $0.3 million increase in advisory printed enrollment materials expense as amortization of direct response advertising increased, a $0.3 million increase in allocated overhead expenses, including rent and depreciation, and a $0.1 million increase in travel expenses. These increases were offset by a $0.3 million decrease in cash incentive compensation expense due primarily to higher achievement against performance metrics for the three months ended March 31, 2012 compared to the three months ended March 31, 2013. As a percentage of revenue, sales and marketing expense decreased from 22% for the three months ended March 31, 2012 to 19% for the three months ended March 31, 2013. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

General and Administrative

General and administrative expense increased $1.0 million, or 26%, from $3.8 million for the three months ended March 31, 2012 to $4.8 million for the three months ended March 31, 2013. There was a $0.3 million increase in wages, benefits and payroll tax expense for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. In addition, non-cash stock-based compensation expense increased $0.2 million and cash incentive compensation expense increased by $0.1 million. Professional services expenses increased $0.2 million due primarily to increased legal and accounting audit fees, as well as a consulting expense increase of $0.1 million. There was also a $0.1 million increase in allocated overhead expenses, including rent and depreciation expense. As a percentage of revenue, general and administrative expense remained constant at 9% for the three months ended March 31, 2012 and 2013.

Amortization of Internal Use Software

Amortization of internal use software increased $0.2 million, or 11%, from $1.5 million for the three months ended March 31, 2012 to $1.6 million for the three months ended March 31, 2013 due to the amortization of higher capitalized costs caused by an increase in development hours required for recently completed projects compared to projects in prior years.

Income Taxes

Income tax expense increased from $2.2 million for the three months ended March 31, 2012 to $3.3 million for the three months ended March 31, 2013 due to an increase in taxable income. Our effective tax rates were 39% and 35% for the three months ended March 31, 2012 and 2013, respectively. The decrease in the effective tax rate was due primarily to the reinstatement of the federal research and development credit as well as an increase in disqualifying stock dispositions during the three months ended March 31, 2013. We would expect to see an effective tax rate of approximately 38%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of March 31, 2013, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize our federal deferred tax assets and to partially realize our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $1.4 million as of March 31, 2013 relating to net operating losses for the State of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended March 31,
Non-GAAP Adjusted EBITDA	2012	2013
	(In thousands)

Net income	$3,512	$6,192
Interest expense (income)	—	(3)
Income tax expense	2,202	3,316
Depreciation	588	949
Amortization of internal use software	1,378	1,533
Amortization and impairment of direct response advertising	1,080	1,479
Amortization of deferred sales commissions	463	472
Non-cash stock-based compensation	2,468	2,792

Non-GAAP Adjusted EBITDA	$11,691	$16,730

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Three Months Ended March 31,
Non-GAAP Adjusted Net Income and Adjusted EPS	2012	2013
	(In thousands, except per share amounts)

Net income	$3,512	$6,192
Non-cash stock-based compensation, net of tax (1)	1,525	1,725

Non-GAAP Adjusted Net Income	$5,037	$7,917

Non-GAAP Adjusted Earnings Per Share	$0.10	$0.15

Shares of common stock outstanding	46,074	48,282
Dilutive restricted stock and stock options	3,844	3,158

Non-GAAP adjusted weighted common shares outstanding	49,918	51,440

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the Comparison of Three Months Ended March 31, 2012 and 2013 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next 12 months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash and cash equivalents on hand and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of March 31, 2013, we had total cash and cash equivalents of $192.5 million, compared to $181.2 million as of December 31, 2012.

Consolidated Cash Flow Data

	Three Months Ended March 31,
	2012	2013
	(In thousands)

Net cash (used by) provided by operating activities	$(567)	$6,221
Net cash used in investing activities	(1,987)	(2,452)
Net cash provided by financing activities	3,797	7,467

Net increase in cash and cash equivalents	$1,243	$11,236
Cash and cash equivalents, end of period	$146,245	$192,467

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 increased $6.8 million compared to net cash provided by operating activities for the three months ended March 31, 2012. Operating activities for the three months ended March 31, 2013 resulted in cash provided of $6.2 million, as net income of $6.2 million and adjustments for non-cash expenses of $6.3 million, primarily related to amortization of non-cash stock-based compensation, amortization of internal use software and amortization and impairment of direct response advertising, offset by a decrease in cash related to changes in operating assets and liabilities of $6.3 million. The decrease in cash related to operating assets and liabilities was due primarily to a decrease in accrued compensation related to 2012 cash incentive program payments and an increase in accounts receivable driven by an increase in revenue, offset by an increase in accounts payable due to an increase in expenses and a decrease in deferred tax assets due to utilization. Operating activities for the three months ended March 31, 2012 resulted in cash used of $0.6 million, as net income of $3.5 million and adjustments for non-cash expenses of $5.6 million, primarily related to amortization of stock based compensation and amortization and impairment of direct response advertising, were more than offset by a net decrease in cash related to changes in operating assets and liabilities of $9.7 million. The decrease in cash related to operating assets and liabilities was primarily due to a decrease in accrued compensation related to 2011 cash incentive program payments as well as an increase in accounts receivable driven by an increase in revenue.

We incurred reduced facilities cash outflows in the first quarter of 2013, as our new headquarters’ lease provided for a 10-month free rent period. Starting in April 2013, we expect to incur an average of $0.2 million per month for the year ended December 31, 2013 in cash outflows associated with this lease, with escalating payments through the lease term.

Investing Activities

Net cash used in investing activities was $2.5 million for the three months ended March 31, 2013 compared to $2.0 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, net cash used for the purchase of property and equipment increased $0.7 million, as we spent $1.3 million related to capital expenditures during the three months ended March 31, 2013 compared to $0.6 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, we capitalized $1.2 million of internal use software costs compared to $1.4 million for the three months ended March 31, 2012.

Financing Activities

Net cash provided by financing activities was $7.5 million for the three months ended March 31, 2013 compared to net cash provided by financing activities of $3.8 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, we received $6.5 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $3.3 million during the three months ended March 31, 2012.

Prior to fiscal 2013, we did not pay any cash dividends on our common stock. In the second quarter of 2013, we incurred a cash dividend payment of $2.4 million. Based on the shares outstanding as of March 31, 2013 of 48,789,299 and assuming a $0.05 per share quarterly dividend, we would estimate dividend payments to total approximately $7.3 million for the year ended December 31, 2013. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees that vest in mid-November 2013, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting date. Based on the fair value of our common stock on March 28, 2013 of $36.22 and assuming a 40% tax rate, the estimated minimum tax withholdings obligations would be approximately $1.7 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the three months ended March 31, 2013, 84% of our revenue was derived from fees based on the market value of AUM compared to 81% for the year ended December 31, 2012. This percentage increased due to a revised agreement with one of our subadvisory plan providers, which increased the amount of fees based on the market value of AUM. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I—Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes from the risk factors disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended March 31, 2013, we issued 810,097 shares of unregistered common stock for an aggregate purchase price of $5.1 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

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

Date: May 7, 2013

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