Form 10-Q
period 2013-06-30
Financial Engines, Inc.
filed 2013-08-01
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of July 22, 2013, 49,679,959 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2012	June 30, 2013
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$181,231	$175,780
Short-term investments	—	39,974
Accounts receivable, net	44,627	51,352
Prepaid expenses	3,093	3,349
Deferred tax assets	15,293	18,282
Other current assets	3,647	2,595

Total current assets	247,891	291,332

Property and equipment, net	13,366	13,020
Internal use software, net	10,339	9,476
Long-term deferred tax assets	20,639	12,916
Direct response advertising, net	10,236	9,320
Other assets	4,362	4,473

Total assets	$306,833	$340,537

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,008	$19,801
Accrued compensation	12,279	9,683
Deferred revenue	7,831	8,576
Dividend payable	—	2,475
Other current liabilities	260	982

Total current liabilities	35,378	41,517

Long-term deferred revenue	1,166	904
Long-term deferred rent	6,653	6,191
Other liabilities	250	246

Total liabilities	43,447	48,858

Contingencies (see note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2012 and June 30, 2013; None issued and outstanding as of December 31, 2012 and June 30, 2013	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2012 and June 30, 2013; 47,915 and 49,594 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	5	5
Additional paid-in capital	323,448	344,117
Accumulated deficit	(60,067)	(52,443)

Total stockholders’ equity	263,386	291,679

Total liabilities and stockholders’ equity	$306,833	$340,537

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(In thousands, except per share data)
Revenue:
Professional management	$35,188	$48,501	$68,057	$93,955
Platform	8,249	8,454	16,511	16,503
Other	849	825	1,429	1,187

Total revenue	44,286	57,780	85,997	111,645

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	17,309	22,546	32,625	42,474
Research and development	6,081	7,643	12,220	15,267
Sales and marketing	9,461	10,910	18,720	21,263
General and administrative	3,807	5,147	7,618	9,965
Amortization of internal use software	1,530	1,723	3,002	3,360

Total costs and expenses	38,188	47,969	74,185	92,329

Income from operations	6,098	9,811	11,812	19,316

Interest income, net	4	7	4	10

Income before income taxes	6,102	9,818	11,816	19,326

Income tax expense	2,279	3,475	4,481	6,791

Net and comprehensive income	$3,823	$6,343	$7,335	$12,535

Dividends declared per share of common stock	$—	$0.05	$—	$0.10

Net income per share attributable to holders of common stock
Basic	$0.08	$0.13	$0.16	$0.26
Diluted	$0.08	$0.12	$0.15	$0.24

Shares used to compute net income per share attributable to holders of common stock
Basic	46,437	49,201	46,256	48,744
Diluted	49,958	52,086	49,939	51,766

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2013
	(In thousands)

Cash flows from operating activities:
Net income	$7,335	$12,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,197	1,921
Amortization of internal use software	2,807	3,145
Stock-based compensation	4,982	6,210
Amortization of deferred sales commissions	898	967
Amortization and impairment of direct response advertising	2,302	2,970
Amortization of discount on short-term investments	—	(3)
Provision for doubtful accounts	113	237
Loss on fixed asset disposal	1	—
Excess tax benefit associated with stock-based compensation	(943)	(1,234)
Changes in operating assets and liabilities:
Accounts receivable	(9,019)	(6,961)
Prepaid expenses	285	(256)
Deferred tax assets	3,375	4,733
Direct response advertising	(2,455)	(2,055)
Other assets	(4,928)	(26)
Accounts payable	4,728	6,430
Accrued compensation	(4,645)	(2,596)
Deferred revenue	(564)	483
Deferred rent	5,316	251
Other liabilities	2	2

Net cash provided by operating activities	10,787	26,753

Cash flows from investing activities:
Purchase of property and equipment	(6,209)	(1,943)
Capitalization of internal use software	(2,692)	(2,357)
Purchases of short-term investments	—	(39,971)

Net cash used in investing activities	(8,901)	(44,271)

Cash flows from financing activities:
Payments on capital lease obligations	—	(31)
Excess tax benefit associated with stock-based compensation	943	1,234
Proceeds from issuance of common stock, net of offering costs	5,584	13,300
Cash dividend payments	—	(2,436)

Net cash provided by financing activities	6,527	12,067

Net increase (decrease) in cash and cash equivalents	8,413	(5,451)

Cash and cash equivalents, beginning of period	145,002	181,231

Cash and cash equivalents, end of period	$153,415	$175,780

Supplemental cash flows information:
Income taxes paid, net of refunds	$181	$429
Interest paid	$1	$5
Non-cash operating, investing and financing activities:
Purchase of property and equipment under capital lease	$—	$34
Capitalized stock-based compensation for internal use software	$175	$140
Capitalized stock-based compensation for direct response advertising	$29	$25
Unpaid purchases of property and equipment	$2,844	$233

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2012 and June 30, 2013, the Company’s Statements of Income for the three and six months ended June 30, 2012 and 2013 and the Company’s Statements of Cash Flows for the six months ended June 30, 2012 and 2013. The results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Short-term Investments

Short-term investments consist of U.S. Treasury securities. The Company classifies its short-term investments as held-to maturity as the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. The Company evaluates the investments periodically for possible other-than-temporary impairment. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value, and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of the following:

	December 31,	June 30,
	2012	2013
	(In thousands)

Cash	$2,558	$12,074
Money market fund	178,673	163,706

Total cash and cash equivalents	$181,231	$175,780

NOTE 4 —Short-Term Investments

The Company considers all investments purchased with an original remaining maturity of between three and twelve months at the date of purchase to be short-term investments. The U.S. Treasury securities are classified as held-to-maturity. A reconciliation between amortized cost and fair value of short-term investments is as follows:

June 30,
2013
(In thousands)
U.S. Treasury securities:
Amortized cost	$39,974
Gross unrecognized gains	1
Gross unrecognized losses	(2)

Fair Value	$39,973

NOTE 5 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value, which approximates their carrying value due to the short period of time to maturity, and reports its investments in U.S. Treasury securities at amortized cost at each reporting period. There have been no changes in the Company’s valuation techniques during the six months ended June 30, 2013. The Company began purchasing six-month and twelve–month U.S. Treasury securities in May 2013. The U.S. Treasury securities have maturity dates through May 2014. Both the money market funds and U.S. Treasury securities are classified as Level 1.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2012 (4)				As of June 30, 2013 (4)
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$179,433	$179,433	$—	$—	$164,465	$164,465	$—	$—
US Treasury Securities	$—	$—	$—	$—	$39,974	$39,974	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
(4)	Included in both the December 31, 2012 and June 30, 2013 balances is $0.8 million of long-term restricted cash, which is classified in other assets in the accompanying Condensed Consolidated Balance Sheet, and is being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company deposits its cash and cash equivalents primarily with a major bank, where deposits may exceed federal deposit insurance limits.

The Company’s customers are concentrated in the United States of America. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company reviews the need for allowances for potential credit losses and such losses have been insignificant to date.

Significant customer information is as follows:

	December 31,	June 30,
	2012	2013
Percentage of accounts receivable:
JPMorgan	15%	16%

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Percentage of revenue:
JPMorgan	13%	12%	14%	12%

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(In thousands)
Stock-based compensation:
Cost of revenue	$296	$354	$565	$636
Research and development	532	764	1,082	1,404
Sales and marketing	640	824	1,284	1,524
General and administrative	945	1,366	1,856	2,431
Amortization of internal use software	101	110	195	215

Total stock-based compensation	$2,514	$3,418	$4,982	$6,210

For the three months ended June 30, 2013, the Company included a dividend yield of 0.4% in their Black-Scholes option pricing model to reflect the anticipated dividends to be paid over the expected term of the awards.

Dividends

Prior to fiscal 2013, the Company did not declare or pay any cash dividends on its common stock. In February 2013, May 2013 and July 2013, the Board of Directors declared quarterly cash dividends in the amount of $0.05 per share of common stock outstanding. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of June 30, 2013, the Company had a dividend payable balance of $2.5 million, which was paid to stockholders in July 2013.

2009 Stock Incentive Plan

In February 2013, the Board of Directors amended and restated the 2009 Stock Incentive Plan (the Updated Stock Incentive Plan) and approved the 2013-2017 Long-Term Incentive Program (the LTIP) thereunder. The Updated Stock Incentive Plan was subsequently approved by stockholders in May 2013. Under the LTIP, the Company may grant performance stock unit (PSU) awards based on objective performance criteria pre-established by the Compensation Committee of the Board of Directors. In March 2013, the Compensation Committee granted PSUs under the LTIP to certain executives, which had a fair value of $43.59 per share in May 2013. Assuming 100% achievement against the objective performance criteria and no cancellations, the Company would issue 414,300 PSUs over the term of this LTIP. Further details on the Updated Stock Incentive Plan and the LTIP are presented in the Proxy Statement filed on April 1, 2013. The Company recognizes non-cash stock-based compensation expense under the graded-vesting attribution method. Each PSU award consists of two vesting cliffs, with sixty percent eligible to vest on December 31, 2015 and forty percent eligible to vest on December 31, 2017. The expense associated with each vesting cliff will be straight-lined over its respective period beginning in May 2013, which will result in greater amounts of non-cash stock-based compensation expense recognized in earlier periods of the grants with declining amounts recognized in later periods. Depending on performance against the target metrics, vesting will be between 0% and 140% of target value for each of the vesting cliffs and the expense will be reviewed and adjusted based on forecasts at the end of each balance sheet period. Assuming 100% achievement against the objective performance criteria, the total expense value of these PSUs would be approximately $13.2 million as of the grant date, net of estimated forfeitures.

Upon vesting, PSUs are settled in common stock on a one-for-one basis. The Company intends to withhold shares upon vesting that would otherwise be distributed to the employee having a fair market value equal to the amount necessary to satisfy minimum tax withholding obligations, which the Company will remit from operational cash.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including options, awards, restricted stock units and performance stock units.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$3,823	$6,343	$7,335	$12,535

Denominator (basic):
Weighted average common shares outstanding	46,437	49,201	46,256	48,744

Denominator (diluted):
Net weighted average common shares outstanding	46,437	49,201	46,256	48,744
Dilutive stock options outstanding	3,446	2,663	3,621	2,823
Dilutive unvested restricted stock units	75	222	62	199

Net weighted average common shares outstanding	49,958	52,086	49,939	51,766

Net income per share:
Basic	$0.08	$0.13	$0.16	$0.26
Diluted	$0.08	$0.12	$0.15	$0.24

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(In thousands)

Stock options outstanding	1,119	243	1,052	399
Restricted stock units outstanding	—	32	—	16
Performance stock units outstanding	—	40	—	20

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — Income Taxes

The Company recorded an income tax provision of $2.3 million and $3.5 million for the three months ended June 30, 2012 and 2013, respectively, and an income tax provision of $4.5 million and $6.8 million for the six months ended June 30, 2012 and 2013, respectively. The Company’s effective tax rate was 38% and 35% for the six months ended June 30, 2012 and 2013, respectively. The decrease in the Company’s effective tax rate was due primarily to the reinstatement of the federal research and development credit as well as an increase in disqualifying stock dispositions during the six months ended June 30, 2013.

As of June 30, 2013, the Company continues to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize its federal deferred tax assets and to partially realize its State of California deferred tax assets in future periods. The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. The Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $1.4 million as of June 30, 2013 relating to net operating losses for the State of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open due to loss carryforwards and may be subject to examination in one or more jurisdictions. The Company has undergone a federal tax examination for fiscal years 2006 and 2007 and the results did not have a material impact on its financial condition and results of operations. As of June 30, 2013, there are no on-going tax audits in any significant tax jurisdictions.

At December 31, 2012, the Company had net operating loss carryforwards for federal purposes of approximately $151.8 million that expire at varying dates through 2031. As of December 31, 2012 and June 30, 2013, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.7 million and $6.8 million, respectively. The balance of the gross unrecognized tax benefits is not expected to materially change in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended June 30, 2012 and 2013, the accrued interest and penalties were immaterial.

NOTE 9 — Commitments and Contingencies

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations.

Other Receivable

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the Company entered into an operating lease contract for a new headquarters’ facilities space in October 2011. The operating lease contract includes a tenant improvement allowance of $5.3 million. As of June 30, 2013, there was a remaining receivable balance of $16,000 related to the tenant improvement allowance and it is included in other current assets on the Condensed Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; our expectations regarding our expenses and revenue, including our deferred tax assets and sources of revenue; our effective tax rate; our anticipated cash needs, our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock; our expectations regarding the amounts, timing and frequency of any payment of dividends; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our legal proceedings; intellectual property; and our expectations regarding competition. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

AUC is defined as the amount of assets in retirement plans under contract for which the Professional Management service has been made available to eligible participants. Our AUC and eligible participants do not include assets or participants in plans where we have signed contracts but for which we have not yet made the Professional Management service available. Eligible participants and AUC are reported by plan providers with varying frequency and at different points in time, and are not always updated or marked to market. If markets have declined or if assets have left the plan since the reporting date, our AUC may be overstated. If markets have risen or if assets have been added to the plan since the reporting date, our AUC may be understated. Some plan participants may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the plan participant. Certain securities within a plan participant’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. In both of these circumstances, assets of the relevant participants may be included in AUC but cannot be converted to AUM. We believe that AUC can be a useful indicator of the additional plan assets available for enrollment efforts that, if successful, would result in these assets becoming AUM. We believe that total eligible participants provides a useful approximation of the number of participants available for enrollment into the Professional Management service.

As of June 30, 2013, we had approximately $667 billion of AUC and 7.1 million eligible plan participants in plans for which the Professional Management service is available, which includes approximately $52 billion of AUC and 528,000 eligible plan participants in plans for which Income+ has been made available to participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
All plans as of June 30, 2013
Professional Management available	10.0%	11.2%
Professional Management available 14 months or more	11.2%	12.2%
Professional Management available 26 months or more	12.2%	12.9%
________________
(1)	We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of June 30, 2013, we performed a calculation to estimate the marked-to-market asset enrollment rate as of June 30, 2013, which we believe was approximately 11.2% where Professional Management is available, approximately 12.2% where Professional Management has been available for 14 months or more and approximately 12.9% where Professional Management has been available for 26 months or more.

As of June 30, 2013, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	3%
Bonds	25%
Domestic Equity	47%
International Equity	25%

Total	100%

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

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q3’12	Q4’12	Q1’13	Q2’13
	(In billions)

AUM, beginning of period	$54.2	$61.5	$63.9	$70.8
New Enrollment(1)	4.9	3.8	3.1	4.7
Voluntary Cancellations(2)	(1.2)	(1.4)	(1.2)	(1.2)
Involuntary Cancellations(3)	(0.9)	(1.3)	(0.8)	(1.0)
Contributions(4)	1.1	1.2	1.3	1.3
Market Movement and Other(5)	3.4	0.1	4.5	(0.3)

AUM, end of period	$61.5	$63.9	$70.8	$74.3

___________
(1)	The aggregate amount of assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the period. We receive 401(k) account balances for each member at least weekly, including 401(k) account balances for new members. Accordingly, we are able to capture the 401(k) account balances within a week of enrollment for any given new member.
(2)	The aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period. Members may cancel at any time without any requirement to provide advance notice. Our quarter-end AUM excludes the assets of any account cancelled by a member prior to the end of the last day of the quarter. We can quantify this amount for any period by retrieving the account value from the last file received during the week prior to cancellation.
(3)	The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. Involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between July 1, 2013 and July 22, 2013 would cause the AUM that was reported as of June 30, 2013 to be reduced by 0.2%.
(4)	Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 86-91% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM. The data presented in the table above differs from data provided in filings prior to September 30, 2012, as the previously reported contributions data represented only that subset of members for whom we received salary data.
(5)	Other factors affecting assets under management include estimated market movement, plan administrative fees, participant loans and hardship withdrawals, and timing differences. We cannot separately quantify the impact of the other factors contained in this line item as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement. We would expect that market movement would typically represent the most substantial portion of this line item in a given quarter.

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

Platform

We derive platform revenue from recurring, subscription-based fees for access to either our full suite of services, including Professional Management, Online Advice service, and Retirement Evaluation, or to our legacy Online Advice service only, and to a lesser extent, from setup fees. Online Advice is a nondiscretionary Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the employer sponsored retirement plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over the estimated average period of a sponsor relationship, which for accounting purposes is estimated to be seven years effective January 1, 2013.

Other Revenue

Other revenue includes reimbursement for a portion of marketing and member materials from certain subadvisory relationships and reimbursement for providing personal statements to participants from a limited number of plan sponsors. Costs associated with these reimbursed print fulfillment materials are expensed to cost of revenue as incurred.

Costs and Expenses

Employee compensation and related expenses represent our largest expense and include wages expense, cash incentive compensation expense, benefits expenses, employer payroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including non-cash stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. While we expect our headcount to increase over time, we believe that the economies of scale in our business model can allow us to grow our compensation and related expenses at a lower rate than revenue. We anticipate granting equity awards to board members and certain of our employees each year that may result in significant non-cash stock-based compensation expense. The largest events typically occur in the first and fourth quarters, although significant grants may also occur at other times. We anticipate providing annual compensation increases to certain of our employees each year, typically in the second quarter, that may result in an increase primarily to wages and cash incentive compensation expenses.

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

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue. Cost of revenue includes fees paid to plan providers for connectivity to plan and plan participant data, printed materials fulfillment costs for certain subadvisory relationships for which a portion are reimbursed, printed member materials, and employee-related costs for technical operations, advisor call center, operations, implementations and portfolio management. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, and purchased materials. Costs for connectivity to plan and plan participant data are expected to increase proportionally with our professional management revenue, as well as by contractual increases in plan provider fees as a result of achieving certain milestones. The expenses included in cost of revenue are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our Consolidated Statements of Income. Amortization of internal use software, a portion of which relates to our cost of revenue, is not included in cost of revenue but is reflected as a separate line item in our statement of income.

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

Sales and Marketing. Sales and marketing expense includes costs associated with provider and sponsor relationship management, provider and sponsor marketing, direct sales, product marketing and customer experience, public relations and printing of, and postage for, marketing materials for direct advisory relationships, including amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs.

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

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended June 30, 2012 and 2013

	Three Months Ended June 30,		Three Months Ended June 30,		Increase (Decrease)
	2012	2013	2012	2013	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	79%	84%	$35,188	$48,501	$13,313	38%
Platform	19	15	8,249	8,454	205	2
Other	2	1	849	825	(24)	(3)

Total revenue	100	100	44,286	57,780	13,494	30
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	39	39	17,309	22,546	5,237	30
Research and development	14	13	6,081	7,643	1,562	26
Sales and marketing	21	19	9,461	10,910	1,449	15
General and administrative	9	9	3,807	5,147	1,340	35
Amortization of internal use software	3	3	1,530	1,723	193	13

Total costs and expenses	86	83	38,188	47,969	9,781	26

Income from operations	14	17	6,098	9,811	3,713	61
Interest income, net	—	—	4	7	3	75

Income before income tax expense	14	17	6,102	9,818	3,716	61
Income tax expense	5	6	2,279	3,475	1,196	52

Net income	9%	11%	$3,823	$6,343	$2,520	66%

Revenue

Total revenue increased $13.5 million, or 30%, from $44.3 million for the three months ended June 30, 2012 to $57.8 million for the three months ended June 30, 2013. The increase was due primarily to growth in professional management revenue of $13.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, as well as a $0.2 million increase in platform revenue. Professional management revenue and platform revenue comprised 84% and 15%, respectively, of total revenue for the three months ended June 30, 2013.

Professional Management Revenue

Professional management revenue increased $13.3 million, or 38%, from $35.2 million for the three months ended June 30, 2012 to $48.5 million for the three months ended June 30, 2013. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $53.9 billion for the three months ended June 30, 2012 to approximately $73.9 billion for the three months ended June 30, 2013. This increase in average AUM was driven primarily by market appreciation, increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, and contributions.

Platform Revenue

Platform revenue increased $0.2 million, or 2%, from $8.2 million for the three months ended June 30, 2012 to $8.5 million for the three months ended June 30, 2013. This increase was due primarily to service availability at new sponsors.

Costs and Expenses

Costs and expenses increased $9.8 million, or 26%, from $38.2 million for the three months ended June 30, 2012 to $48.0 million for the three months ended June 30, 2013. This increase was due to a $5.2 million increase in cost of revenue, exclusive of amortization of internal use software, a $1.6 million increase in research and development expense, a $1.4 million increase in sales and marketing expense, a $1.3 million increase in general and administrative expense and a $0.2 million increase in amortization of internal use software for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Across functional areas, wages, benefits and employer payroll tax expenses increased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due primarily to headcount growth and annual compensation increases effective April 1, 2013. In addition, corporate capital equipment depreciation expense, which is included in allocated overhead expenses, increased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due primarily to purchased equipment associated with the new headquarters’ facility.

Effective January 1, 2013, employee-related expenses for a senior executive are included in general and administrative and no longer included in sales and marketing due to changes both in his responsibilities and compensation structure. This caused a significant portion of the increase in employee-related expenses in the second quarter of 2013 within general and administrative, and a corresponding offset to the increase in employee-related expense within sales and marketing.

In February 2013, the Board of Directors amended and restated the 2009 Stock Incentive Plan (the Updated Stock Incentive Plan) and approved the 2013-2017 Long-Term Incentive Program (the LTIP) thereunder. The Updated Stock Incentive Plan was subsequently approved by stockholders in May 2013. Under the LTIP, we may grant performance stock unit (PSU) awards based on objective performance criteria pre-established by the Compensation Committee of the Board of Directors. In March 2013, the Compensation Committee granted PSUs under the LTIP to certain executives, which had a fair value of $43.59 per share in May 2013. Further details on the Updated Stock Incentive Plan and the LTIP are presented in the Proxy Statement filed on April 1, 2013. We recognize non-cash stock-based compensation expense under the graded-vesting attribution method. Each PSU award consists of two vesting cliffs, with sixty percent eligible to vest on December 31, 2015 and forty percent eligible to vest on December 31, 2017. The expense associated with each vesting cliff will be straight-lined over its respective period beginning in May 2013, which will result in greater amounts of non-cash stock-based compensation expense recognized in earlier periods of the grants with declining amounts recognized in later periods. Depending on performance against the target metrics, vesting will be between 0% and 140% of target value for each of the vesting cliffs and the expense will be reviewed and adjusted based on forecasts at the end of each balance sheet period. Assuming 100% achievement against the objective performance criteria, the total expense value of these PSUs would be approximately $13.2 million as of the grant date, net of estimated forfeitures. The LTIP stock-based compensation expense is in addition to the amortization of both previously and subsequently granted stock awards, including other awards expected to be granted, utilizing the graded-vesting attribution method. We plan to continue to grant equity awards to certain of our existing employees, new employees and board members.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $5.2 million, or 30%, from $17.3 million for the three months ended June 30, 2012 to $22.5 million for the three months ended June 30, 2013. This increase was due primarily to an increase of $3.9 million in fees paid to plan providers for connectivity to plan and plan participant data for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, which was due primarily to an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones. In addition, there was an increase of $0.6 million in wages, benefits and employer payroll tax expenses. There was also an increase in printed member materials and printed marketing materials expense for subadvisory relationships of $0.4 million as subadvisory participant campaign volume was higher for the three months ended June 30, 2013. Allocated overhead expenses, including rent and depreciation expenses, increased $0.3 million. As a percentage of revenue, cost of revenue remained constant at 39% for both the three months ended June 30, 2012 and 2013. We do not currently expect any additional AUM-based milestones to significantly affect data connectivity fees in future periods.

Research and Development

Research and development expense increased $1.6 million, or 26%, from $6.1 million for the three months ended June 30, 2012 to $7.6 million for the three months ended June 30, 2013. There was an increase in wages, benefits and payroll tax expenses of $0.6 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. There was also an increase of $0.3 million in cash incentive compensation expense due primarily to annual compensation increases and marginally higher expected performance against metrics compared to the three months ended June 30, 2012, as well as an increase of $0.2 million in non-cash stock-based compensation expense due primarily to the commencement of the non-cash LTIP expense. In addition, there was a $0.2 million increase in consulting expense, a $0.1 million increase in allocated overhead expenses, including rent and depreciation expense, and a $0.1 million decrease in the amount of internal use software capitalized. Other expenses, such as hardware and software maintenance, also increased by $0.1 million. As a percentage of revenue, research and development expense decreased from 14% for the three months ended June 30, 2012 to 13% for the three months ended June 30, 2013. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $1.4 million, or 15%, from $9.5 million for the three months ended June 30, 2012 to $10.9 million for the three months ended June 30, 2013. There was a $0.8 million increase in wages, benefits and payroll tax expenses, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. There was also an increase of $0.2 million in non-cash stock-based compensation expense due primarily to the commencement of the non-cash LTIP expense and an increase in other employee related expenses of $0.1 million. In addition, there was a $0.3 million increase in general marketing programs as spending related primarily to marketing events increased, a $0.2 million increase in allocated overhead expenses, including rent and depreciation, and a $0.1 million increase in advisory printed enrollment materials expense as amortization of direct response advertising increased. These increases were offset by a $0.3 million decrease in consulting expense due to higher spending for the three months ended June 30, 2012 due to a customer experience design project. As a percentage of revenue, sales and marketing expense decreased from 21% for the three months ended June 30, 2012 to 19% for the three months ended June 30, 2013. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

General and Administrative

General and administrative expense increased $1.3 million, or 35%, from $3.8 million for the three months ended June 30, 2012 to $5.1 million for the three months ended June 30, 2013. There was a $0.3 million increase in wages, benefits and payroll tax expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. In addition, non-cash stock-based compensation expense increased $0.4 million due primarily to the commencement of the non-cash LTIP expense and cash incentive compensation expense increased by $0.2 million due primarily to increased headcount, annual compensation increases and marginally higher performance against metrics compared to the three months ended June 30, 2012. Professional services expenses increased $0.2 million, consulting expenses increased $0.1 million and equipment expense increased $0.1 million. As a percentage of revenue, general and administrative expense remained constant at 9% for both the three months ended June 30, 2012 and 2013.

Amortization of Internal Use Software

Amortization of internal use software increased $0.2 million, or 13%, from $1.5 million for the three months ended June 30, 2012 to $1.7 million for the three months ended June 30, 2013 due to the amortization of higher capitalized costs caused by an increase in development hours required for recently completed projects compared to projects in prior years.

Income Taxes

Income tax expense increased from $2.3 million for the three months ended June 30, 2012 to $3.5 million for the three months ended June 30, 2013 due to an increase in taxable income. Our effective tax rates were 37% and 35% for the three months ended June 30, 2012 and 2013, respectively. The decrease in the effective tax rate was due primarily to the reinstatement of the federal research and development credit as well as an increase in disqualifying stock dispositions during the three months ended June 30, 2013. We would expect to see an effective tax rate of approximately 38%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of June 30, 2013, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize our federal deferred tax assets and to partially realize our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $1.4 million as of June 30, 2013 relating to net operating losses for the State of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

Comparison of Six Months Ended June 30, 2012 and 2013

	Six Months Ended June 30,		Six Months Ended June 30,		Increase (Decrease)
	2012	2013	2012	2013	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	79%	84%	$68,057	$93,955	$25,898	38%
Platform	19	15	16,511	16,503	(8)	(0)
Other	2	1	1,429	1,187	(242)	(17)

Total revenue	100	100	85,997	111,645	25,648	30
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	38	38	32,625	42,474	9,849	30
Research and development	14	14	12,220	15,267	3,047	25
Sales and marketing	22	19	18,720	21,263	2,543	14
General and administrative	9	9	7,618	9,965	2,347	31
Amortization of internal use software	3	3	3,002	3,360	358	12

Total costs and expenses	86	83	74,185	92,329	18,144	24

Income from operations	14	17	11,812	19,316	7,504	64
Interest income, net	—	—	4	10	6	150

Income before income tax expense	14	17	11,816	19,326	7,510	64
Income tax expense	5	6	4,481	6,791	2,310	52

Net income	9%	11%	$7,335	$12,535	$5,200	71%

Revenue

Total revenue increased $25.6 million, or 30%, from $86.0 million for the six months ended June 30, 2012 to $111.6 million for the six months ended June 30, 2013. The increase was due primarily to growth in professional management revenue of $25.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, offset by a $0.2 million decrease in other revenue. Professional management revenue and platform revenue comprised 84% and 15%, respectively, of total revenue for the six months ended June 30, 2013.

Professional Management Revenue

Professional management revenue increased $25.9 million, or 38%, from $68.1 million for the six months ended June 30, 2012 to $94.0 million for the six months ended June 30, 2013. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $53.0 billion for the six months ended June 30, 2012 to approximately $71.5 billion for the six months ended June 30, 2013. This increase in average AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as market appreciation and contributions.

Other Revenue

Other revenue decreased $0.2 million, or 17%, from $1.4 million for the six months ended June 30, 2012 to $1.2 million for the six months ended June 30, 2013. This decrease was due primarily to a decrease in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $18.1 million, or 24%, from $74.2 million for the six months ended June 30, 2012 to $92.3 million for the six months ended June 30, 2013. This increase was due to a $9.8 million increase in cost of revenue, exclusive of amortization of internal use software, a $3.0 million increase in research and development expense, a $2.5 million increase in sales and marketing expense, a $2.3 million increase in general and administrative expense and a $0.4 million increase in amortization of internal use software for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Across functional areas, wages, benefits and employer payroll tax expenses increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due primarily to headcount growth and annual compensation increases effective April 1, 2013. In addition, corporate capital equipment depreciation expense, which is included in allocated overhead expenses, increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due primarily to purchased equipment associated with the new headquarters’ facility.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $9.8 million, or 30%, from $32.6 million for the six months ended June 30, 2012 to $42.5 million for the six months ended June 30, 2013. This increase was due primarily to an increase of $8.1 million in fees paid to plan providers for connectivity to plan and plan participant data for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones. In addition, there was an increase of $0.8 million in wages, benefits and employer payroll tax expenses. Allocated overhead expenses, including rent and depreciation expenses, increased $0.5 million. There was also an increase in printed member materials and printed marketing materials expense for subadvisory relationships of $0.1 million, a $0.1 million increase in consulting fees and a $0.2 million increase in travel and other expenses. As a percentage of revenue, cost of revenue remained constant at 38% for both the six months ended June 30, 2012 and 2013. We do not currently expect any additional AUM-based milestones to significantly affect data connectivity fees in future periods.

Research and Development

Research and development expense increased $3.0 million, or 25%, from $12.2 million for the six months ended June 30, 2012 to $15.3 million for the six months ended June 30, 2013. There was an increase in wages, benefits and payroll tax expenses of $1.1 million, an increase of $0.3 million in non-cash stock-based compensation expense and an increase of $0.3 million in cash incentive compensation for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. In addition, there was a $0.6 million increase in allocated overhead expenses, including rent and depreciation expense, and a $0.3 million decrease in the amount of internal use software capitalized. There was also an increase in consulting expense of $0.3 million and an increase in employee-related expenses, such as recruiting and training, of $0.1 million. As a percentage of revenue, research and development expense remained constant at 14% for both the six months ended June 30, 2012 and 2013.

Sales and Marketing

Sales and marketing expense increased $2.5 million, or 14%, from $18.7 million for the six months ended June 30, 2012 to $21.3 million for the six months ended June 30, 2013. There was a $1.5 million increase in wages, benefits and payroll tax expenses, for the six months ended June 30, 2013 and a $0.2 million increase in non-cash stock-based compensation expense compared to the six months ended June 30, 2012. Additionally, there was a $0.4 million increase in advisory printed enrollment materials expense as amortization of direct response advertising, a $0.5 million increase in allocated overhead expenses, including rent and depreciation, a $0.3 million increase in general marketing programs expense and a $0.2 million increase in travel and other expenses. These increases were offset by a $0.3 million decrease in cash incentive compensation expense due primarily to a senior executive whose compensation expense is now included in general and administrative expense effective January 1, 2013, as well as a $0.3 million decrease in consulting expenses due to higher spending for the six months ended June 30, 2012 due to a customer experience design project. As a percentage of revenue, sales and marketing expense decreased from 22% for the six months ended June 30, 2012 to 19% for the six months ended June 30, 2013. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

General and Administrative

General and administrative expense increased $2.3 million, or 31%, from $7.6 million for the six months ended June 30, 2012 to $10.0 million for the six months ended June 30, 2013. There was a $0.6 million increase in wages, benefits and payroll tax expense for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. In addition, non-cash stock-based compensation expense increased $0.6 million and cash incentive compensation expense increased by $0.3 million due primarily to a senior executive whose compensation expense is included in general and administrative expense effective January 1, 2013. Professional services expenses increased $0.4 million, as well as a consulting expense increase of $0.1 million. There was also a $0.2 million increase in allocated overhead expenses, including rent and depreciation expense, and a $0.1 million increase in equipment expenses. As a percentage of revenue, general and administrative expense remained constant at 9% for both the six months ended June 30, 2012 and 2013.

Amortization of Internal Use Software

Amortization of internal use software increased $0.4 million, or 12%, from $3.0 million for the six months ended June 30, 2012 to $3.4 million for the six months ended June 30, 2013 due to the amortization of higher capitalized costs caused by an increase in development hours required for recently completed projects compared to projects in prior years.

Income Taxes

Income tax expense increased from $4.5 million for the six months ended June 30, 2012 to $6.8 million for the six months ended June 30, 2013 due to an increase in taxable income. Our effective tax rates were 38% and 35% for the six months ended June 30, 2012 and 2013, respectively. The decrease in the effective tax rate was due primarily to the reinstatement of the federal research and development credit as well as an increase in disqualifying stock dispositions during the six months ended June 30, 2013.

Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA represents net income before net interest income, income tax expense (benefit), depreciation, amortization of internal use software, amortization of direct response advertising, amortization of deferred sales commissions and amortization of non-cash stock-based compensation expense. Adjusted Net Income represents net income before non-cash stock-based compensation expense, net of tax and certain other items such as the income tax benefit from the release of valuation allowances, if applicable for the period. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average of dilutive common share equivalents outstanding.

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

We also present Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as supplemental performance measures because we believe that these measures provide our Board of Directors, management and investors with additional information to measure our performance. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in income taxes, the age and book depreciation of fixed assets (affecting relative depreciation expense) and amortization of internal use software, direct response advertising and commissions, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Management also believes it is useful to exclude non-cash stock-based compensation expense from Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share because non-cash equity grants made at a certain price and point in time, as well as certain other items such as the income tax benefit from the release of valuation allowances, do not necessarily reflect how our business is performing at any particular time.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Adjusted EBITDA	2012	2013	2012	2013
	(In thousands)

Net income	$3,823	$6,343	$7,335	$12,535
Interest income, net	(4)	(7)	(4)	(10)
Income tax expense	2,279	3,475	4,481	6,791
Depreciation	609	972	1,197	1,921
Amortization of internal use software	1,429	1,612	2,807	3,145
Amortization and impairment of direct response advertising	1,222	1,491	2,302	2,970
Amortization of deferred sales commissions	436	495	898	967
Non-cash stock-based compensation	2,514	3,418	4,982	6,210

Non-GAAP Adjusted EBITDA	$12,308	$17,799	$23,998	$34,529

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Non-GAAP Adjusted Net Income and Adjusted EPS	2012	2013	2012	2013
	(In thousands, except per share amounts)

Net income	$3,823	$6,343	$7,335	$12,535
Non-cash stock-based compensation, net of tax (1)	1,554	2,113	3,079	3,838

Non-GAAP Adjusted Net Income	$5,377	$8,456	$10,414	$16,373

Non-GAAP Adjusted Earnings Per Share	$0.11	$0.16	$0.21	$0.32

Shares of common stock outstanding	46,437	49,201	46,256	48,744
Dilutive restricted stock and stock options	3,521	2,885	3,683	3,022

Non-GAAP adjusted weighted common shares outstanding	49,958	52,086	49,939	51,766

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the Comparison of Three and Six Months Ended June 30, 2012 and 2013 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next 12 months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash, cash equivalents and short-term investments on hand and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of June 30, 2013, we had total cash, cash equivalents and short term investments of $215.8 million, compared to $181.2 million as of December 31, 2012.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2012	2013
	(In thousands)

Net cash (used by) provided by operating activities	$10,787	$26,753
Net cash used in investing activities	(8,901)	(44,271)
Net cash provided by financing activities	6,527	12,067

Net increase in cash and cash equivalents	$8,413	$(5,451)
Cash and cash equivalents, end of period	$153,415	$175,780

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 increased $16.0 million compared to net cash provided by operating activities for the six months ended June 30, 2012. Operating activities for the six months ended June 30, 2013 resulted in cash provided of $26.8 million, as net income of $12.5 million and adjustments for non-cash expenses of $14.2 million, primarily related to amortization of non-cash stock-based compensation, amortization of internal use software and amortization and impairment of direct response advertising, offset by a decrease in cash related to changes in operating assets and liabilities of $0.1 million. The decrease in cash related to operating assets and liabilities was due primarily to an increase in accounts receivable driven by an increase in revenue and a decrease in accrued compensation related to 2012 cash incentive program payments, offset by an increase in accounts payable due to an increase in expenses and a decrease in deferred tax assets due to utilization. Operating activities for the six months ended June 30, 2012 resulted in cash provided of $10.8 million, as net income of $7.3 million and adjustments for non-cash expenses of $11.4 million, primarily related to amortization of non-cash stock based compensation, amortization of internal use software and amortization and impairment of direct response advertising, offset by a decrease in cash related to changes in operating assets and liabilities of $7.9 million. The decrease in cash related to operating assets and liabilities was primarily due to an increase in accounts receivable due to an increase in revenue, an increase in other assets related to receivables related to reimbursable tenant improvement allowances and a decrease in accrued compensation related to 2011 cash incentive program payments.

We incurred reduced facilities cash outflows in the first quarter of 2013, as our new headquarters’ lease provided for a 10-month free rent period. Effective April 2013, we are incurring an average of $0.2 million per month for the year ended December 31, 2013 in cash outflows associated with this lease, with escalating payments through the lease term.

Investing Activities

Net cash used in investing activities was $44.3 million for the six months ended June 30, 2013 compared to $8.9 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, cash used for the purchase of short-term investments was $40.0 million. The purchase of property and equipment decreased $4.3 million due to higher spending in 2012 related to our new headquarters’ facility. As a result, we spent $1.9 million related to capital expenditures during the six months ended June 30, 2013 compared to $6.2 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, we capitalized $2.4 million of internal use software costs compared to $2.7 million for the six months ended June 30, 2012.

Financing Activities

Net cash provided by financing activities was $12.1 million for the six months ended June 30, 2013 compared to net cash provided by financing activities of $6.5 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, we received $13.3 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $5.6 million during the six months ended June 30, 2012.

Prior to fiscal 2013, we did not pay any cash dividends on our common stock. In the second quarter of 2013, we incurred cash dividend payments of $2.4 million and have also paid a cash dividend of $2.5 million in July 2013. Based on the shares outstanding as of June 30, 2013 of 49,594,379 and assuming a $0.05 per share quarterly dividend, we would estimate dividend payments to total approximately $7.4 million for the year ended December 31, 2013, including an estimate for the third quarter dividend, declared in July 2013 by the Board of Directors and to be paid in the fourth quarter. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees that vest in mid-November 2013, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting date. Based on the fair value of our common stock as of June 28, 2013 of $45.59 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $2.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the six months ended June 30, 2013, 84% of our revenue was derived from fees based on the market value of AUM compared to 81% for the year ended December 31, 2012. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended June 30, 2013, we issued 705,202 shares of unregistered common stock for an aggregate purchase price of $4.8 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Item 6. Exhibits

Exhibit Number	Description

10.1#	Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement 2013 One-Year Vesting.

10.2#	Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement 2013 Two-Year Vesting.

10.3#	Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement Vesting December 31, 2015.

10.4#	Form of 2009 Stock Incentive Plan Stock Option Agreement Vesting December 31, 2015.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

(#)	Indicates management contract, compensatory plan or arrangement.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the Securities Act) or the Securities Exchange Act of 1934 (the Exchange Act), whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2013

FINANCIAL ENGINES, INC.

/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ Raymond J. Sims
Raymond J. Sims
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

/s/ Jeffrey C. Grace
Jeffrey C. Grace
VP, Controller and Principal Accounting Officer
(Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description

10.1#	Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement 2013 One-Year Vesting.

10.2#	Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement 2013 Two-Year Vesting.

10.3#	Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement Vesting December 31, 2015.

10.4#	Form of 2009 Stock Incentive Plan Stock Option Agreement Vesting December 31, 2015.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

(#)	Indicates management contract, compensatory plan or arrangement.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the Securities Act) or the Securities Exchange Act of 1934 (the Exchange Act), whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.