Form 10-Q
period 2013-09-30
Financial Engines, Inc.
filed 2013-11-05
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 50,408,883 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2012	September 30, 2013
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$181,231	$141,949
Short-term investments	—	90,027
Accounts receivable, net	44,627	55,289
Prepaid expenses	3,093	3,742
Deferred tax assets	15,293	20,282
Other current assets	3,647	3,011

Total current assets	247,891	314,300
Property and equipment, net	13,366	13,419
Internal use software, net	10,339	8,892
Long-term deferred tax assets	20,639	7,295
Direct response advertising, net	10,236	9,974
Other assets	4,362	3,524

Total assets	$306,833	$357,404

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,008	$18,274
Accrued compensation	12,279	11,546
Deferred revenue	7,831	7,765
Dividend payable	—	2,511
Other current liabilities	260	1,006

Total current liabilities	35,378	41,102
Long-term deferred revenue	1,166	789
Long-term deferred rent	6,653	5,943
Other liabilities	250	229

Total liabilities	43,447	48,063

Contingencies (see note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2012 and September 30, 2013; None issued and outstanding as of December 31, 2012 and September 30, 2013	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2012 and September 30, 2013; 47,915 and 50,290 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively	5	5
Additional paid-in capital	323,448	356,144
Accumulated deficit	(60,067)	(46,808)

Total stockholders’ equity	263,386	309,341

Total liabilities and stockholders’ equity	$306,833	$357,404

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(In thousands, except per share data)
Revenue:
Professional management	$39,582	$52,498	$107,639	$146,453
Platform	8,253	8,484	24,764	24,987
Other	611	1,103	2,040	2,290

Total revenue	48,446	62,085	134,443	173,730

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	18,798	24,643	51,423	67,117
Research and development	6,496	7,260	18,716	22,527
Sales and marketing	10,440	10,429	29,160	31,692
General and administrative	3,653	5,402	11,271	15,367
Amortization of internal use software	1,558	1,633	4,560	4,993

Total costs and expenses	40,945	49,367	115,130	141,696

Income from operations	7,501	12,718	19,313	32,034
Interest income (expense)	(5)	19	(1)	29
Other expense, net	—	(10)	—	(10)

Income before income taxes	7,496	12,727	19,312	32,053
Income tax expense	2,718	4,581	7,199	11,372

Net and comprehensive income	$4,778	$8,146	$12,113	$20,681

Dividends declared per share of common stock	$—	$0.05	$—	$0.15
Net income per share attributable to holders of common stock
Basic	$0.10	$0.16	$0.26	$0.42
Diluted	$0.10	$0.15	$0.24	$0.40
Shares used to compute net income per share attributable to holders of common stock
Basic	46,889	49,934	46,469	49,145
Diluted	50,194	52,677	50,026	52,074

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
	(In thousands)
Cash flows from operating activities:
Net income	$12,113	$20,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,075	2,888
Amortization of internal use software	4,263	4,679
Stock-based compensation	7,500	10,442
Amortization of deferred sales commissions	1,464	1,432
Amortization and impairment of direct response advertising	3,695	4,491
Amortization of discount on short-term investments	—	1
Provision for doubtful accounts	209	298
Loss on fixed asset disposal	4	—
Excess tax benefit associated with stock-based compensation	(1,446)	(2,822)
Changes in operating assets and liabilities:
Accounts receivable	(11,288)	(10,959)
Prepaid expenses	425	(649)
Deferred tax assets	5,470	8,354
Direct response advertising	(5,240)	(4,215)
Other assets	(2,150)	(718)
Accounts payable	6,899	6,247
Accrued compensation	(2,720)	(733)
Deferred revenue	(1,642)	(443)
Deferred rent	5,788	26
Other liabilities	3	3

Net cash provided by operating activities	25,422	39,003

Cash flows from investing activities:
Purchase of property and equipment	(10,954)	(3,065)
Capitalization of internal use software	(4,131)	(3,345)
Release of restricted cash	550	759
Purchases of short-term investments	—	(90,028)

Net cash used in investing activities	(14,535)	(95,679)

Cash flows from financing activities:
Payments on capital lease obligations	(8)	(48)
Excess tax benefit associated with stock-based compensation	1,446	2,822
Proceeds from issuance of common stock, net of offering costs	9,055	19,531
Cash dividend payments	—	(4,911)

Net cash provided by financing activities	10,493	17,394

Net increase (decrease) in cash and cash equivalents	21,380	(39,282)
Cash and cash equivalents, beginning of period	145,002	181,231

Cash and cash equivalents, end of period	$166,382	$141,949

Supplemental cash flows information:
Income taxes paid, net of refunds	$185	$506
Interest paid	$6	$7
Non-cash operating, investing and financing activities:
Purchase of property and equipment under capital lease	$223	$34
Unpaid purchases of property and equipment	$631	$477
Capitalized stock-based compensation for internal use software	$267	$202
Capitalized stock-based compensation for direct response advertising	$46	$54

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Organization and Description of the Business

The Company

Financial Engines, Inc. (the Company or Financial Engines) was incorporated on May 13, 1996 under the laws of the State of California and is headquartered in Sunnyvale, California. In February 2010, the Company was reincorporated under the laws of the State of Delaware.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2012 and September 30, 2013, the Company’s Statements of Income for the three and nine months ended September 30, 2012 and 2013 and the Company’s Statements of Cash Flows for the nine months ended September 30, 2012 and 2013. The results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Short-term Investments

Short-term investments consist of U.S. Treasury securities. The Company classifies its short-term investments as held-to-maturity as the Company has the positive intent and ability to hold to maturity and such investments are carried at amortized cost. The Company evaluates the investments periodically for possible other-than-temporary impairment. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value, and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of the following:

	December 31, 2012	September 30, 2013
	(In thousands)
Cash	$2,558	$8,303
Money market fund	178,673	133,646

Total cash and cash equivalents	$181,231	$141,949

As of September 30, 2013, the Company’s bank removed the collateral requirements associated with the letters of credit related to the Company’s operating facilities, resulting in $0.8 million reclassified from restricted cash to cash equivalents.

NOTE 4 — Short-Term Investments

The Company considers all investments purchased with an original remaining maturity of between three and twelve months at the date of purchase to be short-term investments. The U.S. Treasury securities are classified as held-to-maturity. A reconciliation between amortized cost and fair value of short-term investments is as follows:

September 30, 2013
(In thousands)
U.S. Treasury Securities:
Amortized cost	$90,027
Gross unrecognized gains	23
Gross unrecognized losses	—

Fair Value	$90,050

NOTE 5 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value, which approximates their carrying value due to the short period of time to maturity, and reports its investments in U.S. Treasury securities at amortized cost at each reporting period. There have been no changes in the Company’s valuation techniques during the nine months ended September 30, 2013. The Company began purchasing six-month and twelve–month U.S. Treasury securities in May 2013. The U.S. Treasury securities have maturity dates through May 2014. Both the money market funds and U.S. Treasury securities are classified as Level 1.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2012				As of September 30, 2013
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds (4)	$179,433	$179,433	$—	$—	$133,646	$133,646	$—	$—
US Treasury Securities	$—	$—	$—	$—	$90,050	$90,050	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
(4)	Included in the December 31, 2012 money market fund balance is $0.8 million of long-term restricted cash, which is classified in other assets in the accompanying Condensed Consolidated Balance Sheet, and was being held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts. As of September 30, 2013, the Company’s bank removed the collateral requirements associated with letters of credit related to the Company’s operating facilities.

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

Significant customer information is as follows:

	December 31, 2012	September 30, 2013
Percentage of accounts receivable:
JPMorgan	15%	16%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Percentage of revenue:
JPMorgan	13%	12%	13%	12%

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(In thousands)
Stock-based compensation:
Cost of revenue	$330	$445	$896	$1,081
Research and development	542	977	1,624	2,381
Sales and marketing	657	1,039	1,941	2,563
General and administrative	887	1,672	2,742	4,103
Amortization of internal use software	102	99	297	314

Total stock-based compensation	$2,518	$4,232	$7,500	$10,442

For the three months ended September 30, 2013, the Company included a dividend yield of 0.3% in their Black-Scholes option pricing model to reflect the anticipated dividends to be paid over the expected term of the awards.

Cash Dividends

Prior to fiscal 2013, the Company did not declare or pay any cash dividends on its common stock. In February 2013, May 2013, July 2013 and October 2013, the Board of Directors declared quarterly cash dividends in the amount of $0.05 per share of common stock outstanding. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of September 30, 2013, the Company had a dividend payable balance of $2.5 million, which was paid to stockholders in October 2013.

2009 Stock Incentive Plan

In February 2013, the Board of Directors amended and restated the Amended and Restated 2009 Stock Incentive Plan (the Updated Stock Incentive Plan) and approved the 2013-2017 Long-Term Incentive Program (the LTIP) thereunder. The Updated Stock Incentive Plan was subsequently approved by stockholders in May 2013. Under the LTIP, the Company may grant performance stock unit (PSU) awards based on objective performance criteria pre-established by the Compensation Committee of the Board of Directors. In March 2013, the Compensation Committee granted PSUs under the LTIP to certain executives, which had a fair value of $43.59 per share in May 2013. Assuming 100% achievement against the objective performance criteria and no cancellations, the Company would issue 414,300 PSUs over the term of this LTIP. Further details on the Updated Stock Incentive Plan and the LTIP are presented in the Proxy Statement filed on April 1, 2013. The Company recognizes non-cash stock-based compensation expense under the graded-vesting attribution method. Each PSU award consists of two vesting cliffs, with sixty percent eligible to vest on December 31, 2015 and forty percent eligible to vest on December 31, 2017. The expense associated with each vesting cliff will be straight-lined over its respective period beginning in May 2013, which will result in greater amounts of non-cash stock-based compensation expense recognized in earlier periods of the grants with declining amounts recognized in later periods. Depending on performance against the target metrics, vesting will be between 0% and 140% of target value for each of the vesting cliffs and the expense will be reviewed and adjusted based on forecasts at the end of each balance sheet period. Assuming 100% achievement against the objective performance criteria, the total expense value of these PSUs would be approximately $13.2 million as of the grant date, net of estimated forfeitures.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$4,778	$8,146	$12,113	$20,681

Denominator (basic):
Weighted average common shares outstanding	46,889	49,934	46,469	49,145

Denominator (diluted):
Net weighted average common shares outstanding	46,889	49,934	46,469	49,145
Dilutive stock options outstanding	3,188	2,470	3,477	2,705
Dilutive unvested restricted stock units	117	273	80	224

Net weighted average common shares outstanding	50,194	52,677	50,026	52,074

Net income per share:
Basic	$0.10	$0.16	$0.26	$0.42
Diluted	$0.10	$0.15	$0.24	$0.40

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(In thousands)
Stock options outstanding	1,231	175	1,112	325
Restricted stock units outstanding	—	—	—	11
Performance stock units outstanding	—	102	—	47

Total anti-dilutive shares outstanding	1,231	277	1,112	383

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — Income Taxes

The Company recorded an income tax provision of $2.7 million and $4.6 million for the three months ended September 30, 2012 and 2013, respectively, and an income tax provision of $7.2 million and $11.4 million for the nine months ended September 30, 2012 and 2013, respectively. The Company’s effective tax rate was 37% and 35% for the nine months ended September 30, 2012 and 2013, respectively. The decrease in the Company’s effective tax rate was due primarily to the reinstatement of the federal research and development credit as well as an increase in disqualifying stock dispositions during the nine months ended September 30, 2013.

As of December 31, 2012, the Company continues to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize its federal deferred tax assets and to partially realize its State of California deferred tax assets in future periods. The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. The Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $1.4 million as of December 31, 2012 relating to net operating losses for the State of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open due to loss carryforwards and may be subject to examination in one or more jurisdictions. The Company has undergone a federal tax examination for fiscal years 2006 and 2007 and the results did not have a material impact on its financial condition and results of operations. As of September 30, 2013, there are no on-going tax audits in any significant tax jurisdictions.

At December 31, 2012, the Company had net operating loss carryforwards for federal purposes of approximately $151.8 million that expire at varying dates through 2031. As of December 31, 2012 and September 30, 2013, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.7 million and $6.8 million, respectively. The balance of the gross unrecognized tax benefits is not expected to materially change in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the nine months ended September 30, 2012 and 2013, the accrued interest and penalties were immaterial.

NOTE 9 — Commitments and Contingencies

Commitments

In August 2013, the Company entered into an operating lease amendment for their Phoenix facility totaling $3.4 million in future minimum payments through January 2020. The Company has a right of first refusal with respect to any available space located on the 2nd floor of the building. The new operating lease contract included a tenant improvement allowance of approximately $0.9 million, which had not been drawn upon as of September 30, 2013.

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

Overview

We are a leading provider of independent, technology-enabled portfolio management, investment advice and retirement income services primarily to participants in employer-sponsored defined contribution retirement plans, such as 401(k) plans. We use our proprietary advice technology platform to provide our services to millions of investors on a cost-efficient basis. Our business model is based primarily on workplace delivery of our services, where we target three key constituencies in the retirement plan market: plan participants, plan sponsors and plan providers. We help investors plan for retirement by offering personalized plans for saving and investing, as well as providing assessments of retirement income needs and readiness, regardless of personal wealth or investment account size.

Revenue

We generate revenue primarily from management fees on Assets Under Management (AUM), as well as from platform fees, by providing portfolio management services, investment advice and retirement income services primarily to plan participants of employer-sponsored retirement plans. We maintain two types of relationships with retirement plan providers. In direct advisory relationships, we are the primary advisor and a plan fiduciary. In subadvisory relationships, the plan provider (or its affiliate) is the primary advisor and plan fiduciary, and we act in a subadvisory capacity.

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

Pursuant to the contracts with our members, we calculate our member fees based on the asset amounts in data files as received directly from the plan providers, with no judgments or estimates on our part. None of our member fees are based on investment performance or other incentive arrangements. Our fees generally are based on AUM, which is influenced by market performance. Our fees are not based on a share of the capital gains or appreciation in a member’s account. In some cases, our member fees or the applicable fee schedule may adjust downward based on overall participant or AUM enrollment performance milestones over time. Our member fees are determined by the value of the assets in the member’s account at the specified dates and are recognized as the services are performed.

In order to encourage enrollment into our Professional Management service, we use a variety of promotional and communication campaign techniques, some of which can potentially impact the amount of revenue recognized, the timing of revenue recognition or both. Historically, we have seen a general preference from plan sponsors to commence campaigns in the second and third quarters of the year and we expect this trend to continue. We would generally expect our professional management revenue to continue to increase as a percentage of overall revenue, which will cause our revenue to become increasingly more sensitive to market performance.

Enrollment Metrics

We measure enrollment in our Professional Management service by members as a percentage of eligible plan participants and by AUM as a percentage of Assets Under Contract (AUC), in each case across all plans where the Professional Management service is available for enrollment, including plans where enrollment campaigns are not yet concluded or have not commenced.

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

As of September 30, 2013, we had approximately $752 billion of AUC and 7.7 million eligible plan participants in plans for which the Professional Management service is available, which includes approximately $81 billion of AUC and 828,000 eligible plan participants in plans at 45 plan sponsors for which Income+ has been made available to participants.

As of September 30, 2013, we had 104 Income+ plan sponsor contracts, including the aforementioned 45 plan sponsors where Income+ has been made available to participants and 59 plan sponsors for which the service has not yet been made available, representing a total of approximately $182 billion of retirement assets and 1.9 million participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
All plans as of September 30, 2013
Professional Management available	9.7%	10.9%
Professional Management available 14 months or more	11.2%	12.3%
Professional Management available 26 months or more	11.9%	13.0%

(1)	We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of September 30, 2013, we performed a calculation to estimate the marked-to-market asset enrollment rate as of September 30, 2013, which we believe was approximately 10.9% where Professional Management is available, approximately 12.2% where Professional Management has been available for 14 months or more and approximately 12.9% where Professional Management has been available for 26 months or more.

As of September 30, 2013, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	3%
Bonds	24%
Domestic Equity	47%
International Equity	26%

Total	100%

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

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q4’12	Q1’13	Q2’13	Q3’13
	(In billions)
AUM, beginning of period	$61.5	$63.9	$70.8	$74.3
New Enrollment(1)	3.8	3.1	4.7	4.8
Voluntary Cancellations(2)	(1.4)	(1.2)	(1.2)	(1.5)
Involuntary Cancellations(3)	(1.3)	(0.8)	(1.0)	(1.3)
Contributions(4)	1.2	1.3	1.3	1.4
Market Movement and Other(5)	0.1	4.5	(0.3)	4.3

AUM, end of period	$63.9	$70.8	$74.3	$82.0

(1)	The aggregate amount of assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the period. We receive 401(k) account balances for each member at least weekly, including 401(k) account balances for new members. Accordingly, we are able to capture the 401(k) account balances within a week of enrollment for any given new member.
(2)	The aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period. Members may cancel at any time without any requirement to provide advance notice. Our quarter-end AUM excludes the assets of any account cancelled by a member prior to the end of the last day of the quarter. We can quantify this amount for any period by retrieving the account value from the last file received during the week prior to cancellation.
(3)	The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. Involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between October 1, 2013 and October 31, 2013 would cause the AUM that was reported as of September 30, 2013 to be reduced by 0.01%.
(4)	Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 86-91% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM. The data presented in the table above differs from data provided in filings prior to September 30, 2012, as the previously reported contributions data represented only that subset of members for whom we received salary data.
(5)	Other factors affecting assets under management include estimated market movement, plan administrative fees, participant loans and hardship withdrawals, and timing differences. We cannot separately quantify the impact of the other factors contained in this line item as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement. We would expect that market movement would typically represent the most substantial portion of this line item in a given quarter.

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

Platform

We derive platform revenue from recurring, subscription-based fees for access to either our full suite of services, including Professional Management, Online Advice service, and Retirement Evaluation, or to our legacy Online Advice service only, and to a lesser extent, from setup fees. Online Advice is a nondiscretionary Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the employer sponsored retirement plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over seven years.

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

General and Administrative. General and administrative expense includes costs for finance, accounting, legal, compliance and administration. Costs in this area include employee compensation and related expenses and fees for consulting and professional services. We have incurred and we expect that we will continue to incur expenses as a result of becoming a public company for, among other things, SEC reporting and compliance, including compliance with the Sarbanes-Oxley Act of 2002, director compensation, insurance, and other similar expenses.

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

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended September 30, 2012 and 2013

	Three Months Ended September 30,		Three Months Ended September 30,		Increase (Decrease)
	2012	2013	2012	2013	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	82%	84%	$39,582	$52,498	$12,916	33%
Platform	17	14	8,253	8,484	231	3
Other	1	2	611	1,103	492	81

Total revenue	100	100	48,446	62,085	13,639	28
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	39	40	18,798	24,643	5,845	31
Research and development	13	12	6,496	7,260	764	12
Sales and marketing	22	17	10,440	10,429	(11)	—
General and administrative	8	9	3,653	5,402	1,749	48
Amortization of internal use software	3	2	1,558	1,633	75	5

Total costs and expenses	85	80	40,945	49,367	8,422	21

Income from operations	15	20	7,501	12,718	5,217	70
Interest income (expense)	—	—	(5)	19	24	n/a
Other expense, net	—	—	—	(10)	(10)	n/a

Income before income tax expense	15	20	7,496	12,727	5,231	70
Income tax expense	5	7	2,718	4,581	1,863	69

Net income	10%	13%	$4,778	$8,146	$3,368	70%

Revenue

Total revenue increased $13.6 million, or 28%, from $48.4 million for the three months ended September 30, 2012 to $62.1 million for the three months ended September 30, 2013. The increase was due primarily to growth in professional management revenue of $12.9 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, as well as a $0.2 million increase in platform revenue and a $0.5 million increase in other revenue. Professional management revenue and platform revenue comprised 84% and 14%, respectively, of total revenue for the three months ended September 30, 2013.

Professional Management Revenue

Professional management revenue increased $12.9 million, or 33%, from $39.6 million for the three months ended September 30, 2012 to $52.5 million for the three months ended September 30, 2013. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $59.2 billion for the three months ended September 30, 2012 to approximately $79.6 billion for the three months ended September 30, 2013. This increase in average AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as market appreciation and contributions.

Platform Revenue

Platform revenue increased $0.2 million, or 3%, from $8.3 million for the three months ended September 30, 2012 to $8.5 million for the three months ended September 30, 2013. This increase was due primarily to service availability at new sponsors.

Other Revenue

Other revenue increased $0.5 million, or 81%, from $0.6 million for the three months ended September 30, 2012 to $1.1 million for the three months ended September 30, 2013. This increase was due primarily to an increase in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $8.4 million, or 21%, from $40.9 million for the three months ended September 30, 2012 to $49.4 million for the three months ended September 30, 2013. This increase was due to a $5.8 million increase in cost of revenue, exclusive of amortization of internal use software, a $0.8 million increase in research and development expense, a $1.7 million increase in general and administrative expense and a $0.1 million increase in amortization of internal use software for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Across functional areas, wages, benefits and employer payroll tax expenses increased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due primarily to headcount growth and annual compensation increases effective April 1, 2013. Non-cash stock-based compensation expense increased due primarily to equity awards granted in November 2012 included in stock-based compensation expense for the three months ended September 30, 2013, as well as incurring a full quarter of expense associated with the 2013-2017 Long Term Incentive Program (LTIP) in the three months ended September 30, 2013, which we began expensing in May 2013.

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

In February 2013, the Board of Directors amended and restated the 2009 Stock Incentive Plan (the Updated Stock Incentive Plan) and approved the LTIP thereunder. The Updated Stock Incentive Plan was subsequently approved by stockholders in May 2013. Under the LTIP, we may grant performance stock unit (PSU) awards based on objective performance criteria pre-established by the Compensation Committee of the Board of Directors. In March 2013, the Compensation Committee granted PSUs under the LTIP to certain executives, which had a fair value of $43.59 per share in May 2013. Further details on the Updated Stock Incentive Plan and the LTIP are presented in the Proxy Statement filed on April 1, 2013. We recognize non-cash stock-based compensation expense under the graded-vesting attribution method. Each PSU award consists of two vesting cliffs, with sixty percent eligible to vest on December 31, 2015 and forty percent eligible to vest on December 31, 2017. The expense associated with each vesting cliff will be straight-lined over its respective period beginning in May 2013, which will result in greater amounts of non-cash stock-based compensation expense recognized in earlier periods of the grants with declining amounts recognized in later periods. Depending on performance against the target metrics, vesting will be between 0% and 140% of target value for each of the vesting cliffs and the expense will be reviewed and adjusted based on forecasts at the end of each balance sheet period. Assuming 100% achievement against the objective performance criteria, the total expense value of these PSUs would be approximately $13.2 million as of the grant date, net of estimated forfeitures. The LTIP stock-based compensation expense is in addition to the amortization of both previously and subsequently granted stock awards, including other awards expected to be granted, utilizing the graded-vesting attribution method. We plan to continue to grant equity awards to certain of our existing employees, new employees and board members.

We currently anticipate issuing equity awards with an aggregate estimated expense value between $7.5 million and $8.0 million to certain of our existing non-executive employees in mid-November 2013. We will account for these equity awards over a four-year vesting period utilizing an accelerated graded vesting method.

In August 2013, we entered into a new facilities operating lease amendment for our Phoenix facility with $3.4 million in total future minimum payments through January 2020. We do not expect this new lease amendment to materially increase future rent expense.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $5.8 million, or 31%, from $18.8 million for the three months ended September 30, 2012 to $24.6 million for the three months ended September 30, 2013. This increase was due primarily to an increase of $3.9 million in fees paid to plan providers for connectivity to plan and plan participant data for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, which was due primarily to an increase in professional management revenue and to a lesser extent to contractual increases in plan provider fees as a result of achieving certain AUM milestones. In addition, there was an increase of $0.8 million in wages, benefits, employer payroll tax and allocated human resources expenses. Cash incentive compensation expense increased $0.2 million and non-cash stock-based compensation expense increased $0.1 million. There was also an increase in printed member materials and printed marketing materials expense for subadvisory relationships of $0.7 million, as subadvisory participant campaign volume was higher for the three months ended September 30, 2013. Travel and other expenses increased by $0.1 million. As a percentage of revenue, cost of revenue increased from 39% for the three months ended September 30, 2012 to 40% for the three months ended September 30, 2013. The increase as a percentage of revenue was due primarily to data connectivity fees expense increasing at a faster rate than revenue during the same period as a result of the achievement of an AUM based milestone in early 2013 as well as a shift in the mix of plan providers as our services became available at new sponsors.

Research and Development

Research and development expense increased $0.8 million, or 12%, from $6.5 million for the three months ended September 30, 2012 to $7.3 million for the three months ended September 30, 2013. There was a $0.5 million decrease in the amount of internal use software capitalized as more developer hours were dedicated to updating and maintaining existing core services for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. In addition, non-cash stock-based compensation expenses increased $0.4 million and cash incentive compensation, consulting and other equipment expenses increased by a total of $0.2 million. These increases were offset by a $0.3 million decrease in facilities–related overhead expenses, including rent and depreciation, as headcount slightly decreased between the comparable periods. As a percentage of revenue, research and development expense decreased from 13% for the three months ended September 30, 2012 to 12% for the three months ended September 30, 2013. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related and facilities-related allocated overhead expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense remained constant at $10.4 million for both the three months ended September 30, 2012 and 2013. There was a $0.4 million increase in non-cash stock-based compensation expense and a $0.3 million increase in wages, benefits, employer payroll tax and allocated human resources expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. In addition, there was a $0.1 million increase in general marketing program expenses and a $0.1 million increase in commission amortization expense, as well as a $0.1 million in other expenses. These increases were offset by a $0.5 million decrease in consulting expense due to higher spending for the three months ended September 30, 2012 as a result of a customer experience design project, a $0.4 million decrease in cash incentive compensation expense as a result of a senior executive’s compensation expense included in general and administrative expense effective January 1, 2013 and a small number of employee terminations. There was also a $0.1 million decrease in facilities-related allocated overhead expenses. As a percentage of revenue, sales and marketing expense decreased from 22% for the three months ended September 30, 2012 to 17% for the three months ended September 30, 2013. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related and consulting expenses relative to the increase in revenue during the same period.

General and Administrative

General and administrative expense increased $1.7 million, or 48%, from $3.7 million for the three months ended September 30, 2012 to $5.4 million for the three months ended September 30, 2013. There was a $0.8 million increase in non-cash stock-based compensation expense due primarily to expenses associated with the LTIP, which we began expensing in May 2013. In addition, there was a $0.4 million increase in wages, benefits, employer payroll tax and allocated human resource expense and a $0.1 million increase in cash incentive compensation expense for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Facilities-related allocated overhead expenses, including rent and depreciation, increased $0.3 million and consulting expenses increased $0.1 million. As a percentage of revenue, general and administrative expense increased from 8% for the three months ended September 30, 2012 to 9% for the three months ended September 30, 2013. The increase as a percentage of revenue was primarily due to non-cash stock-based compensation expenses increasing at a faster rate than revenue during the same period.

Amortization of Internal Use Software

Amortization of internal use software increased $0.1 million, or 5%, from $1.6 million for the three months ended September 30, 2012 to $1.6 million for the three months ended September 30, 2013 due to the amortization of historically higher capitalized costs.

Income Taxes

Income tax expense increased from $2.7 million for the three months ended September 30, 2012 to $4.6 million for the three months ended September 30, 2013 due to an increase in taxable income. Our effective tax rate was 36% for both the three months ended September 30, 2012 and 2013. We would expect to see an effective tax rate of approximately 38%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of September 30, 2013, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize our federal deferred tax assets and to partially realize our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $1.4 million as of September 30, 2013 relating to net operating losses for the State of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

Comparison of Nine Months Ended September 30, 2012 and 2013

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase (Decrease)
	2012	2013	2012	2013	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	80%	84%	$107,639	$146,453	$38,814	36%
Platform	18	15	24,764	24,987	223	1
Other	2	1	2,040	2,290	250	12

Total revenue	100	100	134,443	173,730	39,287	29
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	38	39	51,423	67,117	15,694	31
Research and development	14	13	18,716	22,527	3,811	20
Sales and marketing	22	18	29,160	31,692	2,532	9
General and administrative	8	9	11,271	15,367	4,096	36
Amortization of internal use software	4	3	4,560	4,993	433	10

Total costs and expenses	86	82	115,130	141,696	26,566	23

Income from operations	14	18	19,313	32,034	12,721	66
Interest income (expense)	—	—	(1)	29	30	n/a
Other expense, net	—	—	—	(10)	(10)	n/a

Income before income tax expense	14	18	19,312	32,053	12,741	66
Income tax expense	5	7	7,199	11,372	4,173	58

Net income	9%	12%	$12,113	$20,681	$8,568	71%

Revenue

Total revenue increased $39.3 million, or 29%, from $134.4 million for the nine months ended September 30, 2012 to $173.7 million for the nine months ended September 30, 2013. The increase was due primarily to growth in professional management revenue of $38.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, as well as a $0.2 million increase in platform revenue and a $0.3 million increase in other revenue. Professional management revenue and platform revenue comprised 84% and 15%, respectively, of total revenue for the nine months ended September 30, 2013.

Professional Management Revenue

Professional management revenue increased $38.8 million, or 36%, from $107.6 million for the nine months ended September 30, 2012 to $146.5 million for the nine months ended September 30, 2013. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $55.1 billion for the nine months ended September 30, 2012 to approximately $74.3 billion for the nine months ended September 30, 2013. This increase in average AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, as well as market appreciation and contributions.

Platform Revenue

Platform revenue increased $0.2 million, or 1%, from $24.8 million for the nine months ended September 30, 2012 to $25.0 million for the nine months ended September 30, 2013. This increase was due primarily to service availability at new sponsors.

Other Revenue

Other revenue increased $0.3 million, or 12%, from $2.0 million for the nine months ended September 30, 2012 to $2.3 million for the nine months ended September 30, 2013. This increase was due primarily to an increase in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $26.6 million, or 23%, from $115.1 million for the nine months ended September 30, 2012 to $141.7 million for the nine months ended September 30, 2013. This increase was due to a $15.7 million increase in cost of revenue, exclusive of amortization of internal use software, a $3.8 million increase in research and development expense, a $2.5 million increase in sales and marketing expense, a $4.1 million increase in general and administrative expense and a $0.4 million increase in amortization of internal use software for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Across functional areas, wages, benefits and employer payroll tax expenses increased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due primarily to headcount growth and annual compensation increases effective April 1, 2013. Non-cash stock-based compensation expense increased due primarily to equity awards granted in November 2012 included in stock-based compensation expense for the nine months ended September 30, 2013, as well as incurring approximately five months of expense associated with the LTIP for the nine months ended September 30, 2013.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $15.7 million, or 31%, from $51.4 million for the nine months ended September 30, 2012 to $67.1 million for the nine months ended September 30, 2013. This increase was due primarily to an increase of $12.0 million in fees paid to plan providers for connectivity to plan and plan participant data for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, which was due primarily to an increase in professional management revenue, and to a lesser extent to contractual increases in plan provider fees as a result of achieving certain AUM milestones. In addition, there was a $1.8 million increase in wages, benefits, employer payroll tax and allocated human resources expenses, and a $0.3 million increase in cash incentive compensation expense due primarily to increased headcount and marginally higher performance against metrics. There was also a $0.2 million increase in non-cash stock-based compensation expense and a $0.2 million increase in facilities-related allocated overhead expenses, including rent and depreciation, due primarily to the new headquarters’ facility. Additionally, there was a $0.9 million increase in printed member materials and printed marketing materials expense for subadvisory relationships as volume increased, a $0.1 million increase in travel expenses and a $0.2 million increase in consulting and other expenses. As a percentage of revenue, cost of revenue increased from 38% for the nine months ended September 30, 2012 to 39% for the nine months ended September 30, 2013. The increase as a percentage of revenue was due primarily to data connectivity fees expense increasing at a faster rate than revenue during the period as a result of a shift in the mix of plan providers as a result of service availability at new sponsors and the achievement of an AUM based milestone in early 2013.

Research and Development

Research and development expense increased $3.8 million, or 20%, from $18.7 million for the nine months ended September 30, 2012 to $22.5 million for the nine months ended September 30, 2013. There was a $1.1 million increase in wages, benefits, employer payroll tax and allocated human resource expenses, and a $0.7 million increase in non-cash stock-based compensation expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. There was also an increase of $0.4 million in cash incentive compensation due primarily to annual compensation increases and marginally higher performance against metrics. In addition, there was a $0.8 million decrease in the amount of internal use software capitalized as more developer hours were dedicated to updating and maintaining existing core services for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, and a $0.1 million increase in facilities-related allocated overhead expenses, including rent and depreciation expense. There was also a $0.4 million increase in consulting expense, a $0.2 million increase in other employee-related expenses, such as recruiting and training, and a $0.1 million increase in other expenses. As a percentage of revenue, research and development expense decreased from 14% for the nine months ended September 30, 2012 to 13% for the nine months ended September 30, 2013. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related and facilities-related allocated overhead expenses relative to the increase in revenue during the period.

Sales and Marketing

Sales and marketing expense increased $2.5 million, or 9%, from $29.2 million for the nine months ended September 30, 2012 to $31.7 million for the nine months ended September 30, 2013. There was a $2.0 million increase in wages, benefits, employer payroll tax expense and allocated human resources expenses, a $0.6 million increase in non-cash stock-based compensation expense and a $0.1 million increase in commission amortization expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Additionally, there was a $0.4 million increase in advisory printed enrollment materials expense as direct response advertising capitalization decreased and amortization increased. There was also a $0.4 million increase in general marketing programs expense, a $0.2 million increase in facilities-related allocated overhead expenses, including rent and depreciation, and a $0.2 million increase in travel and other expenses. These increases were offset by a $0.7 million decrease in cash incentive compensation expense due primarily to a senior executive whose compensation expense is now included in general and administrative expense effective January 1, 2013, as well as a $0.7 million decrease in consulting expenses due to higher spending for the nine months ended September 30, 2012 related to a customer experience design project. As a percentage of revenue, sales and marketing expense decreased from 22% for the nine months ended September 30, 2012 to 18% for the nine months ended September 30, 2013. The decrease as a percentage of revenue was primarily due to a slower increase in employee-related and consulting expenses relative to the increase in revenue during the same period.

General and Administrative

General and administrative expense increased $4.1 million, or 36%, from $11.3 million for the nine months ended September 30, 2012 to $15.4 million for the nine months ended September 30, 2013. There was a $1.3 million increase in non-cash stock based compensation expense, a $1.1 million increase in wages, benefits, employer payroll tax and allocated human resource expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. In addition, cash incentive compensation expense increased by $0.5 million due primarily to a senior executive whose compensation expense is included in general and administrative expense effective January 1, 2013. There was also a $0.3 million increase in professional services expenses, as well as a $0.3 million increase in consulting expense. Additionally, there was a $0.4 million increase in facilities –related allocated overhead expenses, including rent and depreciation expense, and a $0.2 million increase in equipment and travel expenses. As a percentage of revenue, general and administrative expense increased from 8% for the nine months ended September 30, 2012 to 9% for the nine months ended September 30, 2013. The increase as a percentage of revenue was primarily due to employee-related expenses increasing at a faster rate than revenue during the same period.

Amortization of Internal Use Software

Amortization of internal use software increased $0.4 million, or 10%, from $4.6 million for the nine months ended September 30, 2012 to $5.0 million for the nine months ended September 30, 2013 due to the amortization of historically higher capitalized costs.

Income Taxes

Income tax expense increased from $7.2 million for the nine months ended September 30, 2012 to $11.4 million for the nine months ended September 30, 2013 due to an increase in taxable income. Our effective tax rates were 37% and 35% for the nine months ended September 30, 2012 and 2013, respectively. The decrease in the effective tax rate was due primarily to the reinstatement of the federal research and development credit as well as an increase in disqualifying stock dispositions during the nine months ended September 30, 2013.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjusted EBITDA	2012	2013	2012	2013
	(In thousands)
Net income	$4,778	$8,146	$12,113	$20,681
Interest expense (income)	5	(19)	1	(29)
Income tax expense	2,718	4,581	7,199	11,372
Depreciation	878	967	2,075	2,888
Amortization of internal use software	1,456	1,534	4,263	4,679
Amortization and impairment of direct response advertising	1,393	1,521	3,695	4,491
Amortization of deferred sales commissions	565	465	1,464	1,432
Non-cash stock-based compensation	2,518	4,232	7,500	10,442

Non-GAAP Adjusted EBITDA	$14,311	$21,427	$38,310	$55,956

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjusted Net Income and Adjusted EPS	2012	2013	2012	2013
	(In thousands, except per share amounts)
Net income	$4,778	$8,146	$12,113	$20,681
Non-cash stock-based compensation, net of tax (1)	1,556	2,615	4,635	6,453

Non-GAAP Adjusted Net Income	$6,334	$10,761	$16,748	$27,134

Non-GAAP Adjusted Earnings Per Share	$0.13	$0.20	$0.33	$0.52
Shares of common stock outstanding	46,889	49,934	46,469	49,145
Dilutive restricted stock and stock options	3,305	2,743	3,557	2,929

Non-GAAP adjusted weighted common shares outstanding	50,194	52,677	50,026	52,074

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the Comparison of Three and Nine Months Ended September 30, 2012 and 2013 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash, cash equivalents and short-term investments on hand and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of September 30, 2013, we had total cash, cash equivalents and short term investments of $232.0 million, compared to $181.2 million as of December 31, 2012.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2012	2013
	(In thousands)
Net cash provided by operating activities	$25,422	$39,003
Net cash used in investing activities	(14,535)	(95,679)
Net cash provided by financing activities	10,493	17,394

Net increase (decrease) in cash and cash equivalents	$21,380	$(39,282)
Cash and cash equivalents, end of period	$166,382	$141,949

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 increased $13.6 million compared to net cash provided by operating activities for the nine months ended September 30, 2012. Operating activities for the nine months ended September 30, 2013 resulted in cash provided of $39.0 million, as net income of $20.7 million and adjustments for non-cash expenses of $21.4 million, primarily related to amortization of non-cash stock-based compensation, amortization of internal use software, and amortization and impairment of direct response advertising, offset by a decrease in cash related to changes in operating assets and liabilities of $3.1 million. The decrease in cash related to operating assets and liabilities was due primarily to an increase in accounts receivable driven by an increase in revenue and the capitalization of direct response advertising, offset by a decrease in deferred tax assets due to utilization and an increase in accounts payable due to an increase in expenses. Operating activities for the nine months ended September 30, 2012 resulted in cash provided of $25.4 million, as net income of $12.1 million and adjustments for non-cash expenses of $17.8 million, primarily related to amortization of non-cash stock-based compensation, amortization of internal use software and amortization and impairment of direct response advertising, offset by a decrease in cash related to changes in operating assets and liabilities of $4.5 million. The decrease in cash related to operating assets and liabilities was primarily due to an increase in accounts receivable due to an increase in revenue, the capitalization of direct response advertising and a decrease in accrued compensation related to 2011 cash incentive program payments, offset by an increase in deferred rent related to the new headquarters’ facilities lease.

We incurred reduced facilities cash outflows in the first quarter of 2013, as our new headquarters’ lease provided for a 10-month free rent period. Effective April 2013, we are incurring an average of $0.2 million per month for the year ended December 31, 2013 in cash outflows associated with this lease, with escalating payments through the lease term.

In August 2013, we entered into a new facilities lease amendment for our Phoenix facility. We expect cash expenditures associated with capital equipment purchases related to the build-out of the facility to be approximately $1.2 million over the period of October 2013 through February 2014.

Investing Activities

Net cash used in investing activities was $95.7 million for the nine months ended September 30, 2013 compared to $14.5 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, cash used for the purchase of short-term investments was $90.0 million. The purchase of property and equipment decreased $7.9 million due to higher spending in 2012 related to our new headquarters’ facility. As a result, we spent $3.1 million related to capital expenditures during the nine months ended September 30, 2013 compared to $11.0 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we capitalized $3.3 million of internal use software costs compared to $4.1 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, there was $0.6 million of cash that became unrestricted upon the release of the security deposit related to the prior headquarters’ facility and for the three months ended September 30, 2013, there was $0.8 million of cash that became unrestricted as our bank removed the collateral requirements associated with the letters of credit related to our operating facilities.

Financing Activities

Net cash provided by financing activities was $17.4 million for the nine months ended September 30, 2013 compared to net cash provided by financing activities of $10.5 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we received $19.5 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $9.1 million during the nine months ended September 30, 2012.

Prior to fiscal 2013, we did not pay any cash dividends on our common stock. In April and July 2013, we incurred cash dividend payments totaling $4.9 million, with an additional payment of $2.5 million in October 2013. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees that vest in mid-November 2013, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting date. Based on the fair value of our common stock as of September 30, 2013 of $59.44 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $3.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the nine months ended September 30, 2013, 84% of our revenue was derived from fees based on the market value of AUM compared to 81% for the year ended December 31, 2012. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended September 30, 2013, we issued 595,212 shares of unregistered common stock for an aggregate purchase price of $4.1 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

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

Date: November 5, 2013

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