Form 10-K
period 2013-12-31
Financial Engines, Inc.
filed 2014-02-20
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,440,530,435 based upon the closing price of $45.59 of such common stock on The NASDAQ Global Select Market on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 28, 2013 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2014, there were 51,004,477 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 20, 2014, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2013 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

This Report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; our expectations regarding our expenses and revenue; our effective tax rate, our deferred tax assets, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock price; our expectations regarding the amounts, timing and frequency of any payment of dividends; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our legal proceedings; intellectual property; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

FINANCIAL ENGINES®, INVESTOR CENTRAL®, RETIREMENT HELP FOR LIFE®, the Financial Engines logo and a sun and cloud design mark are all trademarks or service marks owned by Financial Engines, Inc., registered in the United States or other countries. The marks ADVICE LIGHT and FINANCIAL ENGINES INVESTMENT ADVISOR ® are also trademarks owned by Financial Engines, Inc. All other trademarks, service marks and trade names appearing in this filing are the property of their respective owners.

Our Company

We are a leading provider of independent, technology-enabled portfolio management services, investment advice and retirement income services primarily to participants in employer-sponsored defined contribution plans, such as 401(k) plans. We help investors plan for retirement by offering personalized plans for saving and investing, as well as by providing assessments of retirement income needs and readiness, regardless of personal wealth or investment account size. Financial Engines ® Income+, a feature of our portfolio management service, is designed to prepare a portfolio to generate income in retirement, and calculates and facilitates the payment of steady recurring payouts throughout retirement. We use our proprietary advice technology platform to provide our services to millions of retirement plan participants on a cost-efficient basis. We believe that our services have significantly lowered the cost and increased the accessibility to plan participants of independent, personalized portfolio management services, investment advice and retirement income.

Our business model is based primarily on workplace delivery of our services. We target three key constituencies in the retirement plan market: plan participants (employees of companies offering 401(k) plans), plan sponsors (employers offering 401(k) plans to their employees) and plan providers (companies providing administrative services to plan sponsors). We provide the following benefits for each of these constituencies:

•

Plan Participants:    For retirement plan participants, we provide personalized, unconflicted advice and management services unique to each individual’s specific investment needs and goals. We offer the following principal services:

•

Professional Management is a discretionary managed account service designed for plan participants who want affordable, personalized and professional portfolio management services, investment advice and retirement income services from an independent investment advisor without the conflicts of interest that can arise when an advisor offers proprietary products. With this service, we provide discretionary management of the participant’s plan assets and make investment decisions on behalf of the participant. Plan sponsors choosing to make our Professional Management service available typically also make available our Online Advice service. In some cases, we provide this service by acting as a subadvisor to a plan provider acting as the investment manager to plan participants. Financial Engines ® Income+ is a feature of Professional Management which manages portfolios to generate income, and calculates and facilitates the potential payment of steady recurring payouts from those portfolios in retirement.

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

•	Retirement Evaluation is a retirement readiness assessment provided to plan participants upon rollout and periodically thereafter, together with Professional Management enrollment materials.

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

We deliver our services to plan sponsors and plan participants primarily through connections to eight retirement plan providers. In addition, we have connectivity with Charles Schwab to support a relatively small number of plan sponsors. We target large plan sponsors across a wide range of industries. As of December 31, 2013, we were under contract to provide our services to approximately 9.0 million plan participants and had approximately $88.2 billion in assets under management, or AUM. More than 2.9 million participants have accepted our online services agreement since we began offering this service. We provide Professional Management services to 553 plan sponsors representing approximately 7.7 million participants and approximately $786.3 billion of assets in retirement plans for which we have rolled out our Professional Management service, which we refer to as Assets Under Contract, or AUC. Our AUC does not include assets in plans for which we have signed contracts but have not yet rolled out our Professional Management service. Assets are included in AUM once plan participants actively or passively enroll in Professional Management. The assets underlying our Online Advice only service are not included in AUC. We do not derive revenue based on AUC but believe that AUC can be a useful indicator of the additional plan assets available for enrollment efforts that, if successful, result in these assets becoming AUM.

Our business model is characterized by subscription-based, recurring revenue. When providing advisory services directly, we enter into contracts with plan sponsors. Our revenue is derived from both Professional Management member fees and platform fees, as described in the “Revenue” section.

Market Trends

We believe the following key market trends will continue to drive the growth of our business and increase the value of our service offerings. Changes in these trends can have negative implications for our business prospects.

Shifting Demographics Drive a Growing Need for Retirement Help.    The ongoing growth in retirement assets, especially 401(k) assets, is driven in part by individuals seeking to supplement retirement funds they expect to receive from Social Security and corporate defined benefit plans. The 78 million baby boomers, or individuals born between 1946 and 1964, represent the largest population cohort in American history. Beginning in January 2011, more than 10,000 baby boomers turned 65 every day and this pattern will continue through 2029.

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

Employers Providing More Retirement Help to Employees.    An increasing number of employers have been making investment advisory services available to their participants, automatically enrolling new employees into the company’s 401(k) plan or automatically escalating deferral rates. As a result of the Pension Protection Act of 2006 and Department of Labor guidelines, plan sponsors are now seeking automatic retirement savings solutions for their employees.

Products and Services

We provide personalized portfolio management services, investment advice and retirement income services to plan participants through plan providers. Our services address some of the most important questions and concerns faced by plan participants as they prepare for retirement, including:

•	“How should I invest my money?”

•	“When can I retire?”

•	“How much can I spend in retirement and not run out of money?”

Professional Management.    Our Professional Management service, a discretionary managed account service launched in 2004, is designed for 401(k) participants who want affordable, personalized and professional portfolio management, investment advice and retirement income services from an independent investment advisor with no product conflicts of interest. With this service, plan participants delegate investment decision-making authority to us, which is referred to as discretionary authority. We developed our Professional Management service to reach a large number of plan participants on a cost-effective basis and assist them on the path to a secure retirement. When plan participants enroll in our Professional Management service, we use our Advice Engines to create personalized, diversified portfolios and provide ongoing management. Our investment management is limited to the investment alternatives available in a 401(k) plan, (including any employer stock, as determined and approved by a plan fiduciary other than us), although we do take into account other identified holdings of the plan participant when offering investment advice.

Members enrolled in the Professional Management service receive a Retirement Plan, which analyzes their investments, contribution rate and projected retirement income. The Retirement Plan provides advice on their annual contribution amount, shows how we propose to allocate their investments, and forecasts their retirement income relative to a retirement goal. Members are encouraged to provide their desired retirement age, risk preference, employer stock holding preference and information regarding certain other assets that they hold outside of their 401(k) accounts. Any personal information provided is used to customize a new portfolio allocation that is reflected in a revised Retirement Plan. Member portfolios are reviewed at least monthly and transactions are executed through the applicable provider, if necessary, to reallocate the investments. Members also receive a quarterly Retirement Update that shows how they are progressing towards their retirement goals and describes any changes that we have made to their investment allocations.

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

We also offer Income+, a feature of our Professional Management service that provides retirement income for 401(k) participants. We designed Income+ to provide discretionary portfolio management with an income objective and to provide participants with steady monthly payouts from their 401(k) accounts during retirement. Early in retirement, Income+ provides payouts from the 401(k) assets. Later in retirement, it is designed to enable participants to obtain a lifetime income guarantee by drawing upon the 401(k) assets to make an optional annuity purchase outside of the plan. We do not provide the annuity. With Income+, members can contact an Investment Advisor Representative to start payouts, stop payouts, or make additional withdrawals from their 401(k) accounts so they have access to their savings as needed. With Income+, members receive Retirement Plans that show how we plan to allocate their investments as well as quarterly Retirement Updates that show any changes we have made to their investment allocations. If the member has requested payouts, the Retirement Plan also shows the current payout amount and the planned payout schedule, and the Retirement Update presents the history of recent payouts. If the member has not yet requested payouts, the statements will show the member’s estimated total income at retirement, considering various income sources such as Social Security, defined benefit, or other 401(k) plan accounts. Members with Income+ can also discuss their total retirement income picture with an Investment Advisor Representative. We have also been working with providers, sponsors and participants to test ways to help people with a Social Security claiming strategy that can be integrated with their broader retirement household picture.

We do not currently charge Professional Management members or sponsors any additional fees for the Income+ feature. We do not currently issue, sell, distribute, or solicit the sale of annuities or other insurance products or services, nor do we receive, accept or charge fees, payments or commissions related to any purchases of insurance products or services. Income+ availability does not require an in-plan annuity or changes to the plan’s fund line-up. As a feature of Professional Management, Income+ was designed to reduce fiduciary risk for sponsors by eliminating the need for an irrevocable selection of a guarantee or annuity provider. Income+ availability is subject to establishment of data connectivity between Financial Engines and the applicable plan provider, and is also subject to applicable retirement plan provisions related to plan withdrawals. As of December 31, 2013, 51 plan sponsors have made Income+ available to their participants, representing more than $107 billion in assets under contract and more than 1 million participants. As of December 31, 2013, we had 121 Income+ plan sponsor contracts, including the aforementioned 51 plan sponsors where Income+ has been made available to participants and 70 plan sponsors for which the service has not yet been made available, representing a total of more than $223 billion of retirement assets and 2.6 million participants. Our current Income+ connections are with Aon Hewitt, Fidelity, Mercer, JP Morgan, ING, and Xerox, with implementation underway at an additional plan provider. Certain of the plan sponsors offering Income+ are also doing so on a Passive Enrollment basis, in which eligible plan participants over a specified age will be enrolled into Professional Management with Income+ unless the individuals decline the service. In the future, we intend to expand our Income+ feature to reflect multiple sources of retirement income and savings.

In June 2012, we expanded the Professional Management program to include non-discretionary advice on non-managed, tax-deferred retirement accounts outside of the sponsored 401(k), which we call Total Retirement Advice. Total Retirement Advice is available at no additional cost to members at select direct plan sponsors, and provides one-on-one access to an advisor who can provide personalized investment recommendations on a member’s IRA and other 401(k) accounts.

In 2013, we introduced IRA Management, which includes the Income+ capability, for members and their spouses on custodial platforms with Charles Schwab and TD Ameritrade. We intend to establish connections with additional IRA providers to extend our open-architecture platform. In the near-term, IRA Management will be offered only to Professional Management members at select sponsors in the Financial Engines direct channels. We are proceeding with further validation and testing of a broader retirement management offering.

In late 2013, we introduced Social Security guidance online and through registered Investment Advisor Representatives. The service is available at no additional cost to participants at select direct plan sponsors and helps participants nearing retirement better understand their Social Security claiming options. In 2014, we plan to more broadly deploy our Social Security guidance services to plan sponsors where Income+ is enabled.

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

Retirement Evaluation.    When Professional Management is being offered in a plan, we typically send each eligible plan participant a Retirement Evaluation or similar retirement readiness assessment upon rollout or periodically thereafter, together with Professional Management enrollment materials. Retirement Evaluations highlight specific risks in a plan participant’s retirement account, provide guidance on how to reduce those risks and introduce our services as a means of obtaining help in addressing these issues. Retirement Evaluations are based on data provided by the plan provider and in some cases, supplemental data provided by the plan sponsor, plan participant, or other data providers. Retirement Evaluations include an evaluation of how well the plan participant is investing and saving in the retirement plan. Specifically, the evaluation considers key aspects of how the individual plan participant is using the 401(k) account, typically including investment decisions (risk, diversification, employer stock concentration) and contribution rate. We continue to implement the integration of personalized online assessments of certain types of investing risks into plan providers’ websites. This integration allows participants who log onto the provider website to view personalized assessments of their portfolio online and to learn more about our services.

Expand Beyond Workplace Defined Contribution Plans.    We continue to develop new market opportunities in the retirement income market, including opportunities to help individual investors with their existing or new IRA accounts or those investors who take a lump-sum distribution from an employer defined benefit plan. We have also been working with providers, sponsors and participants to develop ways to help participants with their broader household retirement picture. In the future, we intend to expand our services to take into consideration multiple sources of retirement income and savings.

Revenue.    We derive nearly all of our revenue from Financial Engines Advisors L.L.C.’s investment advisory and management services through our contracts with plan providers, plan sponsors and plan participants. AUM is defined as the amount of retirement plan assets that we manage as part of our Professional Management service. We generate revenue primarily from member fees on AUM as well as from platform fees, by providing portfolio management services, investment advice and retirement income services to plan participants of employer-sponsored retirement plans. We derive professional management revenue from member fees typically paid by plan participants for our Professional Management service. The arrangement generally provides for member fees based on the value of assets we manage for plan participants, and is generally payable quarterly in arrears. We derive our platform revenue from recurring, annual subscription-based fees for access to our services, including Professional Management, Online Advice and Retirement Evaluations. Platform fees are paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure, and are typically based on the number of eligible employees in the plan and the type of service provided.

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

Our total revenue for 2013 was $239.0 million, compared to $185.8 million and $144.1 million for 2012 and 2011, respectively. We generated professional management revenue of $202.8 million for 2013, $150.9 million for 2012, and $108.2 million for 2011. We generated platform revenue of $33.5 million for 2013, compared to $32.4 million for 2012 and $32.9 million for 2011. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through our subadvisory relationships. Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional revenue information.

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

Our investment recommendations for workplace accounts are limited to the investment alternatives available in a 401(k) plan (as determined and approved by a plan fiduciary other than us), although we do take into account other identified holdings of the plan participant when offering investment advice. With the exception of employer stock, if any, included as an investment alternative, we do not provide advice on or manage single-company securities. We do not consult with, or make recommendations to, the plan sponsor regarding which investment alternatives to make available in its 401(k) plan.

We offer no proprietary investment products, which keeps us free of the conflicts of interest, or the perceptions of conflicts of interest, that can arise for competitors who offer such products. We do not receive differential compensation based on the investments we recommend. We do not hold assets in custody or execute trades.

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

For members with Income+, the investment portfolios are structured to provide the potential for steady income payouts throughout retirement. The Income+ optimization methodology shares similarities with bond immunization and liability-driven investing (LDI), practices used by pension funds. LDI strategies involve structuring asset portfolios to match certain liabilities in the future. In the context of an individual participant, this means developing an investment strategy that is designed to deliver desired annual income payouts with a predetermined statistical confidence level. To have sufficient confidence in a future payout, it is desirable to immunize the liability against possible changes in interest rates and the stock market. Using the fixed income options available in the plan, the Income+ optimization structures a portfolio that matches the duration of assets with the specific income stream desired by that participant.

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

We maintain an ongoing research program to improve and extend our investment methodologies as well as our portfolio management and investment advisory services. We conduct research into the needs of retirees, publishing new findings in academic and practitioner journals. Research has included a behavioral finance study of the demand for annuities, efficient methods for addressing longevity risk and efficient methods for generating retirement income. This research can form the basis of extensions to our current investment methodology, such as Income+, and can expand the opportunity to manage assets for participants both within existing sponsored plans as well as in IRA and other forms of retirement accounts.

Investment Technology

We believe portfolio management services in the workplace should be offered to all eligible plan participants regardless of wealth. As of December 31, 2013, the median assets under management for all Professional Management members was approximately $53,000. Because we service numerous accounts of varying sizes, achieving our objective requires significant scalability to achieve an affordable cost to the investment manager. Our scalable technology has continued to deliver flexibility and results as our business has grown.

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

Simulation Engine. We have developed a Monte Carlo Simulation Engine that provides plan participants with a view of the potential range of future values of their retirement investments. The Simulation Engine helps plan participants reach informed decisions about the appropriate level of risk, savings and time horizon to improve the likelihood of achieving financial goals. Our Simulation Engine is capable of:

•

modeling more than 35,000 securities, including retail mutual funds, stocks, employee stock options, institutional funds, guaranteed investment contracts and stable value funds, exchange-traded funds and fixed-income securities while considering tax implications, expenses, redemption fees, loads and distributions;

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

Our Optimization Engine takes into consideration the costs, quality and investment styles of the specific investment alternatives available to a plan participant. Specifically, our investment recommendations take into consideration for each fund the mix of asset class exposures, fund expenses, turnover, fund-specific risk due to active management, manager performance and consistency, user-imposed constraints and tax efficiency, where applicable, to construct a personalized portfolio recommendation for each client. The calibration of this model is based on more than a decade of research into the factors that influence investment performance. Our approach does not rely on market timing or tactical asset allocation strategies. Our models are designed and calibrated on an ongoing basis to reflect the consensus market expectations built into the observed asset holdings of the market as a whole. We believe this approach increases the probability that our recommendations are consistent with current market conditions and are free from subjective or market timing biases that can arise from traditional optimization models. Our platform has been employed to provide portfolio management services, investment advice and retirement readiness assessments to millions of investors for more than 9 years.

When constructing a portfolio during the accumulation phase, our Optimization Engine:

•	supports real-time, specific, product-level buy and sell recommendations for Online Advice, which can be readily executed, and automated transactions for Professional Management;

•

creates recommended portfolios from the available investment alternatives, such as retail mutual funds, institutional funds and employer stock, in the case of a 401(k) plan, or from either the entire universe of more than 22,000 retail mutual funds, or a subset thereof, in the case of taxable or other tax-deferred accounts;

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

Research and development expenses were $30.9 million in 2013, compared to $25.5 million and $21.2 million in 2012 and 2011, respectively.

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

Retirement Plan Sponsors.    We define plan sponsors as employers across a range of industries who offer defined contribution plans to employees. No more than 3.1% of our revenue was associated with any one plan sponsor in 2013. As of December 31, 2013, the average sponsor retention over the last three years was 95%. The average AUM retention rate over the same period was 98%, which represents the average ratio of AUM from all sponsors as of January 1st versus the same AUM for those sponsors who were retained as of December 31st of each of the last three years. When providing advisory services directly, we enter into contracts with plan sponsors. These contracts are typically for an initial three or five year term and continue thereafter unless terminated. Under these contracts, at any time during the initial term or thereafter, the plan sponsor can cancel a contract for fiduciary reasons or breach of contract and can generally terminate a contract after the initial term upon 90 days’ notice.

Retirement Plan Providers.    We define plan providers as the administrators and record-keepers of defined contribution plans. In consultation with plan sponsors, plan providers make available a range of investment alternatives through retirement plans to individual participants. We work with plan providers to make available portfolio management and investment advisory services to the participants in the defined contribution plans of plan sponsors. We deliver our services to plan sponsors and plan participants primarily through existing connections with eight retirement plan providers. Our contracts with plan providers generally have terms ranging from three to five years, and have successive automatic renewal terms of one year unless terminated in accordance with prior notice requirements. A majority of these provider agreements are in renewal periods. In addition, a plan provider may terminate its contract with us at any time for specified breaches. We maintain two types of relationships with our plan providers:

•

Direct Advisory Relationships.    In these relationships, we are the primary advisor and a plan fiduciary. Data is shared between the plan providers and us via data connections. In addition, our sales teams directly engage plan sponsors, although, in some cases, we have formed and are executing a joint sales and collaborative marketing strategy with the plan provider. We have separate contracts with both the plan sponsor and plan provider, and pay fees to the plan provider for facilitating the exchange of plan and plan participant data as well as implementing our transaction instructions for member accounts. Plan providers with whom we have direct advisory relationships are Aon Hewitt, Charles Schwab, Fidelity, Mercer, T. Rowe Price, and Xerox.

•

Subadvisory Relationships.    In these relationships, the plan provider is the primary advisor and plan fiduciary and we act in a subadvisory capacity. Our contract is with the plan provider and not the plan sponsor. We receive sales support from the plan provider and offer our co-branded services under the plan provider’s brand, with the services identified as “powered by Financial Engines.” Revenue is collected by the plan provider who then pays a subadvisory fee to us. We have subadvisory relationships with

Aon Hewitt, ING, JPMorgan, and Vanguard. The Aon Hewitt sub-advisory relationship excludes those sponsors currently under contract with us, for a direct advisory relationship. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through subadvisory relationships with retirement plan providers.

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

•

Direct to Plan Sponsor.    In the case of direct advisory relationships, we pursue a direct sales strategy with plan sponsors. Our direct sales team’s efforts are supported by an institutional services team that engages in sales efforts with existing plan sponsors. The direct sales and institutional services teams are supported by a channel marketing team that seeks to generate demand for our services through public relations, industry events, plan provider specific marketing programs and sales support in the field. We intend to sell our services to plan sponsors that are not current clients but are serviced by the plan providers with whom we have relationships.

Direct Marketing to Plan Participants.    Once a retirement plan has been set up on our systems and our services have been made available to plan participants, we conduct direct marketing, print fulfillment and other promotional activities to encourage use of our Online Advice service and enrollment in our Professional Management service. These efforts typically include printed or electronic Retirement Evaluations, email notifications and website integration. These campaigns are usually conducted at the time of rollout and annually thereafter. Plan sponsors can choose an Active Enrollment campaign, in which a plan participant must affirmatively sign up for the Professional Management service, or a Passive Enrollment campaign, in which a plan participant will become a member of the Professional Management service unless the individual declines the service. Passive Enrollment campaigns achieve higher enrollment results at lower acquisition cost per member than do Active Enrollment campaigns. We believe Passive Enrollment is attractive to plan sponsors due to the lower fees payable by plan participants who are passively enrolled, the fiduciary protection afforded to plan sponsors by participants having to affirmatively elect to not receive professional advice and the relatively higher number of participants who will be enrolled and receiving Professional Management services upon rollout.

Depending on the proportion of the plan’s participants who are passively enrolled, we eliminate or reduce our platform fees, as well as reducing the fees payable by plan participants

Our goal is to increase enrollment by continuing to promote our services to participants. We plan to continue utilizing Active Enrollment campaigns and to implement enhancements to our direct marketing materials in our Active Enrollment campaigns. In addition, in 2011, we began to integrate personalized online assessments of certain types of investing risks into several plan providers’ websites. This integration allows participants who log onto the provider website to view their Retirement Evaluations and to learn more about our services without waiting for an annual campaign or direct mailing from us. We believe a digital presence on the provider site will help increase our enrollment rate by improving the customer experience and engaging more participants throughout the year. As of December 31, 2013, our integrated enrollment capability, available through our largest provider partners, covered approximately 86% of our AUC.

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

Competition

We operate in a competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors who offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, GuidedChoice and ProManage, LLC. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity and Bank of America Merrill Lynch. We currently have a relationship with Fidelity that allows us to provide our services to plan sponsors, for whom Fidelity is the plan provider, who elect to hire us. We also face indirect competition from products that could potentially be substitutes for our portfolio management services, investment advice and retirement income services, most notably target-date retirement funds. Target-date funds are offered by multiple financial institutions, such as Fidelity, Vanguard, T. Rowe Price, Principal Funds, Wells Fargo Advantage, J.P. Morgan and ING. These funds provide generic asset allocation based solely on the investment horizon of the investor. Among the plan sponsors to whom we offer our Professional Management service and that offer target-date funds, approximately 91% offer target-date funds, of which approximately 78% offer retail-priced target-date funds. Target-date funds, managed accounts and balance funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. In addition, competitors to our Income+ feature, include providers of retirement income products in the defined contribution market, such as Prudential, AllianceBernstein, and other providers of insurance products. Competitors in the IRA space include providers such as Fidelity, Charles Schwab, Bank of America Merrill Lynch, Morgan Stanley Smith Barney and Vanguard.

We believe the competitive factors in our industry include:

•

ability to provide independent, systemic portfolio management, investment advice and retirement income services based on widely recognized financial economic theory without conflicts of interest during both the accumulation and the income phases of retirement;

•	established investment methodology and technology that allows for personalized scalable advice;

•	proprietary methodologies;

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

In recent years, there has been a heightened legislative and regulatory focus on the financial services industry, including proposals that call for creation of a self-regulatory framework for investment advisors similar to the regulatory structure that currently exists for broker-dealers through the Financial Industry Regulatory Authority, elimination of pre-dispute arbitration clauses, additional fee disclosures, and the imposition of additional qualification requirements on investment advisors providing services to ERISA plan clients. The Dodd-Frank Wall Street Reform and Consumer Protection Act, referred to as the Dodd-Frank Act, included various financial reform proposals that may affect investment advisers, including Financial Engines Advisors L.L.C. Although many implementing rules and regulations under the Dodd-Frank Act are still pending, it is expected that the compliance costs and liability risks for investment advisers will increase.

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

We have registered sun and clouds design marks in Hong Kong. We have registered our corporate logo and the marks “Investor Central” and “Retirement Help for Life” in the United States. “Advice Light” and FINANCIAL ENGINES INVESTMENT ADVISOR ® are also trademarks owned by Financial Engines, Inc. In addition, we have registered our domain name, www.FinancialEngines.com. We have 15 issued U.S. patents in the following categories: user interface; outcomes-based investing, including our financial advisory system, our pricing module and load-aware optimization; tax-aware asset allocation; financial goal planning; advice palatability and retirement income planning and payout generation. These patents have expiration dates ranging from December 2, 2017 to August 1, 2031. We also have several pending U.S. patent applications and pending applications and issued patents in foreign jurisdictions.

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

Employees

As of December 31, 2013, we employed approximately 442 full-time equivalent employees including employees in investment management, product development and engineering, sales and marketing, service delivery, and general and administrative management. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

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

•	downward pressure on fees we charge for our services;

•	mix in plan sponsors that choose our Active Enrollment or Passive Enrollment options;

•	unanticipated delays in expected service availability;

•	fluctuations in quarterly revenue due to changes in fees paid by Professional Management members based on attaining contractually-agreed upon participation thresholds;

•	termination or non-renewal of an existing contract with a plan provider or a plan sponsor;

•	failure to enter into contracts with new plan sponsors;

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

As of December 31, 2013, we had an accumulated deficit of $40.1 million. We incurred net losses in each year through 2008. We may incur net losses in the future, in which event our operating results and financial condition could be harmed.

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

We plan to extend our services into new areas, enhance and expand the functionality of our services with new features, and continue to evaluate new market opportunities in the retirement income and adjacent markets. For example, our Income+ feature manages plan participants’ defined contribution assets while allowing payouts from their retirement accounts. We have limited experience determining and executing income payments from retirement accounts. If our assessments or forecasts with respect to the expected duration and sufficiency of assets to support retirement income payments to participants are inaccurate, or if we fail to ensure that payouts are made at the times expected, our business and reputation could suffer. In 2012 we began offering to manage assets in IRA accounts, and in 2013 expanded our IRA management to include Income+ capability. We continue to investigate opportunities to support other forms of retirement accounts and investors nearing retirement. In the longer-term, we intend to further expand our services beyond workplace defined contribution plans. We intend to invest significant resources to the research, development, sales and marketing of new services. As we expand our services in response to new or different customer demands, competition, or for other reasons, we may not be able to accurately assess, design or implement testing protocols sufficient to identify all problems or limitations of the new features or services, or we may employ manual processes that are more prone to failure. We have limited experience beyond workplace defined contribution plans and may not be able to anticipate or manage new risks and obligations or legal, compliance, operational or other requirements that may arise when offering investment management or retirement income payout services for accounts other than 401(k) accounts or when offering other services related to preparing for retirement, such as assistance with optimizing social security payments. We may not be able to accurately estimate the impact of these future services on our business or how the benefits of these services will be perceived by our clients. In addition, the anticipated benefits of these services on our business may not outweigh the resources and costs associated with their development or the liabilities associated with their operation. If we do not realize the anticipated benefits of these services, our revenue, operating results and financial condition could be harmed.

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

We refer to four of our eight primary retirement plan provider relationships as subadvisory relationships, including one plan provider with whom we have a subadvisory relationship for some plan sponsors and a direct advisory relationship for other plan sponsors. For the provider relationships that we refer to as subadvisory, we typically act as subadvisor to the plan provider acting as investment advisor, but we may directly act as investment advisor if Online Advice is the only service offered by a particular plan sponsor or for certain legacy plans. Where we act as subadvisor, we do not have a direct relationship with the plan sponsors and therefore may be less able to influence decisions by those plan sponsors to use or continue to use our services or to add additional services. Where we act as subadvisor, we do not know and cannot control the exact terms of the contract between the plan provider and the plan sponsor, which vary on terms such as the length of the contract, renewal and cancellation provisions. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through subadvisory relationships with retirement plan providers. The renegotiation or termination of our relationship with any of these plan providers could negatively impact our business. For the year ended December 31, 2013, 12%, 7%, 7% and 5% of our total revenue was attributable to the subadvisory fees paid to us by JP Morgan, Vanguard, ING and Aon Hewitt, respectively, the four plan providers with whom we had subadvisory relationships as of December 31, 2013.

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

Some plan providers with whom we have relationships, such as Fidelity, offer or may offer directly competing investment guidance, retirement advice, portfolio management and retirement income services to plan participants. We also face indirect competition from products that could potentially substitute for our services, most notably target-date funds, which are offered by a number of plan providers with whom we have relationships, including Fidelity, Vanguard, T. Rowe Price, J.P. Morgan and ING. Among the plan sponsors to whom we offer our Professional Management service and that offer target-date funds, approximately 91% offer target-date funds, of which approximately 78% offer retail-priced target-date funds. Plan providers who offer competing services or products may be better positioned to promote or offer their services or products over ours in the sales process. Where we have a subadvisory relationship with the plan provider, the plan provider may compete with us for plan sponsors. Competitors to our Income+ feature include providers of retirement income products in the defined contribution market, such as AllianceBernstein, Prudential, and other providers of insurance products. Competitors that provide advisory services in the IRA space include providers such as Fidelity, Charles Schwab, Bank of America Merrill Lynch, Morgan Stanley Smith Barney and Vanguard.

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

We earn fees for our Professional Management service based on the value of assets in the accounts we manage, which we refer to as AUM. We believe that these services will continue to make up a substantial and growing portion of our revenue for the foreseeable future. There are many investment advisory and management services and other financial products available in the marketplace, which puts downward pressure on fees for our Professional Management service. Congressional, regulatory or industry attention focused on fees for financial services, such as legislative constraints on fees or rules requiring additional disclosure regarding fees, could result in downward pressure on fees or impose limits on the fees we can charge for our Professional Management service. Our contract terms may include thresholds, which upon attainment, may reduce the fees we charge for our Professional Management service. If we are forced to lower the fees we charge for our Professional Management service, our revenue, operating results and financial condition could be harmed.

Our failure to maintain or increase the number of plan sponsors with whom we have relationships could harm our business.

Our future success depends on maintaining or increasing the number of plan sponsors with whom we have relationships. If the market for our services declines or develops more slowly than we expect, or the number of plan sponsors that choose to provide our services to their plan participants declines or fails to increase as we expect, revenue, operating results and financial condition could be harmed.

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

If we fail to prevent, detect or resolve errors in our services, regardless of the cause of the errors, our business and reputation could suffer. Errors in inputs or processing, such as plan set-ups, transaction instructions or plan participant data could be magnified across many accounts. Concentrated positions held by many plan participants, particularly in employer stock, could result in a large liability if a systematic input or processing error was to cause us to make errors in transactions relating to those positions. We could also face liability if we fail to process a participant’s instructions. We may not be able to identify or resolve these errors in a timely manner. In addition, failure to perform our services for Professional Management members, including plan disbursements, on a timely basis could result in liability. We may also have liability to the plan provider where we have a subadvisory relationship with the plan provider. We have reimbursed plan sponsors, participants and providers in the past for errors in our services and expect to do so in the future. After an error is identified, resolving the error and implementing remedial measures have at times diverted the attention and resources of our management, key technical personnel and internal resources from other business concerns. Any errors in the performance of services for a plan sponsor or plan provider, or poor execution of these services, could result in a plan sponsor or plan provider terminating its agreement. Although we attempt to limit our contractual liability for consequential damages in rendering our services, these limitations on liability may be unenforceable in some cases, or may be insufficient to protect us from liability for damages. ERISA and other applicable laws require that we meet a fiduciary obligation to plan participants. We maintain general liability insurance coverage, including coverage for errors or omissions; however, this coverage may not continue to be available on reasonable terms or may be unavailable in sufficient amounts to cover one or more large claims. An insurer might disclaim coverage as to any future claim. A successful assertion of one or more large claims, or several smaller claims, against us that exceed our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirement, in which event our operating results and financial condition could be harmed.

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

Our services involve the exchange of information, including detailed information regarding plan participants provided by plan providers, plan sponsors, and retirement account custodians through a variety of electronic and non-electronic means. In addition, plan participants routinely input personal investment and financial information, including portfolio holdings and, in some instances, credit card data, into our systems. We rely on a complex network of process and software controls to protect the confidentiality of data provided to us or stored on our systems. If we do not maintain adequate internal controls or fail to implement new or improved controls, this data could be misappropriated or confidentiality could otherwise be breached. As we expand our business and increasingly integrate our services with and rely upon third parties we may be subject to increased risk and liability for security breaches. We must devote increasing management time and resources to monitoring third-party security controls. We could be subject to liability if we inappropriately disclose any plan participant’s personal information, or if third parties are able to penetrate our network security or otherwise gain access to any plan participant’s name, address, portfolio holdings, credit card number or other personal information. Any such event could subject us to claims for unauthorized credit card purchases, identity theft or other similar fraud claims or claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal information.

Many of our agreements with plan sponsors and plan providers do not limit our potential liability for breaches of confidentiality, and consequential damages. If any person, including any of our employees, contractors, or consultants, penetrates our network security, misappropriates or mishandles sensitive data, inadvertently or otherwise, we could be subject to significant liability from our plan sponsors and plan providers for breaching contractual confidentiality provisions or privacy laws. In addition, our agreements with plan sponsors and plan providers require us to meet specified minimum system security and privacy standards. Given the growing concern over privacy and identity theft, we have been and expect to continue to be subject to increased scrutiny by both plan providers and plan sponsors, which have increased the frequency and thoroughness of their audits. If we fail to meet these standards, our plan sponsors and plan providers may seek to terminate their agreements with us. Regulations in some states and proposed federal regulations may require notification via the press or to customers in the event of security breaches, which could harm our reputation and increase our costs of doing business. Unauthorized disclosure of sensitive or confidential data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation, expose us to litigation, cause us to lose business, harm our revenue, operating results or financial condition and subject us to regulatory action, which could include sanctions and fines.

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

We operate in a highly competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors that offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, Inc., GuidedChoice and ProManage, LLC. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity and Bank of America Merrill Lynch. We currently have a relationship with Fidelity that allows us to provide our services to plan sponsors that elect to hire us for which Fidelity is the plan provider. We also face indirect competition from products that could potentially substitute for our portfolio management services, investment advice and retirement income, most notably target-date funds. Target-date funds are offered by multiple financial institutions, including Fidelity, Vanguard, T. Rowe Price, Principal Funds, Wells Fargo Advantage, J.P. Morgan and ING. These funds provide generic asset allocation based on the investment horizon of the investor. Target-date funds, managed accounts and balanced funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. In addition, with the introduction of the Income+ feature, indirect competitors who offer income solutions in retirement include providers of insurance products. As the market for providing portfolio management and investment advisory services continues to grow, we also may face competition from smaller or newly established competitors. Plan providers offer or may choose to offer directly and indirectly competitive products in the future. The plan providers with which we do not have contractually exclusive relationships may enter into similar relationships with our competitors. This in turn may harm our business.

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

Our ability to provide portfolio management services, investment advice and retirement income and maintain and develop relationships with plan participants, plan providers and plan sponsors depends largely on our ability to attract, train, motivate and retain highly skilled professionals, particularly professionals with backgrounds in sales, marketing, technology and financial and investment services. We believe that success in our business will continue to be based upon the strength of our intellectual capital. For example, due to the complexity of our services and the intellectual capital invested in our investment methodology and technology, the loss of personnel integral to our investment research, product development and engineering efforts would harm our ability to maintain and grow our business. Consequently, we must hire and retain employees with the technical expertise and industry knowledge necessary to continue to develop our services and effectively manage our growing sales and marketing organization to assist the growth of our operations. We believe there is significant competition for professionals with the skills necessary to perform the services we offer. We experience competition for analysts and other employees from financial institutions and financial services organizations such as hedge funds and investment management companies that generally have greater resources than we do and therefore may be able to offer higher compensation packages. Competition for these employees is intense, and we may not be able to retain our existing employees or be able to recruit and retain other highly qualified personnel in the future. In 2012, we relocated our California headquarters, which can cause existing employees to leave or make it more difficult to attract new employees. If we cannot hire and retain qualified personnel, our ability to continue to expand our business would be impaired and our revenue, operating results and financial condition could be harmed.

If our intellectual property and technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position could suffer.

Our future success and competitive position depend in part on our ability to protect our proprietary technology and intellectual property. We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and intellectual property. We also require our employees, consultants, vendors, plan sponsors and plan providers to enter into confidentiality agreements with us. As of December 31, 2013, we have 15 issued U.S. patents which relate to novel aspects of our financial advisory platform, including user interface features, our pricing module, load-aware optimization, tax-aware asset allocation, financial goal planning, advice palatability, and other key technologies of our outcomes-based investing methodologies. We also have several additional pending U.S. patent applications. In addition, we have issued patents and pending patent applications in foreign jurisdictions. One or more of our issued patents or pending patent applications may be called into question on the basis of being directed to abstract ideas or methods of doing or conducting business. The general validity of software patents and so called “business method” patents have been challenged in a number of jurisdictions, including the United States. Changes in patent laws or case law may impact the scope of patent-eligible subject matter by, for example, limiting what constitutes a patentable “process.” Our patents may become less valuable if software or business methods are found to be a non-patentable subject matter or if additional requirements are imposed that our patents do not meet.

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

We may be adversely affected as a result of new or revised legislation or regulations promulgated by Congress, the SEC, Department of Labor or other U.S. regulatory authorities or self-regulatory organizations that supervise the financial markets and retirement industry. In addition, we may be adversely affected by changes in the interpretation of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business. For example, additional requirements for fee disclosure have become effective in recent years and there is increased sponsor and consultant focus on the fees associated with all plan services, including our services. We may need to offer more or broader services to justify our fees or may need to lower our fees to retain or expand our existing business relationships. Future legislation or regulation could change or eliminate certain existing restrictions relating to conflicts of interest, which might lower the relative value of our independence, or allow for increased competition. Legislation may reduce or eliminate tax benefits associated with defined contribution plans or otherwise restructure defined contribution plans in a way that affects their use by plan sponsors or plan participants, which could cause a reduction in the number of plans where our services are offered or slow our AUM growth. Future legislation or regulation could affect our ability to offer services for accounts other than 401(k) accounts or may impose requirements for retirement income forecasts and distribution that we might not be able to satisfy, or which might lower the relative value of our services or allow for increased competition. Changes to laws or regulations, or in their interpretation, or any change that results in our becoming subject to the jurisdiction of any additional regulator, such as a self-regulatory organization, could increase our potential liability for offering portfolio management services, investment advice and retirement income, affect our ability to offer our Passive Enrollment option or invalidate pre-dispute arbitration clauses in our agreements, leading to increased costs to litigate any claims against us. Changes to laws or regulations could also increase our legal compliance costs, divert internal resources and make some activities more time-consuming and costly. The laws, rules and regulations applicable to our business may change in the future, and we may not be able to comply with any such changes. If we fail to comply with any applicable law, rule or regulation, we could be fined, sanctioned or barred from providing investment advisory services in the future, which could materially harm our business and reputation.

We are subject to complex regulation, and any compliance failures or regulatory action could adversely affect our business.

The financial services industry is subject to extensive regulation at the federal and state levels. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business. The securities laws and other laws that govern our activities as a registered investment advisor are complex and subject to rapid change. The activities of our investment advisory and management operations are subject primarily to provisions of the Investment Advisers Act and ERISA, as well as certain state laws. We are a fiduciary under ERISA. Our investment advisory services are also subject to state laws including anti-fraud laws and regulations. The Investment Advisers Act addresses, among other things, fiduciary duties, recordkeeping and reporting requirements and disclosure requirements and also includes general anti-fraud prohibitions. If we are found to have failed to comply with any applicable law, rule or regulation, we could be fined, sanctioned or barred from providing investment advisory services in the future, which could materially harm our business and reputation. We may also become subject to additional regulatory and compliance requirements as a result of any expansion or enhancement of our existing services or any services we may offer in the future. For example, we may be subject to insurance licensing or other requirements in connection with our retirement planning services, even if our activities are limited to describing regulated products. Compliance with any new regulatory requirements may divert internal resources and take significant time and effort. Any claim of noncompliance, regardless of merit or ultimate outcome, could subject us to investigation by the SEC or other regulatory authorities. This in turn could result in additional claims or class-action litigation brought on behalf of our clients, any of which could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation.

We face additional scrutiny when we act as subadvisor, and any failure to comply with regulations or meet expectations could harm our business.

Some of the plan providers to whom we are subadvisors are broker-dealers registered under the Securities Exchange Act of 1934, referred to as the Exchange Act, and are subject to the rules of the Financial Industry Regulatory Authority. When we act as a subadvisor, we may be subject to the oversight by regulators of another advisor. We may be affected by any regulatory examination of that plan provider.

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

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, the 2013 range on intra-day sales prices for our common stock on The NASDAQ Global Select Market ranged from $71.08 to $27.85. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

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

Prior to fiscal 2013, we did not pay any cash dividends on our common stock. For the year ended December 31, 2013, our Board of Directors declared quarterly cash dividends in the amount of $0.05 per share of common stock outstanding. In February 2014, our Board of Directors declared a quarterly cash dividend of $0.06 per share. While we currently expect to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors. Any changes in the amounts, timing or frequency of any cash dividends we may pay could adversely affect market and investors’ perception of us and cause our stock price to decline.

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

If securities or industry press or analysts cease covering our stock, publish negative research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the articles, research and reports that industry or securities analysts and press publish about us or our business. If one or more of the analysts who cover us downgrade our stock, or if industry press publishes negative articles about our company, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The future sale of shares of our common stock may negatively impact our stock price.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by a large stockholder could cause the market price of our common stock to fall. In addition, on some days the daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for a stockholder to make transactions in a timely fashion.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease our principal executive offices in Sunnyvale, California. The lease term is for eight years and expires in May 2020. The premises consist of 80,995 square feet of office space with the right to lease additional space. We also lease approximately 25,000 square feet of office space in Phoenix, Arizona, primarily for our operations and call center, under a lease that expires in June 2020. We have a right of first refusal with respect to any available space located on the adjacent floor of the Phoenix, Arizona building.

We also sublease or lease approximately 25,000 square feet of office space in Boston, Massachusetts, under leases that expire in January 2015. We are currently in negotiations to lease replacement office space in Boston, which will expand our total leased space to approximately 30,000 to 35,000 square feet.

We believe that with our replacement office space in Boston, our available office space will be sufficient to meet our needs currently and if our company expands.

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

Market Information

Our shares of common stock are traded on The NASDAQ Global Select Market under the symbol “FNGN.” The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on The NASDAQ Global Select Market.

	High	Low
Fiscal year ending December 31, 2013
First Quarter	$36.46	$27.85
Second Quarter	$47.62	$32.58
Third Quarter	$63.66	$45.86
Fourth Quarter	$71.08	$51.59

Fiscal year ending December 31, 2012
First Quarter	$25.01	$20.48
Second Quarter	$23.15	$19.60
Third Quarter	$24.18	$18.10
Fourth Quarter	$28.12	$22.70

As of January 31, 2014, the number of record holders of our common stock was 125. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

Prior to fiscal 2013, we did not pay any cash dividends on our common stock. For the year ended December 31, 2013, the Board of Directors declared quarterly cash dividends totaling $0.20 per share of common stock outstanding. On February 11, 2014 the Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 4, 2014 to record-holders as of March 21, 2014. While we currently expect to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors.

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

The following graph shows a comparison from March 16, 2010 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2013 of the cumulative total stockholder return on our common stock with the cumulative total return of The NASDAQ Composite Index, the Financial Sector SPDR and S&P Small Cap 600 Index. The graph assumes an investment of $100 on March 16, 2010, and the reinvestment of any dividends. The reinvestment of cash dividends for our common stock is reflected in the table below, starting with the first cash dividend payment in April 2013. We did not pay any cash dividends prior to fiscal 2013. For our common stock, the investment performance is measured as of the closing price of our common stock on March 16, 2010 of $17.25, which differs from our IPO price of $12.00.

The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Financial Engines, Inc.,

The NASDAQ Composite Index, Financial Sector SPDR and the S&P Small Cap 600 Index

* 100 invested in stock as of March 16, 2010 — including reinvestment of dividends

	12/31/10	12/30/11	12/31/12	12/31/13
Financial Engines, Inc.	$115	$129	$161	$404
The NASDAQ Composite Index	$113	$112	$132	$185
Financial Sector SPDR	$104	$86	$110	$149
S&P Small Cap 600	$117	$118	$138	$194

Unregistered Sales of Equity Securities

For the year ended December 31, 2013, we issued 2,549,463 shares of common stock upon the exercise of options to purchase our common stock granted under our 1998 Stock Plan. The shares of common stock issued pursuant to these stock options were unregistered securities granted under our 1998 Stock Plan as permitted by Rule 701 of the Securities Act of 1933. The aggregate purchase price of the shares was $17.1 million, all of which was received in cash. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share data)
Statements of Income Data:
Revenue:
Professional management	$52,579	$79,137	$108,215	$150,872	$202,811
Platform	30,048	29,717	32,891	32,373	33,475
Other	2,355	2,918	2,979	2,577	2,672

Total revenue	84,982	111,772	144,085	185,822	238,958

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	29,573	37,599	49,717	70,025	91,990
Research and development	15,618	19,343	21,182	25,483	30,917
Sales and marketing	22,515	26,403	30,710	39,206	43,400
General and administrative	7,679	11,644	13,518	15,537	21,353
Amortization of internal use software	2,813	3,912	5,923	6,125	6,402

Total costs and expenses	78,198	98,901	121,050	156,376	194,062

Income from operations	6,784	12,871	23,035	29,446	44,896
Interest income (expense)	(261)	(25)	10	3	58
Other income (expense)	—	—	—	100	(13)

Income before income taxes	6,523	12,846	23,045	29,549	44,941
Income tax expense (benefit)	834	(50,729)	7,900	10,975	14,986

Net income	5,689	63,575	15,145	18,574	29,955
Less: Stock dividend	1,082	5,480	—	—	—

Net income attributable to holders of common stock	$4,607	$58,095	$15,145	$18,574	$29,955

Net income per share attributable to holders of common stock
Basic	$0.46	$1.66	$0.34	$0.40	$0.61
Diluted	$0.13	$1.30	$0.31	$0.37	$0.57
Shares used to compute net income per share attributable to holders of common stock
Basic	10,106	35,096	44,783	46,741	49,512
Diluted	34,866	44,826	49,407	50,211	52,335

Cash dividends per share declared to common stockholders	$—	$—	$—	$—	$0.20

Non-GAAP Financial Data:
Adjusted EBITDA (1)	$19,553	$28,389	$40,783	$55,809	$79,295
Adjusted Net Income(2)	$9,872	$18,066	$18,583	$24,984	$39,037
Adjusted Earnings per Share(2)	$0.23	$0.39	$0.38	$0.50	$0.75

(1)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, unaudited)
Net income	$5,689	$63,575	$15,145	$18,574	$29,955
Interest expense (income)	605	25	(10)	(3)	(58)
Income tax expense (benefit)	834	(50,729)	7,900	10,975	14,986
Depreciation	1,729	1,816	2,191	3,084	4,024
Amortization of internal use software	2,711	3,703	5,577	5,726	6,007
Amortization of direct response advertising	64	1,185	2,734	5,149	5,994
Amortization of deferred sales commissions	1,153	1,155	1,423	1,932	1,869
Stock-based compensation expense	6,768	7,659	5,823	10,372	16,518

Non-GAAP Adjusted EBITDA	$19,553	$28,389	$40,783	$55,809	$79,295

(2)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share data, unaudited)
Net income	$5,689	$63,575	$15,145	$18,574	$29,955
Stock-based compensation expense, net of tax (1)	4,183	4,733	3,598	6,410	10,207
Income tax benefit from release of valuation allowance	—	(50,242)	(160)	—	(1,125)

Non-GAAP Adjusted Net Income	$9,872	$18,066	$18,583	$24,984	$39,037

Non-GAAP Adjusted Earnings Per Share	$0.23	$0.39	$0.38	$0.50	$0.75

Shares of common stock outstanding	40,807	41,601	44,820	46,741	49,512
Dilutive stock options, RSUs and PSUs	2,052	4,831	4,587	3,470	2,823

Non-GAAP adjusted common shares outstanding	42,859	46,432	49,407	50,211	52,335

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation expense for all periods presented.

	As of December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,713	$114,937	$145,002	$181,231	$126,003
Short-term investments	$—	$—	$—	$—	$120,027
Working capital	$16,562	$124,970	$162,341	$212,513	$287,489
Total assets	$58,352	$217,616	$254,443	$306,833	$375,681
Bank borrowings and note payable	$8,055	$—	$—	$—	$—
Total liabilities	$34,086	$32,396	$34,883	$43,447	$53,795
Total stockholders’ equity	$24,266	$185,220	$219,560	$263,386	$321,886

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

AUC is defined as the amount of assets in retirement plans under contract for which the Professional Management service has been made available to eligible participants. Our AUC and eligible participants do not include assets or participants in plans where we have signed contracts but for which we have not yet made the Professional Management service available. Eligible participants and AUC are reported by plan providers with varying frequency and at different points in time, and are not always updated or marked to market. If markets have declined, or if assets have left the plan, since the reporting date, our AUC may be overstated. If markets have risen, or if assets have been added to the plan, since the reporting date, our AUC may be understated. Some plan participants may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the plan participant. Certain securities within a plan participant’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. In both of these circumstances, assets of the relevant participants may be included in AUC but cannot be converted to AUM. We believe that AUC can be a useful indicator of the additional plan assets available for enrollment efforts that, if successful, would result in these assets becoming AUM. We believe that total eligible participants provides a useful approximation of the number of participants available for enrollment into the Professional Management service.

As of December 31, 2013, we had approximately $786.3 billion of AUC and 7.7 million plan participants in plans for which the Professional Management service is available, which includes approximately $107 billion of AUC and 1.0 million plan participants in plans at 51 plan sponsors for which Income+ has been made available to participants.

As of December 31, 2013, we had 121 Income+ plan sponsor contracts, including the aforementioned 51 plan sponsors where Income+ has been made available to participants and 70 plan sponsors for which the service has not yet been made available, representing a total of approximately $223 billion of retirement assets and 2.6 million participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

All plans as of December 31, 2013	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
Professional Management available	9.8%	11.2%
Professional Management available 14 months or more	11.1%	12.5%
Professional Management available 26 months or more	11.8%	13.2%

(1)

We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of December 31, 2013, we performed a calculation to estimate the marked-to-market asset enrollment rate as of December 31, 2013, which we believe was approximately 11.2% where Professional Management is available, approximately 12.4% where Professional Management has been available for 14 months or more and approximately 13.1% where Professional Management has been available for 26 months or more.

As of December 31, 2013, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	3%
Bonds	23%
Domestic Equity	48%
International Equity	26%

Total	100%

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

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q1’13	Q2’13	Q3’13	Q4’13
	(In billions)
AUM, beginning of period	$63.9	$70.8	$74.3	$82.0
New Enrollment(1)	3.1	4.7	4.8	4.4
Voluntary Cancellations(2)	(1.2)	(1.2)	(1.5)	(1.6)
Involuntary Cancellations(3)	(0.8)	(1.0)	(1.3)	(1.8)
Contributions(4)	1.3	1.3	1.4	1.4
Market Movement and Other(5)	4.5	(0.3)	4.3	3.8

AUM, end of period	$70.8	$74.3	$82.0	$88.2

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

(3)

The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. Involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between January 1, 2014 and January 31, 2014 would cause the AUM that was reported as of December 31, 2013 to be reduced by 0.1%.

(4)

Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 84-90% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM. The data presented in the table above differs from data provided in filings prior to September 30, 2012, as the previously reported contributions data represented only that subset of members for whom we received salary data.

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

Costs and Expenses

Employee compensation and related expenses represent our largest expense and include wages expense, cash incentive compensation expense, benefits expenses, employer payroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including non-cash stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. While we expect our headcount to increase over time, we believe that the economies of scale in our business model can allow us to grow our compensation and related expenses at a lower rate than revenue. We anticipate granting equity awards to board members and certain of our employees each year that may result in significant non-cash stock-based compensation expense. The largest events typically occur in the first and fourth quarters, although significant awards may also be granted at other times. We anticipate providing annual compensation increases to certain of our employees each year, typically in the second quarter, that may result in an increase primarily to wages and cash incentive compensation expenses.

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

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue.    Cost of revenue includes fees paid to plan providers for connectivity to plan and plan participant data, printed materials fulfillment costs for certain subadvisory relationships for which a portion are reimbursed, printed member materials, and employee-related costs for technical operations, advisor call center, operations implementations and portfolio management. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, and purchased materials. Costs for connectivity to plan and plan participant data are expected to increase proportionally with our professional management revenue, as well as by contractual increases in plan provider fees as a result of achieving certain milestones. The expenses included in cost of revenue are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our Consolidated Statements of Income. Amortization of internal use software, a portion of which relates to our cost of revenue, is not included in cost of revenue but is reflected as a separate line item in our statement of income.

Research and Development.    Research and development expense includes costs associated with defining and specifying new features and ongoing enhancement to our Advice Engines and other aspects of our service offerings, financial research, quality assurance, related administration and other costs that do not qualify for capitalization. Costs in this area are related primarily to employee compensation for our engineering, product development and investment research personnel and associated expenses and, to a lesser extent, external consulting expenses, which relate primarily to support and maintenance of our existing services.

Sales and Marketing.    Sales and marketing expense includes costs associated with provider and sponsor relationship management, provider and sponsor marketing, direct sales, product marketing customer experience, public relations and printing of, and postage for, marketing materials for direct advisory relationships, including amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs.

General and Administrative.    General and administrative expense includes costs for finance, accounting, legal, compliance, risk management and administration. Costs in this area include employee compensation and related expenses and fees for consulting and professional services. We have incurred and we expect that we will continue to incur expenses as a result of becoming a public company for, among other things, SEC reporting and compliance, including compliance with the Sarbanes-Oxley Act of 2002, director compensation, insurance, and other similar expenses.

Amortization of Internal Use Software.    Amortization of internal use software expense includes engineering costs associated with (1) enhancing our advisory service platform and (2) developing internal systems for tracking member data, including AUM, member cancellations and other related member and customer experience statistics. Associated direct development costs are capitalized and amortized using the straight-line method over the estimated lives, typically two to four years, of the underlying technology. Costs in this area include employee compensation and related expenses, and fees for external consulting services.

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

Direct Response Advertising

Effective July 1, 2009, we commenced capitalization of advertising costs associated with direct advisory Active Enrollment campaigns, which caused a significant amount of costs to be capitalized for the years ended December 31, 2011, 2012 and 2013. Our advertising costs consist primarily of print materials associated with new member solicitations. Advertising costs that do not qualify as direct response advertising are expensed to sales and marketing at the first time the advertisement takes place. Effective July 1, 2009, we commenced capitalization of advertising costs associated with direct advisory Active Enrollment campaigns on a prospective basis as it was then determined that we had sufficient and verifiable historical patterns over a reasonable period to demonstrate probable future benefits of such campaigns.

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

We have developed forecasting methodologies that have a degree of reliability sufficient to reasonably estimate the future gross revenue stream associated with a given campaign. The significant estimates and judgments we use in our forecasting methodologies include average period of probable future benefits, change in AUM due to market performance, AUM cancellation rates, net contribution rates and estimated enrollment results for campaigns that have not yet been completed. We have estimated our period of probable future benefits by considering both the historical retention rate of our members while not exceeding the number of years over which we can accurately forecast future net revenues. The change in AUM due to market performance is an estimate of future stock market performance and its estimated relative effect on our AUM. AUM cancellation rate is defined as the rate at which assets will cancel out of the Professional Management program due to voluntary member terminations. A voluntary member termination is when a member contacts Financial Engines and terminates his or her membership in the Professional Management service. Involuntary cancellations (such as sponsor and employee terminations or rollovers) are captured in the net contribution rate. Net contribution rate is defined as the net amount assets will increase as a result of new contributions into the 401(k) plan less the amount assets will decrease as a result of disbursements from the 401(k) plan, as a result of involuntary cancellations. We have estimated AUM cancellation and contribution rates by analyzing their respective historical rates. We currently have assumed a probable period of future benefits of three years, no change in AUM due to market performance and a zero net contribution rate for the purpose of calculating estimated gross revenue. The realizability of the amounts of direct response advertising reported as assets are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising.

As of December 31, 2013, $9.7 million of advertising costs associated with direct advisory active choice enrollment campaigns were reported as assets. During the years ended December 31, 2011, 2012 and 2013, we capitalized $7.0 million, $6.6 million and $5.5 million, respectively, of direct response advertising costs. Advertising expense was $3.6 million, $5.9 million and $6.4 million for the years ended December 31, 2011, 2012 and 2013, respectively, of which direct response advertising amortization was $2.8 million, $5.2 million and $6.0 million, respectively. During the years ended December 31, 2011, 2012 and 2013, impairments to direct response advertising were immaterial.

The table below evaluates the sensitivity of two of our most significant estimates, namely average period of probable future benefits and assumed change in our AUM due to market performance, on the realizability of net capitalized direct response advertising costs as of December 31, 2013. This sensitivity analysis considered all historic and current year campaigns with a net capitalized balance as of December 31, 2013 under our current assumptions of a three-year average period of probable future benefits and 0% change in AUM due to market performance per year. The sensitivity table indicates the additional expense charges that would have been recorded as of December 31, 2013 if, effective January 1, 2013, we had assumed different levels of change in AUM due to market performance and assumed an estimated period of probable benefits other than 3 years.

Direct Response Advertising Sensitivity Analysis

Additional Expense (Impairments) to be Recognized

	Assumed Change in AUM due to Market Performance(1) (In thousands)
	-20%	-10%	0%	8%
Average Period of Probable Future Benefits:
1 year	$9,309	$9,145	$8,969	$8,830
2 years	3,398	2,996	2,794	2,700
3 years	198	32	—	—
4 years	55	—	—	—
5 years	43	—	—	—

(1)

Any comparable percentage change to AUM due to market performance, net contribution rate and AUM cancellation rate would have the same relative impact on the sensitivity analysis as they all directly impact member AUM.

Income Taxes

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

We record a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. We continually evaluate additional facts representing both positive and negative evidence in the determination of the realizability of the deferred tax assets, including scheduling of deferred tax liabilities and projected income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account all available evidence, including past operating results and our recent performance. In forecasting future taxable income we did not incorporate any marked improvement in our historical enrollment rates, voluntary cancellation rates or involuntary cancellation rates. Historical differences between forecast and actual taxable profits have not resulted in material adjustments to the recognition of our deferred tax assets. We are not relying on tax planning strategies to support the realization of our deferred tax assets. Rather, we are relying primarily on expected future taxable income to support the realizability of our deferred tax assets and to a much lesser degree, the reversal of existing taxable temporary differences. Furthermore, our deferred tax liabilities are of the same character and jurisdiction as the temporary differences giving rise to our deferred tax assets and will reverse in similar periods as the temporary differences giving rise to our deferred tax assets.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $0.3 million as of December 31, 2013 relating to the state of California as it is not more likely than not that we will be able to realize these assets prior to their expiration. As of December 31, 2013, the amount of pre-tax income we need to generate in future years in order to realize our deferred tax assets is approximately $44.1 million and $61.5 million with respect to approximately $15.4 million of federal related deferred tax assets and $6.9 million of state related net deferred tax assets, respectively.

All tax years since inception are open and may be subject to examination in one or more jurisdictions.

Stock-Based Compensation

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

	Year Ended December 31,
	2011	2012	2013
Expected life in years	6	6	6
Risk-free interest rate	1.72%	0.98%	1.41%
Volatility	47%	42%	36%
Dividend yield	—	—	0.4%

We use the “simplified” method in developing an estimate of expected term of stock options. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We estimate expected volatility based on a combination of the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. In February 2013, the Board of Directors declared our first quarterly cash dividend and effective the first quarter of 2013, the dividend yield includes the anticipated dividends to be paid in future periods. We anticipate paying quarterly cash dividends in the future. For periods through December 31, 2012, we did not declare or issue dividends and therefore the expected dividend yield was zero.

Stock-based compensation expense for performance stock units (PSUs) is based on the award’s fair value as of the grant date, as well as the estimated probability of achieving the objective performance criteria pre-established by the Compensation Committee of the Board of Directors. The stock-based compensation expense for PSUs is recognized as expense over the requisite service period under the graded-vesting attribution method, net of estimated forfeitures. Each PSU consists of two vesting cliffs, with sixty percent eligible to vest on December 31, 2015 and forty percent eligible to vest on December 31, 2017. Depending on performance against the target metrics, vesting will be between 0% and 140% of target value for each of the vesting cliffs. On a quarterly basis, the estimated probability of achieving the objective performance criteria is re-evaluated by management and the expense is adjusted accordingly at the end of each balance sheet period. The number of shares of our common stock issued to the award recipients at the end of each of the PSU vesting periods will be based on actual achievement results.

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

Results of Operations

The following tables set forth our results of operations. The period to period comparisons of financial results are not necessarily indicative of future results.

Comparison of the Years Ended December 31, 2012 and 2013

	Year Ended December 31,		Year Ended December 31,		Increase (Decrease)
	2012	2013	2012	2013	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	81%	85%	$150,872	$202,811	$51,939	34%
Platform	18	14	32,373	33,475	1,102	3
Other	1	1	2,577	2,672	95	4

Total revenue	100	100	185,822	238,958	53,136	29
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	38	38	70,025	91,990	21,965	31
Research and development	14	13	25,483	30,917	5,434	21
Sales and marketing	21	18	39,206	43,400	4,194	11
General and administrative	8	9	15,537	21,353	5,816	37
Amortization of internal use software	3	3	6,125	6,402	277	5

Total costs and expenses	84	81	156,376	194,062	37,686	24

Income from operations	16	19	29,446	44,896	15,450	52
Interest income, net	—	—	3	58	55	1,833
Other income (expense)	—	—	100	(13)	(113)	n/a

Income before income tax expense	16	19	29,549	44,941	15,392	52
Income tax expense	6	6	10,975	14,986	4,011	37

Net income	10%	13%	$18,574	$29,955	$11,381	61%

Revenue

Total revenue increased $53.1 million, or 29%, from $185.8 million for the year ended December 31, 2012 to $239.0 million for the year ended December 31, 2013. The increase was due primarily to growth in professional management revenue of $51.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Professional management revenue and platform revenue comprised 85% and 14%, respectively, of total revenue for the year ended December 31, 2013.

Professional Management Revenue

Professional management revenue increased $51.9 million, or 34%, from $150.9 million for the year ended December 31, 2012 to $202.8 million for the year ended December 31, 2013. The increase in professional management revenue for the year ended December 31, 2013 was due primarily to an increase in the average monthly total AUM used to calculate fees from approximately $57.0 billion for the year ended December 31, 2012 to approximately $77.3 billion for the year ended December 31, 2013. This increase in average monthly total AUM was driven primarily by increased net enrollment resulting from market appreciation, marketing campaigns and other ongoing member acquisitions, and contributions.

Platform Revenue

Platform revenue increased $1.1 million, or 3%, from $32.4 million for the year ended December 31, 2012 to $33.5 million for the year ended December 31, 2013. This increase was due primarily to service availability at new sponsors.

Other Revenue

Other revenue increased $0.1 million, or 4%, from $2.6 million for the year ended December 31, 2012 to $2.7 million for the year ended December 31, 2013. The increase in other revenue for the year ended December 31, 2013 was due primarily to an increase in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $37.7 million, or 24%, from $156.4 million for the year ended December 31, 2012 to $194.1 million for the year ended December 31, 2013. This increase was due to a $22.0 million increase in cost of revenue, exclusive of amortization of internal use software, a $5.4 million increase in research and development expense, a $4.2 million increase in sales and marketing expense, a $5.8 million increase in general and administrative expense and a $0.3 million increase in amortization of internal use software for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Across functional areas, wages, benefits and employer payroll tax expenses increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to headcount growth and annual compensation increases effective April 1, 2013. We expect wages, benefits and employer payroll tax expense to continue to increase for the year ended December 31, 2014 due to planned headcount growth and annual compensation increases. Rent expense, which is included in allocated facilities and corporate equipment expenses, increased across all functional areas for the year ended December 31, 2013 compared to the year ended December 31, 2012 due primarily to the commencement of our lease contract for our new Sunnyvale, California headquarters’ facility in mid-2012.

Non-cash stock-based compensation expense increased across all functional areas due primarily to equity awards granted to certain of our existing employees in mid-November 2012 and to certain of our existing non-executive employees in mid-November 2013. These awards vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods. The total expense value associated with the mid-November 2013 awards was $4.8 million, net of estimated forfeitures. In addition, we incurred expense associated with the 2013-2017 Long Term Incentive Program (LTIP), which we began expensing in May 2013, for the year ended December 31, 2013.

In February 2013, the Board of Directors amended and restated the Amended and Restated 2009 Stock Incentive Plan (the 2009 Stock Incentive Plan) and approved the LTIP thereunder. The changes to the 2009 Stock Incentive Plan were subsequently approved by stockholders in May 2013. Under the LTIP, we may grant performance stock units (PSUs) based on objective performance criteria pre-established by the Compensation Committee of the Board of Directors. In March 2013, the Compensation Committee granted PSUs under the

LTIP to certain executives, which had a fair value of $43.59 per share in May 2013. Further details on the changes to the 2009 Stock Incentive Plan and the LTIP are presented in the Proxy Statement filed on April 1, 2013. We recognize non-cash stock-based compensation expense under the graded-vesting attribution method. Each PSU consists of two vesting cliffs, with sixty percent eligible to vest on December 31, 2015 and forty percent eligible to vest on December 31, 2017. The expense associated with each vesting cliff will be straight-lined over its respective period beginning in May 2013, which will result in greater amounts of non-cash stock-based compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods. Depending on performance against the target metrics, vesting will be between 0% and 140% of target value for each of the vesting cliffs and the expense will be reviewed and adjusted based on management forecasts at the end of each balance sheet period. Assuming 100% achievement against the objective performance criteria, the total expense value of these PSUs would be approximately $13.2 million, as of the grant date, net of estimated forfeitures.

A portion of the total expense values presented above for the November 2013 awards and the LTIP awards will be recognized as stock-based compensation expense for the year ended December 31, 2014, and will be in addition to the amortization of both previously and subsequently granted stock awards, including other awards expected to be granted in 2014, utilizing the graded-vesting attribution method. We plan to continue to grant equity awards during the fiscal year 2014 to certain of our existing employees, new employees and board members.

Effective January 1, 2013, employee-related expenses for a senior executive are included in general and administrative and no longer included in sales and marketing due to changes both in his responsibilities and compensation structure. This represented a significant portion of the increase in employee-related expenses for the year ended December 31, 2013 within general and administrative, and a corresponding offset to the increase in employee-related expense within sales and marketing.

In August 2013, we entered into a new operating lease amendment for our Phoenix, Arizona facility with $3.4 million in total future minimum payments through January 2020. We do not expect this new lease amendment to materially increase future rent expense.

In February 2014, the Board of Directors approved a total expense value of $4.6 million of stock options and RSUs, net of estimated forfeitures, to be granted to certain executives in February 2014. These awards will vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $22.0 million, or 31%, from $70.0 million for the year ended December 31, 2012 to $92.0 million for the year ended December 31, 2013. This increase was due primarily to an increase of $16.1 million in fees paid to plan providers for connectivity to plan and plan participant data resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones for the year ended December 31, 2013 compared to the year ended December 31, 2012. Wages, benefits, employer payroll taxes and allocated human resources expenses increased $2.8 million, and allocated facilities and corporate equipment expenses, including rent expense, increased $0.5 million for the year ended December 31, 2013. Cash incentive compensation increased $0.4 million, due primarily to headcount growth for the year ended December 31, 2013, and non-cash stock-based compensation expense increased $0.7 million. In addition, there was an increase in printed marketing materials for subadvisory relationships and printed member materials of $0.7 million, due primarily to a revised agreement with one of our subadvisory plan providers for which we are now incurring printed materials costs, as well as an increase in the volume of subadvisory participants receiving our printed campaign and member materials. Consulting and professional services expenses increased $0.4 million, travel expenses increased $0.2 million and other expenses, such as other employee and equipment related expenses, increased $0.2 million. As a percentage of revenue, cost of revenue remained constant at 38% for the years ended December 31, 2012 and 2013.

Research and Development

Research and development expense increased $5.4 million, or 21%, from $25.5 million for the year ended December 31, 2012 to $30.9 million for the year ended December 31, 2013. There was a $1.3 million increase in wages, benefits, employer payroll taxes and allocated human resources expenses for the year ended December 31, 2013, as well as an increase in non-cash stock-based compensation expense of $1.6 million. There was also a $0.5 million increase in cash incentive compensation, due primarily to headcount growth for the year ended December 31, 2013. There was a $1.1 million decrease in the amount of internal use software capitalized as more developer hours were dedicated to updating and maintaining existing core services resulting in an increase to expenses for the year ended December 31, 2013. There was also an increase in consulting and professional services expenses of $0.5 million, due primarily to a consulting project related to improving product release efficiency, and an increase in equipment-related expenses of $0.2 million, due primarily to capital expenditures related to the new headquarters’ facility. In addition, there was an increase in allocated facilities and corporate equipment expenses, including rent expense, of $0.1 million and other expenses, such as recruiting and relocation, of $0.1 million. As a percentage of revenue, research and development expense decreased from 14% for the year ended December 31, 2012 to 13% for the year ended December 31, 2013. The decrease as a percentage of revenue was due primarily to wages, benefits, employer payroll taxes and allocated human resources expenses increasing at a slower rate than revenue, partially offset by the decrease in capitalized internal use software growing at a faster rate than revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $4.2 million, or 11%, from $39.2 million for the year ended December 31, 2012 to $43.4 million for the year ended December 31, 2013. There was a $2.5 million increase in wages, benefits, employer payroll taxes and allocated human resources expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012, as well as a $1.2 million increase in non-cash stock-based compensation expense and a $0.2 million increase in amortized commission expense. There was a $0.5 million increase in advisory printed enrollment materials expense for the year ended December 31, 2013, due primarily to an increase in amortization for direct response advertising. There was an increase in allocated facilities and corporate equipment expenses, including rent expense, of $0.4 million, an increase in general marketing programs of $0.4 million, an increase in recruiting expense of $0.2 million and an increase in other expenses, such as equipment-related expenses, of $0.2 million. These increases were offset by a decrease in cash incentive expense of $0.8 million due primarily to as a result of a senior executive’s compensation expense included in general and administrative expense effective January 1, 2013 and a small number of employee terminations, as well as a $0.6 million decrease in consulting expenses related primarily to a customer experience design project which occurred for the year ended December 31, 2012. As a percentage of revenue, sales and marketing expense decreased from 21% for the year ended December 31, 2012 to 18% for the year ended December 31, 2013. The decrease as a percentage of revenue was due to wages, benefits, employer payroll taxes and allocated human resources expenses, as well as cash incentive compensation expenses, increasing at a slower rate than revenue.

General and Administrative

General and administrative expense increased $5.8 million, or 37%, from $15.5 million for the year ended December 31, 2012 to $21.4 million for the year ended December 31, 2013. There was a $2.4 million increase in non-cash stock-based compensation expense for the year ended December 31, 2013, as well as an increase in wages, benefits, employer payroll taxes and allocated human resources expenses of $1.4 million. In addition, there was an increase in consulting and professional services expenses of $0.7 million, due primarily to a system conversion project as well as increased public company expenses. There was also a $0.6 million increase in cash incentive compensation, due primarily to a senior executive’s compensation expense included in general and administrative expense effective January 1, 2013. There was an increase in allocated facilities and corporate equipment expenses, including rent expense, of $0.2 million, an increase in equipment expense of $0.2 million, and an increase in travel and other expenses of $0.3 million for the year ended December 31, 2013. As a percentage of revenue, general and administrative expense increased from 8% for the year ended December 31, 2012 to 9% for the year ended December 31, 2013. The increase as a percentage of revenue was due primarily to a faster increase in non-cash stock-based compensation expenses relative to the increase in revenue during the same period.

Amortization of Internal Use Software

Amortization of internal use software increased $0.3 million, or 5%, from $6.1 million for the year ended December 31, 2012 to $6.4 million for the year ended December 31, 2013, due primarily to the amortization of historically higher capitalized costs.

Income Taxes

Income tax expense increased from $11.0 million for the year ended December 31, 2012 to $15.0 million for the year ended December 31, 2013. Our effective tax rates were 37% and 33% for the year ended December 31, 2012 and 2013, respectively. The decrease in our effective tax rate was due primarily to the release of a portion of our state of California valuation allowances of $1.1 million as well as the reinstatement of the federal research and development credit. We expect to see an effective tax rate of approximately 40%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of December 31, 2013, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and to partially realize our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $0.3 million as of December 31, 2013 relating to net operating losses for the State of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

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

Across functional areas, wages, benefits and employer payroll taxes increased for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to headcount growth and annual compensation increases effective April 1, 2012. Rent expense, which is included in allocated overhead expenses, increased across all functional areas for the year ended December 31, 2012 compared to the year ended December 31, 2011 due primarily to the commencement of our lease contract for our new Sunnyvale, California headquarters’ facility. For the year ended December 31, 2012, we incurred increased rent expense beginning April 1, 2012 associated with our new headquarters’ facility. In addition, we incurred rent expense through our lease termination date of August 31, 2012 associated with our prior headquarters’ facility lease.

Non-cash stock-based compensation expense increased across all functional areas due primarily to equity awards granted to certain of our existing employees in mid-November 2012. Substantially all of these awards will vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods. The aggregate expense value of the mid-November 2012 awards was $12.7 million.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $20.3 million, or 41%, from $49.7 million for the year ended December 31, 2011 to $70.0 million for the year ended December 31, 2012. This increase was due primarily to an increase of $15.0 million in fees paid to plan providers for connectivity to plan and plan participant data resulting from an increase in professional management revenue, as well as contractual increases in plan provider fees as a result of achieving certain AUM milestones for the year ended December 31, 2012 compared to the year ended December 31, 2011. In addition, there was an increase in printed marketing materials for subadvisory relationships and printed member materials of $2.8 million, due primarily to a revised agreement with one of our subadvisory plan providers for which we are now incurring printed materials costs, as well as an increase in the volume of subadvisory participants receiving our printed campaign and member materials this quarter. Wages, benefits and employer payroll taxes increased $1.0 million and overhead allocated expenses, including rent expense, increased $1.0 million for the year ended December 31, 2012. Non-cash stock based compensation expense increased $0.6 million, and production and internet expenses increased $0.2 million. These increases were offset by a decrease in equipment related expenses and increase in expenses capitalized for direct response advertising of $0.2 million and $0.1 million, respectively, for the year ended December 31, 2012. As a percentage of revenue, cost of revenue increased from 35% for the year ended December 31, 2011 to 38% for the year ended December 31, 2012 due primarily to an increase in fees paid to plan providers for connectivity to plan and plan participant data related to the achievement of certain contractual AUM based milestones and an increase in subadvisory campaign printed materials costs of which a portion is reimbursed by the applicable plan provider and classified as other revenue, partially offset by a slower increase in wages expense relative to the increase in revenue during the same period.

Research and Development

Research and development expense increased $4.3 million, or 20%, from $21.2 million for the year ended December 31, 2011 to $25.5 million for the year ended December 31, 2012. There was an increase in overhead allocated expenses, including rent expense, of $1.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. In addition, there was a $1.4 million increase in wages, benefits and employer payroll taxes for the year ended December 31, 2012, as well as an increase in non-cash stock-based compensation expense of $1.1 million. There was also an increase in equipment-related expenses of $0.2 million, due primarily to capital expenditures related to the new headquarters’ facility as well as an increase in consulting expense of $0.2 million. These increases were offset by a $0.3 million increase in expenses capitalized for internal use software projects for the year ended December 31, 2012 compared to the year ended December 31, 2011. As a percentage of revenue, research and development expense decreased from 15% for the year ended December 31, 2011 to 14% for the year ended December 31, 2012. The decrease as a percentage of revenue was due primarily to a slower increase in employee-related expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $8.5 million, or 28%, from $30.7 million for the year ended December 31, 2011 to $39.2 million for the year ended December 31, 2012. There was a $2.6 million increase in advisory printed enrollment materials expense for the year ended December 31, 2012 compared to the year ended December 31, 2011, due primarily to an increase in the volume of printed marketing campaigns. Additionally, there was a $2.1 million increase in wages, benefits and employer payroll taxes for the year ended December 31, 2012, as well as a $1.2 million increase in non-cash stock-based compensation expense and a $0.3 million increase in amortized commission expense. These increases were offset by a decrease in cash incentive expense of $0.3 million. There was an increase in overhead allocated expenses, including rent expense, of $1.3 million for the year ended December 31, 2012. There also was a $1.1 million increase in consulting expenses related primarily to a customer experience design project, as well as an increase in travel expenses of $0.2 million and equipment-related expense of $0.1 million for the year ended December 31, 2012. These increases were offset by a decrease in general marketing and programs expenses of $0.4 million. As a percentage of revenue, sales and marketing expense remained constant at 21% for the years ended December 31, 2011 and 2012.

General and Administrative

General and administrative expense increased $2.0 million, or 15%, from $13.5 million for the year ended December 31, 2011 to $15.5 million for the year ended December 31, 2012. There was a $1.5 million increase in non-cash stock-based compensation expense for the year ended December 31, 2012, as well as an increase in wages, benefits and employer payroll tax expense of $0.5 million. In addition, there was an increase in overhead allocated expenses, including rent expense, of $0.4 million for the year ended December 31, 2012. These increases were offset by a decrease in costs to support operations as a public company of $0.3 million and a decrease in recruiting expenses of $0.1 million. As a percentage of revenue, general and administrative expense decreased from 9% for the year ended December 31, 2011 to 8% for the year ended December 31, 2012. The decrease as a percentage of revenue was due primarily to a slower increase in expenses to support operations as a public company relative to the increase in revenue during the same period.

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

Quarterly Results of Operations

The following table sets forth our unaudited quarterly condensed consolidated statements of income data for the eight quarters ended December 31, 2013. The data have been prepared on the same basis as the audited consolidated financial statements and related notes, and you should read the following tables together with such financial statements. The quarterly results of operations include all necessary adjustments, consisting of only normal recurring adjustments that we consider necessary for a fair presentation of this data. Results of interim periods are not necessarily indicative of results for the entire year and are not necessarily indicative of future results.

Our professional management revenue generally increased sequentially in each of the quarters presented as a result of AUM growth driven primarily by a combination of net new enrollment resulting from marketing campaigns and other ongoing member acquisitions, market appreciation and contributions. Platform revenue has generally been flat in recent quarters.

Total costs and expenses have fluctuated both in absolute dollars and percentage of revenue from quarter to quarter due primarily to increases in fees paid to plan providers for connectivity to plan and plan participant data, employee-related expenses related to headcount growth and compensation increases, non-cash stock-based compensation expenses, and increased facilities expenses. Cost of revenue generally increased in absolute dollars for each quarter presented as a result of increased data connectivity fees.

	For the Three Months Ended
Condensed Consolidated Statements of Income Data:	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(In thousands, except per share data, unaudited)
Revenue:
Professional management	$32,869	$35,188	$39,582	$43,233	$45,454	$48,501	$52,498	$56,358
Platform	8,262	8,249	8,253	7,609	8,049	8,454	8,484	8,488
Other	580	849	611	537	362	825	1,103	382

Total revenue	41,711	44,286	48,446	51,379	53,865	57,780	62,085	65,228

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	15,316	17,309	18,798	18,602	19,928	22,546	24,643	24,873
Research and development	6,139	6,081	6,496	6,767	7,624	7,643	7,260	8,390
Sales and marketing	9,259	9,461	10,440	10,046	10,353	10,910	10,429	11,708
General and administrative	3,811	3,807	3,653	4,266	4,818	5,147	5,402	5,986
Amortization of internal use software	1,472	1,530	1,558	1,565	1,637	1,723	1,633	1,409

Total costs and expenses	35,997	38,188	40,945	41,246	44,360	47,969	49,367	52,366

Income from operations	5,714	6,098	7,501	10,133	9,505	9,811	12,718	12,862
Interest income (expense)	—	4	(5)	4	3	7	19	29
Other income (expense)	—	—	—	100	—	—	(10)	(3)

Income before income taxes	5,714	6,102	7,496	10,237	9,508	9,818	12,727	12,888
Income tax expense	2,202	2,279	2,718	3,776	3,316	3,475	4,581	3,614

Net income	$3,512	$3,823	$4,778	$6,461	$6,192	$6,343	$8,146	$9,274

Net income per share :
Basic	$0.08	$0.08	$0.10	$0.14	$0.13	$0.13	$0.16	$0.18
Diluted	$0.07	$0.08	$0.10	$0.13	$0.12	$0.12	$0.15	$0.17
Non-GAAP Financial Data:
Adjusted EBITDA(1)	$11,691	$12,308	$14,311	$17,499	$16,730	$17,799	$21,427	$23,339
Adjusted Net Income(2)	$5,037	$5,377	$6,334	$8,236	$7,917	$8,456	$10,761	$11,903
Adjusted Earnings Per Share(2)	$0.10	$0.11	$0.13	$0.16	$0.15	$0.16	$0.20	$0.22

(1)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	For the Three Months Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(In thousands, unaudited)
Net income	$3,512	$3,823	$4,778	$6,461	$6,192	$6,343	$8,146	$9,274
Interest expense (income)	—	(4)	5	(4)	(3)	(7)	(19)	(29)
Income tax expense	2,202	2,279	2,718	3,776	3,316	3,475	4,581	3,614
Depreciation	588	609	878	1,009	949	972	967	1,136
Amortization of internal use software	1,378	1,429	1,456	1,463	1,533	1,612	1,534	1,328
Amortization of direct response advertising	1,080	1,222	1,393	1,454	1,479	1,491	1,521	1,503
Amortization of deferred sales commissions	463	436	565	468	472	495	465	437
Stock-based compensation expense	2,468	2,514	2,518	2,872	2,792	3,418	4,232	6,076

Adjusted EBITDA	$11,691	$12,308	$14,311	$17,499	$16,730	$17,799	$21,427	$23,339

(2)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	For the Three Months Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(In thousands, except per share data, unaudited)
Net income	$3,512	$3,823	$4,778	$6,461	$6,192	$6,343	$8,146	$9,274
Stock-based compensation expense, net of tax (1)	1,525	1,554	1,556	1,775	1,725	2,113	2,615	3,754
Release of valuation allowance	—	—	—	—	—	—	—	(1,125)

Non-GAAP Adjusted Net Income	$5,037	$5,377	$6,334	$8,236	$7,917	$8,456	$10,761	$11,903

Non-GAAP Adjusted Earnings Per Share	$0.10	$0.11	$0.13	$0.16	$0.15	$0.16	$0.20	$0.22

Shares of common stock outstanding	46,074	46,437	46,889	47,552	48,282	49,201	49,934	50,599
Dilutive stock options, RSUs and PSUs	3,844	3,521	3,305	3,209	3,158	2,885	2,748	2,499

Non-GAAP adjusted common shares outstanding	49,918	49,958	50,194	50,761	51,440	52,086	52,682	53,098

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation expense for all periods presented.

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

Our management uses Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as measures of operating performance, for planning purposes (including the preparation of annual budgets), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our Board of Directors concerning our financial performance. Adjusted EBITDA, among other factors, was used for the year ended December 31, 2013 and will be used for the year ended December 31, 2014 when determining cash incentive compensation for employees, including management.

We also present Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as supplemental performance measures because we believe that these measures provide our Board of Directors, management and investors with additional information to measure our performance. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in income taxes, the age and book depreciation of fixed assets (affecting relative depreciation expense) and amortization of internal use software, direct response advertising and commissions, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Management also believes it is useful to exclude non-cash stock-based compensation expense from Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share because non-cash equity awards made at a certain price and point in time, as well as certain other items such as the income tax benefit from the release of valuation allowances, do not necessarily reflect how our business is performing at any particular time.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted EBITDA	2011	2012	2013
	(In thousands, unaudited)
Net income	$15,145	$18,574	$29,955
Interest income, net	(10)	(3)	(58)
Income tax expense	7,900	10,975	14,986
Depreciation	2,191	3,084	4,024
Amortization of internal use software	5,577	5,726	6,007
Amortization and impairment of direct response advertising	2,734	5,149	5,994
Amortization of deferred sales commissions	1,423	1,932	1,869
Stock-based compensation	5,823	10,372	16,518

Non-GAAP Adjusted EBITDA	$40,783	$55,809	$79,295

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted Net Income	2011	2012	2013
	(In thousands, except per share data, unaudited)
Net income	$15,145	$18,574	$29,955
Stock-based compensation, net of tax (1)	3,598	6,410	10,207
Income tax benefit from release of valuation allowance	(160)	—	(1,125)

Non-GAAP Adjusted Net Income	$18,583	$24,984	$39,037

Non-GAAP Adjusted Earnings Per Share	$0.38	$0.50	$0.75

Shares of common stock outstanding	44,820	46,741	49,512
Dilutive stock options, RSUs and PSUs	4,587	3,470	2,823

Non-GAAP adjusted common shares outstanding	49,407	50,211	52,335

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation expense for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparison of the years ended December 31, 2011, 2012 and 2013 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash, cash equivalents and short-term investments and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of December 31, 2013, we had total cash, cash equivalents and short-term investments of $246.0 million, compared to $181.2 million as of December 31, 2012.

Cash Flows

The following table presents information regarding our cash flows, cash and cash equivalents for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Net cash provided by operating activities	$25,163	$38,086	$59,258
Net cash used in investing activities	(8,506)	(16,742)	(129,090)
Net cash provided by financing activities	13,408	14,885	14,604

Net increase in cash and cash equivalents	$30,065	$36,229	$(55,228)
Cash and cash equivalents, end of year	$145,002	$181,231	$126,003

Comparison of the Years Ended December 31, 2012 and 2013

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2013 was $59.3 million compared to net cash provided by operating activities of $38.1 million for the year ended December 31, 2012. Net cash provided by operating activities was the result of net income of $30.0 million for the year ended December 31, 2013, compared to net income of $18.6 million for the year ended December 31, 2012, plus adjustments for non-cash expenses. These non-cash adjustments include $16.5 million in amortization of non-cash stock-based compensation expense, $6.0 million in amortization of internal use software, $6.0 million in amortization of direct response advertising expense, $4.0 million of depreciation expense, $1.9 million in amortization of deferred commissions, $0.4 million for the provision for doubtful accounts and $(1.1) million in excess tax benefits associated with non-cash stock-based compensation. In addition, net cash provided by operating activities increased due to a $13.6 million decrease in deferred tax assets due to utilization of net operating loss carryforwards, a $6.5 million increase in accounts payable as expenses increased, a $1.9 increase in accrued cash incentive compensation due primarily to headcount growth, and a $0.7 million increase in deferred rent due to the commencement of our new Sunnyvale, California headquarters’ lease. These increases were offset by a $19.6 million increase in accounts receivable due primarily to growth in member fees, $5.5 million capitalized for qualified direct response advertising costs, a $1.3 million increase in other assets primarily related to deferred commission capitalization, a $0.4 million decrease in deferred revenue and a $0.3 million increase in other expenses.

We anticipate paying an estimated $10.3 million in annual cash incentive compensation in February 2014.

Investing Activities

Net cash used in investing activities was $129.1 million for the year ended December 31, 2013 compared to $16.7 million for the year ended December 31, 2012. For the year ended December 31, 2013, we used $140.1 million for the purchase of short-term investments, offset by maturities of $20.0 million. For the year ended December 31, 2013, we used $5.5 million for the purchase of property and equipment compared to $11.9 million for the year ended December 31, 2012. This decrease was due primarily to furniture and equipment expenditures related to the new headquarters’ facility during the year ended December 31, 2012. For the year ended December 31, 2013, we capitalized $4.3 million of internal use software costs compared to $5.4 million for the year ended December 31, 2012, as more developer hours were dedicated to updating and maintaining existing core services for the year ended December 31, 2013. We expect to have ongoing capital expenditure requirements to support technical operations and other infrastructure needs, and expect to fund this investment with our existing cash and cash equivalents. For the year ended December 31, 2013, there was $0.8 million of cash that became unrestricted as our bank removed the collateral requirements associated with the letters of credit related to our operating facilities. For the year ended December 31, 2012, $0.6 million of cash became unrestricted upon the release of the security deposit related to the prior headquarters’ facility.

Financing Activities

Net cash provided by financing activities was $14.6 million for the year ended December 31, 2013 compared to $14.9 million for the year ended December 31, 2012. For the year ended December 31, 2013, we received $24.4 million of net proceeds from the issuance of common stock upon the exercise of stock options compared to $13.6 million for the year ended December 31, 2012. We also incurred cash payments of $3.5 million associated with net share settlements for non-cash stock-based awards minimum tax withholdings for the year ended December 31, 2013 compared to $0.7 million for the year ended December 31, 2012 related to annual vesting of restricted stock units.

Prior to fiscal 2013, we did not pay any cash dividends on our common stock. For the year ended December 31, 2013, we incurred $7.4 million of cash dividend payments. Based on the shares outstanding as of January 31, 2014 of 51,004,477 and assuming a $0.06 per share quarterly dividend for 2014, we would estimate dividend payments to total approximately $11.7 million for the year ended December 31, 2014. We currently expect to pay comparable cash dividends on a quarterly basis in the future. However, any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

For the year ended December 31, 2014, we expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees that vest in the year ended December 31, 2014, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting dates. Based on the fair value of our common stock on December 31, 2013 of $69.48 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $4.3 million, net of estimated forfeitures, during the year ended December 31, 2014.

Comparison of the Years Ended December 31, 2011 and 2012

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 was $38.1 million compared to net cash provided by operating activities of $25.2 million for the year ended December 31, 2011. Net cash provided by operating activities was the result of net income of $18.6 million for the year ended December 31, 2012, compared to net income of $15.1 million for the year ended December 31, 2011, plus adjustments for non-cash expenses. These non-cash adjustments include $10.4 million in amortization of non-cash stock-based compensation expense, $5.7 million in amortization of internal use software, $5.1 million in amortization of direct response advertising expense, $3.1 million of depreciation expense, $1.9 million in amortization of deferred commissions, a $0.3 million increase in the provision for doubtful accounts and a $2.0 million increase in excess tax benefit associated with non-cash stock-based compensation. In addition, net cash provided by operating activities increased due to a $8.6 million decrease in deferred tax assets due to utilization of net operating loss carryforwards, a $6.8 million increase in accounts payable, and a $6.3 million increase in deferred rent due to the commencement of our new Sunnyvale, California headquarters’ lease, offset by a $14.4 million increase in accounts receivable due primarily to growth in member fees, $6.5 million capitalized for qualified direct response advertising costs, a $2.6 million increase in other assets primarily related to deferred commission capitalization, a $2.2 million decrease in deferred revenue and a $1.0 decrease in accrued cash incentive compensation resulting from achieving higher incentive thresholds under our cash incentive compensation plan for the year ended December 31, 2011 compared to the year ended December 31, 2012.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	Years 1-3	Years 3-5	More than 5 Years
	(In thousands)
Operating leases (including capital tenant improvements) and capital leases (1)	$24,208	$4,064	$7,206	$7,401	$5,537
Purchase obligations	$923	$303	$410	$210	$—

(1)	As of December 31, 2013, we lease facilities under non-cancelable operating leases expiring at various dates through 2020.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had or will have a material effect on our operating results or financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk.    Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the year ended December 31, 2013,

85% of our revenue was derived from fees based on the market value of AUM compared to 81% for the year ended December 31, 2012. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2013. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

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

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors — Directors and Nominees” and “Election of Directors — Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2014 Annual Meeting of Stockholders to be held on May 20, 2014 (or the Proxy Statement), which will be filed with the SEC no later than 120 days after December 31, 2013.

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

The following chart sets forth certain information as of December 31, 2013, with respect to our equity compensation plans, specifically our 1998 Stock Plan and our 2009 Stock Incentive Plan. Each of the 1998 Stock Plan and the 2009 Stock Incentive Plan has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,918,890	$18.79	2,759,230	(1)

Equity compensation plans not approved by security holders	—	—	—

	3,918,890	$18.79	2,759,230	(1)

(1)

The 2,759,230 shares are reserved for issuance under the 2009 Stock Incentive Plan as of December 31, 2013. The 2009 Stock Incentive Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. The number of shares reserved for issuance under the 2009 Stock Incentive Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1998 Stock Plan that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 1998 Stock Plan.

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

10.2#	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed May 28, 2013 and incorporated herein by reference).

10.3#

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

Exhibit Number	Description

10.20#

Form of Amended and Restated 2009 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.21#

Form of Amended and Restated 2009 Stock Incentive Plan Performance Stock Unit Award Agreement (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed May 28, 2013 and incorporated herein by reference).

10.22#	Financial Engines, Inc. 2014 Executive Cash Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed May 28, 2013 and incorporated herein by reference).

10.23#

Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement 2013 One-Year Vesting (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.24#

Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement 2013 Two-Year Vesting (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.25#

Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement Vesting December 31, 2015 (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.26#

Form of 2009 Stock Incentive Plan Restricted Stock Option Agreement Vesting December 31, 2015 (filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.27#	Financial Engines, Inc. 2013 Executive Individual Performance Factor Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 14, 2013 and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 69).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.

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

Date: February 20, 2014

FINANCIAL ENGINES, INC.

/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ Raymond J. Sims
Raymond J. Sims
Executive Vice President, Chief Financial Officer & Chief Risk Officer (Duly authorized officer and principal financial officer)

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

Name	Title	Date

/s/ Jeffrey N. Maggioncalda Jeffrey N. Maggioncalda	Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2014

/s/ Raymond J. Sims Raymond J. Sims	Executive Vice President, Chief Financial Officer & Chief Risk Officer (Principal Financial Officer)	February 20, 2014

/s/ Jeffrey C. Grace Jeffrey C. Grace	Vice President and Controller (Principal Accounting Officer)	February 20, 2014

/s/ Paul G. Koontz Paul G. Koontz	Chairman	February 20, 2014

/s/ E. Olena Berg-Lacy E. Olena Berg-Lacy	Director	February 20, 2014

/s/ Heidi K. Fields Heidi K. Fields	Director	February 20, 2014

/s/ Blake R. Grossman Blake R. Grossman	Director	February 20, 2014

/s/ Joseph A. Grundfest Joseph A. Grundfest	Director	February 20, 2014

/s/ Robert A. Huret Robert A. Huret	Director	February 20, 2014

/s/ John B. Shoven John B. Shoven	Director	February 20, 2014

/s/ David B. Yoffie David B. Yoffie	Director	February 20, 2014

Exhibit Index

Exhibit Number	Description

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

10.2#	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed May 28, 2013 and incorporated herein by reference).

10.3#

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

10.21#

Form of Amended and Restated 2009 Stock Incentive Plan Performance Stock Unit Award Agreement (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed May 28, 2013 and incorporated herein by reference).

10.22#	Financial Engines, Inc. 2014 Executive Cash Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed May 28, 2013 and incorporated herein by reference).

10.23#

Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement 2013 One-Year Vesting (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.24#

Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement 2013 Two-Year Vesting (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

Exhibit Number	Description

10.25#

Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement Vesting December 31, 2015 (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.26#

Form of 2009 Stock Incentive Plan Restricted Stock Option Agreement Vesting December 31, 2015 (filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.27#	Financial Engines, Inc. 2013 Executive Individual Performance Factor Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 14, 2013 and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 69).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.
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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Financial Engines, Inc.:

We have audited the accompanying consolidated balance sheets of Financial Engines, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Financial Engines, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Financial Engines, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Engines, Inc. and subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Financial Engines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the COSO.

/s/    KPMG LLP

Santa Clara, California

February 20, 2014

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2013

	December 31,
	2012	2013
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$181,231	$126,003
Short-term investments	—	120,027
Accounts receivable, net of allowances of $102 in 2012 and $124 in 2013	44,627	63,805
Prepaid expenses	3,093	3,271
Deferred tax assets	15,293	17,363
Other current assets	3,647	3,326

Total current assets	247,891	333,795
Property and equipment, net	13,366	15,273
Internal use software, net	10,339	8,530
Long-term deferred tax assets	20,639	4,989
Direct response advertising, net	10,236	9,717
Other assets	4,362	3,377

Total assets	$306,833	$375,681

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,008	$20,801
Accrued compensation	12,279	14,138
Deferred revenue	7,831	7,868
Dividend payable	—	2,540
Other current liabilities	260	959

Total current liabilities	35,378	46,306
Long-term deferred revenue	1,166	714
Long-term deferred rent	6,653	6,644
Other liabilities	250	131

Total liabilities	43,447	53,795

Contingencies (see note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 10,000 authorized as of December 31, 2012 and 2013; None issued or outstanding as of December 31, 2012 and 2013	—	—
Common stock, $0.0001 par value — 500,000 authorized as of December 31, 2012 and 2013; 47,915 and 50,890 shares issued and outstanding at December 31, 2012 and 2013, respectively	5	5
Additional paid-in capital	323,448	361,955
Accumulated deficit	(60,067)	(40,074)

Total stockholders’ equity	263,386	321,886

Total liabilities and stockholders’ equity	$306,833	$375,681

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2011, 2012, and 2013

	2011	2012	2013
	(In thousands, except per share data)
Revenue:
Professional management	$108,215	$150,872	$202,811
Platform	32,891	32,373	33,475
Other	2,979	2,577	2,672

Total revenue	144,085	185,822	238,958

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	49,717	70,025	91,990
Research and development	21,182	25,483	30,917
Sales and marketing	30,710	39,206	43,400
General and administrative	13,518	15,537	21,353
Amortization of internal use software	5,923	6,125	6,402

Total costs and expenses	121,050	156,376	194,062

Income from operations	23,035	29,446	44,896
Interest income, net	10	3	58
Other income (expense)	—	100	(13)

Income before income taxes	23,045	29,549	44,941
Income tax expense	7,900	10,975	14,986

Net and comprehensive income	15,145	18,574	29,955

Dividends declared per share of common stock	$—	$—	$0.20
Net income per share attributable to holders of common stock
Basic	$0.34	$0.40	$0.61
Diluted	$0.31	$0.37	$0.57
Shares used to compute net income per share attributable to holders of common stock
Basic	44,783	46,741	49,512
Diluted	49,407	50,211	52,335

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011, 2012 and 2013

			Additional	Deferred		Total
	Common stock		paid-in	stock	Accumulated	stockholders’
	Shares	Amount	capital	compensation	deficit	equity
	(In thousands, except share data)
Balance, January 1, 2011	43,116,178	4	279,038	(36)	(93,786)	185,220
Issuance of common stock upon exercise of options, net	2,738,418	1	14,102	—	—	14,103
Net share settlements for stock-based minimum tax withholdings	(70,744)	—	(1,718)	—	—	(1,718)
Amortization of deferred stock-based compensation under the intrinsic value method	—	—	—	36	—	36
Stock-based compensation under the fair value method	—	—	5,751	—	—	5,751
Excess tax benefit associated with stock-based compensation	—	—	1,023	—	—	1,023
Net income	—	—	—	—	15,145	15,145

Balance, December 31, 2011	45,783,852	5	298,196	—	(78,641)	219,560
Issuance of common stock upon exercise of options, net	2,086,590	—	13,644	—	—	13,644
Vested restricted stock units converted to shares	71,283	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(26,676)	—	(699)	—	—	(699)
Stock-based compensation under the fair value method	—	—	10,345	—	—	10,345
Excess tax benefit associated with stock-based compensation	—	—	1,962	—	—	1,962
Net income	—	—	—	—	18,574	18,574

Balance, December 31, 2012	47,915,049	$5	$323,448	$—	$(60,067)	$263,386
Issuance of common stock upon exercise of options, net	2,880,561	—	24,420	—	—	24,420
Vested restricted stock units converted to shares	152,249	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(57,369)	—	(3,473)	—	—	(3,473)
Stock-based compensation under the fair value method	—	—	16,415	—	—	16,415
Cash dividends declared ($0.20 per share)	—	—	—	—	(9,962)	(9,962)
Excess tax benefit associated with stock-based compensation	—	—	1,145	—	—	1,145
Net income	—	—	—	—	29,955	29,955

Balance, December 31, 2013	50,890,490	$5	$361,955	$—	$(40,074)	$321,886

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2012, and 2013

	2011	2012	2013
	(In thousands)
Cash flows from operating activities:
Net income	$15,145	$18,574	$29,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,191	3,084	4,024
Amortization of internal use software	5,577	5,726	6,007
Stock-based compensation	5,823	10,372	16,518
Amortization of deferred sales commissions	1,423	1,932	1,869
Amortization and impairment of direct response advertising	2,734	5,149	5,994
Amortization of discount on short-term investments	—	—	29
Provision for doubtful accounts	152	311	448
Loss on fixed asset disposal	—	20	—
Excess tax benefit associated with stock-based compensation	(1,023)	(1,962)	(1,145)
Changes in operating assets and liabilities:
Accounts receivable	(6,704)	(14,444)	(19,626)
Prepaid expenses	(206)	(85)	(177)
Deferred tax assets	6,566	8,648	13,579
Direct response advertising	(6,953)	(6,515)	(5,454)
Other assets	(3,026)	(2,631)	(1,321)
Accounts payable	3,333	6,844	6,510
Accrued compensation	(2,345)	(983)	1,859
Deferred revenue	2,274	(2,228)	(414)
Deferred rent	167	6,270	680
Other liabilities	35	4	(77)

Net cash provided by operating activities	25,163	38,086	59,258

Cash flows from investing activities:
Purchase of property and equipment	(2,922)	(11,903)	(5,470)
Capitalization of internal use software	(5,224)	(5,389)	(4,323)
Purchases of short-term investments	—	—	(140,056)
Maturities of short-term investments	—	—	20,000
Restricted cash	(360)	550	759

Net cash used in investing activities	(8,506)	(16,742)	(129,090)

Cash flows from financing activities:
Payments on capital lease obligations	—	(22)	(66)
Net share settlements for stock-based awards minimum tax withholdings	(1,718)	(699)	(3,473)
Excess tax benefit associated with stock-based compensation	1,023	1,962	1,145
Cash dividend payments	—	—	(7,422)
Proceeds from issuance of common stock	14,103	13,644	24,420

Net cash provided by financing activities	13,408	14,885	14,604

Net increase (decrease) in cash and cash equivalents	30,065	36,229	(55,228)
Cash and cash equivalents, beginning of year	114,937	145,002	181,231

Cash and cash equivalents, end of year	$145,002	$181,231	$126,003

Supplemental cash flows information:
Income taxes paid, net of refunds	$(194)	$194	$506
Interest paid	$6	$12	$9
Non-cash operating, investing and financing activities:
Purchase of property and equipment under capital lease	$—	$255	$34
Unpaid purchases of property and equipment	$250	$636	$1,063
Capitalized stock-based compensation for internal use software	$293	$353	$271
Capitalized stock-based compensation for direct response advertising	$44	$64	$76
Dividends declared but not yet paid	$—	$—	$2,540

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash and cash equivalents are comprised of cash held primarily in money market accounts.

Short-term Investments

Short-term investments consist of U.S. Treasury securities. The Company classifies its short-term investments as held-to maturity as the Company has the positive intent and ability to hold to maturity and they are carried at amortized cost. The Company evaluates the investments periodically for possible other-than-temporary impairment. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value, and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reports its short-term investments in U.S. Treasury securities at amortized cost at each reporting period. There have been no changes in the Company’s valuation techniques during the years ended December 31, 2012 and 2013. The Company began purchasing six-month and twelve–month U.S. Treasury securities in May 2013. The U.S. Treasury securities have maturity dates through December 2014. Both the money market funds and U.S. Treasury securities are classified as Level 1.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2012				As of December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds (4)	$179,433	$179,433	$—	$—	$113,599	$113,599	$—	$—
US Treasury Securities	$—	$—	$—	$—	$120,037	$120,037	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

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

(4)

Included in the December 31, 2012 money market balance is $0.8 million of long-term restricted cash, which was held in a money market account pledged as collateral for letters of credit issued in connection with certain operating lease contracts. As of September 30, 2013, the Company’s bank removed the collateral requirements associated with letters of credit related to the Company’s operating facilities.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents primarily in highly-rated money market funds, in which deposits may exceed federal deposit insurance limits. The Company maintains cash equivalents primarily in highly rated taxable and tax-exempt money market funds located in the U.S. and in various overseas locations.

The Company’s customers are concentrated in the United States of America. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company reviews the need for allowances for potential credit losses and such losses have been insignificant to date.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant customer information is as follows:

	December 31,	December 31,
	2012	2013
Percentage of accounts receivable:
JPMorgan	15%	14%
ING	—	11%

	Year Ended December 31,
	2011	2012	2013
Percentage of revenue:
JPMorgan	16%	13%	12%

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

Estimated Useful Lives in Years
Computer equipment	3.0
Computer software	2.0
Furniture, fixtures, and equipment	5.0
Leasehold improvements	life of the lease
Capital lease equipment	life of the lease

Internal Use Software

Certain direct development costs associated with internal use software are capitalized and include external direct consulting costs and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. Internal use software includes engineering costs associated with (1) enhancing the Company’s advisory service platform and (2) developing internal systems for tracking member data, including AUM, member cancellations and other related member statistics. The capitalized costs are amortized using the straight-line method over an estimated life of approximately two to four years, beginning when the asset is substantially ready for use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. A portion of internal use software relates to cost of revenue, as well as the Company’s other functional departments. However the Company is not able to meaningfully allocate the costs among cost of revenue and operations. Accordingly, amortization is presented as a separate line item on the accompanying Consolidated Statements of Income.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2011, 2012 and 2013, the Company capitalized $5.5 million, $5.7 million and $4.6 million, respectively, of development costs, including interest and stock compensation expense, relating to technology to be used to enhance the Company’s internal use software and advisory service platform. For the years ended December 31, 2011, 2012 and 2013, the Company capitalized $0.3 million, $0.4 million and $0.3 million, respectively, of noncash stock-based compensation costs related to internal use software.

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

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2011, 2012 and 2013, impairments to long-lived assets were immaterial.

Deferred Sales Commissions

Deferred sales commissions consist of incremental costs paid to the Company’s sales force associated with the execution of non-cancelable customer contracts. The deferred sales commission amounts are recoverable through future revenue streams under the non-cancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the life of the related non-cancelable customer contracts, which is typically three to five years. Amortization of deferred sales commissions is included in marketing and sales expense in the accompanying Consolidated Statements of Income.

The Company capitalized sales commission of $2.6 million, $1.4 million and $1.2 million during the years ended December 31, 2011, 2012 and 2013, respectively, and amortized $1.4 million, $1.9 million and $1.9 million of deferred sales commissions during the years ended December 31, 2011, 2012 and 2013, respectively.

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

In certain instances, fees payable by plan participants are deferred for a specified period, and are waived if the plan participant cancels within the specified period. The Company recognizes revenue during certain of these fee deferral periods based on the estimate of the expected fee retention rate determined by historical experience of similar arrangements.

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

The Company capitalizes of direct response advertising costs associated with direct advisory Active Enrollment campaigns as the Company has sufficient and verifiable historical patterns to demonstrate the probable future benefits of such campaigns. During the years ended December 31, 2011, 2012 and 2013, the Company capitalized $7.0 million, $6.6 million and $5.5 million, respectively, of direct response advertising costs. Advertising expense was $3.6 million, $5.9 million and $6.4 million for the years ended December 31, 2011, 2012 and 2013, respectively, of which direct response advertising amortization was $2.8 million, $5.2 million and $6.0 million, respectively. During the years ended December 31, 2011, 2012 and 2013, impairments to direct response advertising were immaterial.

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

Stock-based Compensation

Employee stock-based compensation expense is based on the following: (1) the grant date fair value of stock option awards granted or modified after January 1, 2006, (2) the balance of deferred stock-based compensation related to stock awards granted prior to January 1, 2006, which was calculated using the intrinsic value method and (3) the fair value of the Company’s common stock as of the grant date for restricted stock units (RSUs) and performance stock units (PSUs).

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Company currently uses the simplified method in developing an estimate of expected term of stock options. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The computation of expected volatility is based on a combination of the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data, as well as the Company’s own historical volatility. Effective January 1, 2013, the Company included a dividend yield in its Black-Scholes option pricing model to reflect the anticipated dividends to be paid over the expected term of the awards.

The Company expenses RSUs over the performance period based on the fair market value of the awards at the date of grant.

The Company expenses PSUs based on the fair market value of the awards on the date of grant and number of shares ultimately expected to vest at the end of each performance period, ratably over the each of the performance periods. Each PSU award consists of two vesting cliffs, with sixty percent eligible to vest on December 31, 2015 and forty percent eligible to vest on December 31, 2017. Depending on performance against the target metrics, vesting will be between 0% and 140%. The actual number of shares of common stock issued will be determined on each vesting cliff date based on actual performance results against the target metrics. For PSUs, the Company re-assesses the probability of achieving the target metrics at the end of each reporting period and adjusts the recognition of expense accordingly.

The Company’s stock-based compensation instruments are accounted for as equity awards as the settlement is in shares of the Company’s common stock. The Company amortizes stock-based compensation expense using a graded vesting method over the requisite service periods of the awards, which is generally the vesting period. Management estimates expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. Amortization of stock-based compensation is presented in the same line item as the cash compensation to those employees in the accompanying Consolidated Statements of Income.

The Company’s current practice is to issue new shares to settle stock option exercises and on vesting of RSUs and PSUs.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period less the weighted average number of unvested restricted common shares subject to the right of repurchase. Diluted net income per common share is computed by giving effect to all dilutive potential common shares, including options, RSUs, PSUs, and unvested restricted common stock subject to repurchase.

Recent Accounting Pronouncements Adopted

There are no recent accounting pronouncements that have had or will have a material effect on our operating results or financial position.

NOTE 3 — Balance Sheet Items

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2012	2013
	(In thousands)
Cash	$2,558	$12,404
Money market fund	178,673	113,599

Total cash and cash equivalents	$181,231	$126,003

Short-term Investments

The Company considers all investments purchased with an original remaining maturity of between three and twelve months at the date of purchase to be short-term investments. U.S. Treasury securities are classified as short-term investments and held-to-maturity. A reconciliation of amortized cost and fair value of short-term investments is as follows:

December 31,
2013
(In thousands)
U.S. Treasury Securities:
Amortized cost	$120,027
Gross unrecognized gains	12
Gross unrecognized losses	(2)

Fair value	$120,037

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

The following table summarizes the changes to the allowance for doubtful accounts:

	December 31,
	2011	2012	2013
	(In thousands)
Balance, beginning of year	$69	$67	$102
Add: Provisions for doubtful accounts	152	311	448
Less: Write-offs	(154)	(276)	(426)

Balance, end of year	$67	$102	$124

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2013
	(In thousands)
Computer equipment	$6,373	$8,238
Computer software	1,453	1,684
Furniture, fixtures and equipment	4,918	6,724
Leasehold improvements	7,158	9,188

Total property and equipment	19,902	25,834
Less: Accumulated depreciation	(6,536)	(10,561)

Property and equipment, net	$13,366	$15,273

Depreciation and amortization expense was $2.2 million, $3.1 million and $4.0 million for the years ended December 31, 2011, 2012 and 2013, respectively. Included in property and equipment as of December 31, 2013 are assets acquired under capital lease obligations with original costs of $0.3 million. Accumulated depreciation on the capital lease assets was $0.1 million as of December 31, 2013.

Internal Use Software

Internal use software consists of the following:

	December 31,
	2012	2013
	(In thousands)
Capitalized internal use software	$40,845	$44,192
Accumulated amortization	(30,506)	(35,662)

Internal use software, net	$10,339	$8,530

For the year ended December 31, 2012 and 2013, the Company adjusted down $6.2 million and $1.2 million, respectively, of fully amortized internal use software projects that were no longer in service.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Assets

Other current assets consist of the following:

	December 31,
	2012	2013
	(In thousands)
Deferred sales commissions	$1,795	$1,523
Other	1,852	1,803

Total other current assets	$3,647	$3,326

Accrued Compensation

Accrued compensation consists of the following:

	December 31,
	2012	2013
	(In thousands)
Accrued bonus	$8,624	$10,329
Accrued vacation	2,615	2,775
Accrued commission	667	482
Accrued payroll	234	502
Other	139	50

Total accrued compensation	$12,279	$14,138

NOTE 4 — Stockholders’ Equity

Common Stock

As of December 31, 2013, there were 500,000,000 shares of common stock authorized and 50,890,490 shares issued and outstanding. Common stockholders are entitled to dividends if and when declared by the Board of Directors.

Cash Dividends

Prior to fiscal 2013, the Company did not pay any cash dividends on its common stock. For the year ended December 31, 2013, the Board of Directors declared quarterly cash dividends totaling $0.20 per share of common stock outstanding. On February 11, 2014 the Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 4, 2014 to record-holders as of March 21, 2014. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of December 31, 2013, the Company had a dividend payable balance of $2.5 million, which was paid to stockholders in January 2014.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved for Future Issuance

As of December 31, 2013, the Company has reserved the following shares of common stock for issuance in connection with:

December 31,
2013
Stock options outstanding	3,918,890
Restricted stock units outstanding	562,638
Performance stock units outstanding	414,300
Stock awards available for grant	2,759,230

Total shares reserved	7,655,058

Stock Plans

1998 Stock Plan

The 1998 Stock Plan expired in April 2010. The Company has reserved a total of 1,942,638 shares of its common stock for issuance under its 1998 Stock Plan related to options granted prior to the initial public offering. Under the 1998 Stock Plan, the Board of Directors granted stock purchase rights and incentive and nonstatutory stock options to employees, consultants and directors at fair market value on the date of grant. Vesting provisions of stock purchase rights and options granted under the 1998 Stock Plan were determined by the Board of Directors. Stock purchase rights have a 30-day expiration period, and options expire no later than 10 years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company, with or without cause, typically all unvested options are forfeited and all vested options must be exercised within three months or they are forfeited.

Stock purchase rights or options acquired under the 1998 Stock Plan are exercisable upon grant; however, they generally vest over a period of four years. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, the Company shall, upon the date of such termination, have an irrevocable, exclusive option to repurchase the unvested shares purchased prior to vesting, at the original exercise price. This repurchase option exists for a period of 60 days from termination. As of December 31, 2013, no shares were subject to repurchase under the 1998 Stock Plan.

2009 Stock Incentive Plan

The Company has reserved a total of 2,341,765 shares of its common stock for issuance under its Amended and Restated 2009 Stock Incentive Plan (the 2009 Stock Incentive Plan).

In February 2013, the Board of Directors amended and restated the 2009 Stock Incentive Plan and approved the 2013-2017 Long-Term Incentive Program (the LTIP) thereunder, which subsequently approved by stockholders in May 2013. Under the LTIP, the Company may grant performance stock unit (PSUs) awards based on objective performance criteria pre-established by the Compensation Committee of the Board of Directors.

Under the 2009 Stock Incentive Plan, the Board of Directors may grant restricted stock awards, RSUs, PSUs, stock appreciation rights and incentive and non-statutory stock options to employees, consultants and directors at fair market value on the date of grant. Vesting provisions of equity awards granted under the 2009 Stock Incentive Plan are determined by the Board of Directors. Options granted will generally vest over a period of four years with 25% vesting on the first anniversary of the grant date and 1/48 vesting per month thereafter.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options expire no later than 10 years from the date of grant. RSUs will vest according to the terms of the award on the date of the grant, which is typically a period of four years with 25% of the shares vesting on each anniversary after the grant date. Restricted stock and PSUs awarded will vest according to the terms of the award on the date of the grant.

For PSUs granted for the year ended December 31, 2013, each PSU award consists of two vesting cliffs, with 60% eligible to vest on December 31, 2015 and 40% eligible to vest on December 31, 2017. Depending on performance against the target metrics, vesting will be between 0% and 140%. On a quarterly basis, the estimated probability of achieving the objective performance criteria is re-evaluated by management and the expense is adjusted accordingly at the end of each balance sheet period. The number of shares of our common stock issued to the award recipients at the end of each of the PSU vesting periods will be based on actual achievement results.

Options, RSUs and PSUs carry neither voting rights nor rights to dividends.

In the event of voluntary or involuntary termination of employment with the Company, with or without cause, typically all unvested options, RSUs and PSUs are forfeited and all vested options must be exercised within three months or they are forfeited. Certain awards under the 2009 Stock Incentive Plan also provide for partial acceleration in the event of involuntary termination within 12 months of a change of control event, death, or total and permanent disability.

Upon vesting, RSUs and PSUs are settled in common stock on a one-for-one basis. Upon vesting of the RSUs and PSUs, the Company typically withholds shares that would otherwise be distributed to the employee when the RSUs and PSUs are settled having a fair market value equal to the amount necessary to satisfy minimum tax withholding obligations, which the Company will remit from operational cash.

As of December 31, 2013, no shares were subject to repurchase and 2,759,230 shares were available for future grant. The 2009 Stock Incentive Plan expires in November 2019.

Stock Option Plans

The following table summarizes option activity under the 1998 Stock Plan and the 2009 Stock Incentive Plan:

			Weighted	Weighted
			Average	Average	Aggregate
	Number of	Exercise	Exercise	Remaining	Intrinsic
	Options	Price	Price	Term	Value
Balance, January 1, 2011	9,741,469	$1.00 - $17.61	$6.49
Granted	846,180	18.20 - 28.68	23.15
Exercised (1)	(2,747,150)	1.00 - 17.22	5.21
Forfeited	(154,545)	6.04 - 28.68	9.61

Balance, December 31, 2011	7,685,954	1.00 - 28.68	8.71

Granted	1,101,425	20.15 -26.22	24.09
Exercised	(2,086,590)	1.00 - 25.92	6.54
Forfeited	(269,474)	6.51 - 27.17	14.16

Balance, December 31, 2012	6,431,315	2.50 - 28.68	11.83

Granted	603,656	28.87 - 68.69	46.30
Exercised	(2,880,561)	2.50 - 28.87	8.48
Forfeited	(235,520)	7.10 - 68.69	24.42

Balance, December 31, 2013	3,918,890	$3.00 - $68.69	$18.79	6.58 years	$198,647,608

Vested and expected to vest, December 31, 2013	3,749,450	$3.00 - $68.69	$18.04	6.47 years	$192,855,120
Exercisable, December 31, 2013	2,455,607	$3.00 - $57.21	$10.55	5.29 years	$144,711,326

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Exercises for the year ended December 31, 2011 include 8,732 shares, which were tendered in exchange for option exercises.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2013 of $69.48, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013 was $47.0 million, $44.2 million and $105.6 million, respectively. The weighted average fair value per share of options granted to employees for the years ended December 31, 2011, 2012 and 2013 was approximately $10.65, $9.85 and $16.45, respectively. Total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2011, 2012 and 2013 was $14.1 million, $13.6 million and $24.4 million, respectively. The total grant-date fair value of the shares vested during the years ended December 31, 2011, 2012 and 2013 was $5.5 million, $7.5 million and $6.9 million, respectively.

As of December 31, 2013, there was $9.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted after January 1, 2006, to be recognized over the weighted average remaining requisite service period of 1.4 years.

The following weighted average assumptions were used to value options granted:

	2011	2012	2013
Expected life in years	6	6	6
Risk-free interest rate	1.72%	0.98%	1.41%
Volatility	47%	42%	36%
Dividend yield	—	—	0.4%

The following table summarizes information about outstanding and exercisable options as of December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (years)	Price	Exercisable	Price
$ 3.00 - $6.51	663,908	3.74	$5.77	663,908	$5.77
$ 7.10 - $7.50	275,479	2.56	7.48	275,479	7.48
$ 7.99 - $7.99	881,625	5.83	7.99	881,625	7.99
$ 8.00 - $21.39	648,258	7.31	18.41	362,888	16.64
$21.50 - $26.22	767,795	8.48	24.90	207,792	24.91
$27.17 - $57.21	557,700	8.93	39.24	63,915	27.50
$57.72 - $68.69	124,125	9.80	62.54	—	—

$ 3.00 - $68.69	3,918,890	6.58	$18.79	2,455,607	$10.55

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units Information

The following table summarizes RSU activity under the 2009 Stock Incentive Plan:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant-Date	Remaining	Intrinsic
	Shares	Fair Value	Term	Value
Balance, January 1, 2011	—	$0.00
Granted	307,750	21.39
Vested and settled	—	0.00
Forfeited	(2,290)	21.39

Balance, December 31, 2011	305,460	21.39

Granted	347,190	25.59
Vested and settled(1)	(71,283)	21.39
Forfeited	(21,591)	21.39

Balance, December 31, 2012	559,776	24.00

Granted	203,325	55.07
Vested and settled(1)	(152,249)	23.80
Forfeited	(48,214)	26.47

Balance, December 31, 2013	562,638	$35.07	1.80 years	$39,092,088

Expected to vest, December 31, 2013	476,954	$35.07	1.72 years	$33,138,749

(1)	Vested and settled for the years ended December 31, 2012 and 2013 includes 26,676 shares and 57,369 shares, respectively, which were tendered in exchange for minimum tax withholdings.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (using the fair value of the Company’s common stock on December 31, 2013 of $69.48). As of December 31, 2013, the aggregate intrinsic value of unvested RSUs was $39.1 million. The total intrinsic value of RSUs vested and settled during the years ended December 31, 2012 and 2013 was $2.0 million and $9.0 million, respectively. The total grant-date fair value of shares vested during the years ended December 31, 2012 and 2013 was $1.5 million and $3.6 million, respectively.

As of December 31, 2013, there was $11.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock purchase rights to be recognized over the weighted average remaining requisite service period of 2.4 years.

Performance Stock Units Information

During the year ended December 31, 2013, the Compensation Committee of the Board of Directors granted PSUs to certain executives. There were no PSUs granted prior to the year ended December 31, 2013.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes unvested PSU activity under the 2009 Stock Incentive Plan:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant-Date	Remaining	Intrinsic
	Shares	Fair Value	Term	Value
Balance, January 1, 2013	—	$0.00
Granted	414,300	43.59
Vested and settled	—	0.00
Forfeited	—	0.00

Balance, December 31, 2013	414,300	$43.59	2.80 years	$28,785,564

Expected to vest, December 31, 2013	319,873	$43.59	2.71 years	$22,224,758

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (using the fair value of the Company’s common stock on December 31, 2013 of $69.48).

As of December 31, 2013, there was $6.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested PSUs to be recognized over the weighted average remaining requisite service period of 2.8 years.

Special Executive Restricted Stock Purchase Plan

The Special Executive Restricted Stock Purchase plan (the Special Restricted Plan) expired in June 2011. Under the Special Restricted Plan, the Board of Directors had the option to grant stock purchase rights to employees and consultants at an exercise price determined by the Board of Directors at the date of grant. The shares cliff vested over an initial vesting period of three to seven years. The restrictions lapsed over a period of six to twelve months following the Company’s initial public offering.

The Company recorded $36,000 as amortization of deferred compensation in the year ended December 31, 2011. As of December 31, 2012 and 2013, there were no shares subject to repurchase and no remaining balance in deferred stock-based compensation.

The following table summarizes restricted stock purchase right activity under the Special Restricted Plan:

Weighted
Average
	Number of	Exercise
	Options	Price
Balance, January 1, 2011	175,000	4.47
Granted	—	—
Released (1)	(175,000)	4.47
Forfeited	—	—

Balance, December 31, 2011	—	—

(1)	Shares released on vesting for the year ended December 31, 2011 include 70,744 shares, which were tendered in exchange for minimum tax withholding.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

The following table summarizes the stock-based compensation by functional area:

	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Stock-based compensation:
Cost of revenue	$489	$1,123	$1,846
Research and development	1,279	2,321	4,019
Sales and marketing	1,455	2,787	4,073
General and administrative	2,255	3,741	6,184
Amortization of internal use software	345	400	396

Total stock-based compensation	$5,823	$10,372	$16,518

Recognized income tax benefit on stock-based compensation included with income tax expense for the years ended December 31, 2011, 2012 and 2013 was $1.5 million, $3.8 million and $6.9 million, respectively.

NOTE 5 — Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per share attributable to holders of common stock:

	Year Ended December 31,
	2011	2012	2013
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$15,145	$18,574	$29,955

Denominator (basic):
Weighted average common shares outstanding	44,820	46,741	49,512
Less: Weighted average unvested restricted common shares subject to repurchase	(37)	—	—

Net weighted average common shares outstanding	44,783	46,741	49,512

Denominator (diluted):
Weighted average common shares outstanding	44,783	46,741	49,512
Dilutive stock options and awards outstanding	4,586	3,374	2,575
Dilutive unvested restricted stock units	1	96	242
Dilutive unvested performance stock units	—	—	6
Weighted average unvested restricted common shares subject to repurchase	37	—	—

Net weighted average common shares outstanding	49,407	50,211	52,335

Net income per share attributable to holders of common stock:
Basic	$0.34	$0.40	$0.61
Diluted	$0.31	$0.37	$0.57

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	2011	2012	2013
	(In thousands)
Stock options outstanding	326	1,027	285
Restricted stock units outstanding	—	37	19
Performance stock units outstanding	—	—	20

Total anti-dilutive common equivalent shares	326	1,064	324

NOTE 6 — Income Taxes

The Company is subject to income taxes only in the United States. Provision for income tax expense consists of the following:

	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Current expense:
Federal	$33	$2	$857
State	1,301	2,325	3,278

Total current	$1,334	$2,327	$4,135

Deferred expense:
Federal	$6,944	$9,018	$13,126
State	(378)	(370)	(2,275)

Total deferred	$6,566	$8,648	$10,851

Total provision for income taxes	$7,900	$10,975	$14,986

The Company’s current income tax expense has been reduced by employee stock-based awards. For stock options, the Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of the exercise and the exercise price. For RSUs, the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. If an incremental tax benefit is realized as a reduction of income tax payable, such excess tax benefit is recognized as an increase to additional paid-in capital. The excess tax benefits from employee stock-based awards transactions in the years ended December 31, 2011, 2012 and 2013 were $1.0 million, $2.0 million and $1.2 million, respectively.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to net income is attributable to the following:

	Year Ended December 31,
	2011	2012	2013
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.1	4.4	4.7
Nondeductible expenses	0.2	0.2	0.1
Stock-based compensation	0.1	(2.0)	(2.2)
Research and development credit	(4.8)	(0.8)	(1.6)
Change in valuation allowance	(0.7)	0.0	(2.5)
Other	0.4	0.3	(0.2)

Income tax expense	34.3%	37.1%	33.3%

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$25,402	$8,668
Tax credits	4,241	4,925
Deferred revenue	585	433
Stock-based compensation	6,967	9,239
Other temporary differences	7,945	8,250

Total gross deferred tax assets	45,140	31,515
Valuation allowance	(1,380)	(255)

Net deferred tax assets	43,760	31,260

Deferred tax liabilities
Fixed assets and intangibles amortization	(7,828)	(8,907)

Total deferred tax liabilities	(7,828)	(8,907)

Net deferred tax assets	$35,932	$22,353

The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. As of December 31, 2013, the Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $0.3 million relating to net operating losses for the State of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration. During the year ended December 31, 2013, the Company released the valuation allowance of $1.1 million previously established related to deferred tax assets for California net operating losses. Upon evaluating the positive and negative evidence present at December 31, 2013, management concluded it was more likely than not that this portion of the deferred tax assets would be fully realizable. As of December 31, 2013, the amount of pre-tax income the Company needs to generate in future years in order to realize its deferred tax assets is approximately $44.1 million and $61.5 million with respect to approximately $15.4 million of federal related deferred tax assets and $6.9 million of state related net deferred tax assets, respectively.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $194.3 million and $67.5 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2033. At December 31, 2013, net operating losses of $175.2 million, federal, and $33.1 million, state, relate to excess stock based compensation, and accordingly, no deferred tax asset is recognized for such amounts and any benefits realized will be recorded to stockholders’ equity. As of December 31, 2013, the Company has research credit carryforwards for federal and California income tax purposes of approximately $5.5 million and $7.7 million, respectively, available to reduce future income taxes. The federal research credit carryforwards expire through 2033. The California research credit carries forward indefinitely. The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law resulted in a tax benefit which was recognized in the first quarter of 2013, which is the quarter in which the law was enacted.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2013
	(In thousands)
Balance, beginning of year	$6,600	$6,742
Reductions for tax positions taken in the prior year	—	(170)
Additions for tax positions taken in the current year	142	70

Balance, end of year	$6,742	$6,642

As of December 31, 2013, unrecognized tax benefits approximating $5.1 million would affect the effective tax rate if recognized.

The Company does not anticipate adjustments to unrecognized tax benefits which would result in a material change to its financial position within the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2011, 2012 and 2013, the accrued interest and penalties were immaterial.

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

NOTE 7 — Savings Plan

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pre-tax salaries per year, but not more than the statutory limits. The Company may, at its discretion, make matching contributions to the 401(k) Plan. For the years ended December 31, 2011, 2012 and 2013, the Company made matching contributions of 50% of employee contributions up to 3% of salary (including commissions), which totaled $1.0 million, $1.2 million and $1.3 million, respectively.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — Commitments and Contingencies

Commitments

The Company leases its facilities under non-cancelable operating leases expiring at various dates through the year 2020.

The Company entered into an operating lease contract for a new Sunnyvale, California headquarters’ facilities space in October 2011, which terminates in May 2020. The Company has one option to extend the lease term for an additional period of sixty months. The Company also has a continuing right of first offer to lease any full floor space in the building in which the leased premises are located that becomes available during the lease term. The Company recognizes rent expense on a straight-line basis over the lease period commencing on the date that the premise is available from the landlord. The lease period included the period required to make the leased space suitable for the Company. For purposes of calculating straight-line rent expense, the commencement date of the lease term reflects the date the Company took possession of the building. Rent expense for all operating leases totaled approximately $2.3 million, $3.6 million and $3.3 million for the years ended December 31, 2011, 2012 and 2013, respectively.

The new Sunnyvale, California headquarters’ facility space operating lease contract included a tenant improvement allowance of $5.3 million, which was fully utilized. As of December 31, 2012, there was a receivable balance of $1.1 million related to this tenant improvement allowance included in other current assets on the Consolidated Balance Sheets and there was no balance related to this lease as of December 31, 2013.

The Company classifies tenant improvement allowances in its Consolidated Balance Sheets under deferred rent and amortizes them on a straight-line basis over the related lease period. Tenant improvement allowance activity is presented as part of cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows. In addition, certain of the Company’s facility leases provide for a free rent period or escalating rent payments and, accordingly, the Company has straight-lined the rental payments over the respective lease terms. As of December 31, 2012 and 2013, deferred rent was $6.9 million and $7.5 million, respectively.

In August 2012, the Company entered into an office equipment capital lease which terminates in September 2016 and in May 2013 the Company entered into an office equipment capital lease which terminates in May 2017.

The following table summarizes the Company’s contractual obligations as of December 31, 2013. Certain of these contractual obligations are reflected on the Company’s Consolidated Balance Sheets while others are disclosed as future obligations under GAAP.

	Capital	Operating	Purchase
	Lease	Leases	Obligations
	(In thousands)
Year ending December 31,
2014	$78	$3,986	$303
2015	78	3,530	230
2016	53	3,545	180
2017	5	3,646	180
2018	—	3,750	30
Thereafter	—	5,537	—

Total minimum payments	214	$23,994	$923

Less: Amounts representing interest expense	(12)

Present value of net minimum lease payments	202
Less: Current obligations	(78)

Long-term obligations	$124

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any material liabilities related to such obligations.