Form 10-Q
period 2014-03-31
Financial Engines, Inc.
filed 2014-05-06
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 51,447,673 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	March 31,
	2013	2014
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$126,003	$128,696
Short-term investments	120,027	129,979
Accounts receivable, net	63,805	64,293
Prepaid expenses	3,271	3,460
Deferred tax assets	17,363	16,231
Other current assets	3,326	2,722

Total current assets	333,795	345,381
Property and equipment, net	15,273	14,989
Internal use software, net	8,530	8,023
Long-term deferred tax assets	4,989	4,989
Direct response advertising, net	9,717	8,569
Other assets	3,377	3,151

Total assets	$375,681	$385,102

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,801	$21,207
Accrued compensation	14,138	6,387
Deferred revenue	7,868	6,724
Dividend payable	2,540	3,076
Other current liabilities	959	990

Total current liabilities	46,306	38,384
Long-term deferred revenue	714	567
Long-term deferred rent	6,644	6,492
Other liabilities	131	701

Total liabilities	53,795	46,144

Contingencies (see note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2013 and March 31, 2014; None issued or outstanding as of December 31, 2013 and March 31, 2014	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2013 and March 31, 2014; 50,890 and 51,359 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	5	5
Additional paid-in capital	361,955	374,286
Accumulated deficit	(40,074)	(35,333)

Total stockholders’ equity	321,886	338,958

Total liabilities and stockholders’ equity	$375,681	$385,102

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2013	2014
	(In thousands, except per share data)
Revenue:
Professional management	$45,454	$57,069
Platform	8,049	8,290
Other	362	518

Total revenue	53,865	65,877

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	19,928	25,978
Research and development	7,624	7,921
Sales and marketing	10,353	11,877
General and administrative	4,818	5,870
Amortization of internal use software	1,637	1,512

Total costs and expenses	44,360	53,158

Income from operations	9,505	12,719
Interest income, net	3	36
Other income, net	—	3

Income before income taxes	9,508	12,758
Income tax expense	3,316	4,941

Net and comprehensive income	$6,192	$7,817

Dividends declared per share of common stock	$0.05	$0.06
Net income per share attributable to holders of common stock
Basic	$0.13	$0.15
Diluted	$0.12	$0.15
Shares used to compute net income per share attributable to holders of common stock
Basic	48,282	51,100
Diluted	51,440	53,262

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2013	2014
	(In thousands)
Cash flows from operating activities:
Net income	$6,192	$7,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	949	1,116
Amortization of internal use software	1,533	1,425
Stock-based compensation	2,792	4,780
Amortization of deferred sales commissions	472	423
Amortization and impairment of direct response advertising	1,479	1,542
Amortization of discount on short-term investments	—	13
Provision for doubtful accounts	116	175
Gain on fixed asset disposal	—	(8)
Excess tax benefit associated with stock-based compensation	(1,028)	(3,289)
Changes in operating assets and liabilities:
Accounts receivable	(4,681)	(663)
Prepaid expenses	(222)	(189)
Deferred tax assets	2,220	1,629
Direct response advertising	(464)	(400)
Other assets	(1,415)	406
Accounts payable	3,185	4,676
Accrued compensation	(5,161)	(7,751)
Deferred revenue	(210)	(1,291)
Deferred rent	463	(152)
Other liabilities	1	—

Net cash provided by operating activities	6,221	10,259

Cash flows from investing activities:
Purchase of property and equipment	(1,292)	(1,687)
Sale of property and equipment	—	8
Capitalization of internal use software	(1,160)	(938)
Purchases of short-term investments	—	(29,965)
Maturities of short-term investments	—	20,000

Net cash used in investing activities	(2,452)	(12,582)

Cash flows from financing activities:
Payments on capital lease obligations	(15)	(21)
Excess tax benefit associated with stock-based compensation	1,028	3,289
Cash dividend payments	—	(2,540)
Proceeds from issuance of common stock	6,454	4,288

Net cash provided by financing activities	7,467	5,016

Net increase in cash and cash equivalents	11,236	2,693
Cash and cash equivalents, beginning of period	181,231	126,003

Cash and cash equivalents, end of period	$192,467	$128,696

Supplemental cash flows information:
Income taxes paid, net of refunds	$334	$188
Interest paid	$3	$3
Non-cash operating, investing and financing activities:
Purchase of property and equipment under capital lease	$—	$125
Unpaid purchases of property and equipment	$187	$83
Capitalized stock-based compensation for internal use software	$65	$67
Capitalized stock-based compensation for direct response advertising	$6	$9
Dividends declared but not yet paid	$2,436	$3,076

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

NOTE 2 — Basis of Presentation

Interim Financial Statements

The accompanying condensed consolidated financial statements and notes thereto are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on February 20, 2014 with the SEC (the 2013 Annual Report). The Condensed Consolidated Balance Sheet as of December 31, 2013, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2013 and March 31, 2014, the Company’s Statements of Income for the three months ended March 31, 2013 and 2014 and the Company’s Statements of Cash Flows for the three months ended March 31, 2013 and 2014. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had or will have a material effect on the Company’s operating results or financial position.

NOTE 3 — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents are comprised of cash held primarily in money market accounts. Cash and cash equivalents consist of the following:

	December 31, 2013	March 31, 2014
	(In thousands)
Cash	$12,404	$12,983
Money market fund	113,599	115,713

Total cash and cash equivalents	$126,003	$128,696

NOTE 4 — Short-Term Investments

The Company considers all investments purchased with an original remaining maturity of between three and twelve months at the date of purchase to be short-term investments. The U.S. Treasury securities are classified as held-to-maturity. A reconciliation between amortized cost and fair value of short-term investments is as follows:

	December 31, 2013	March 31, 2014
	(In thousands)
U.S. Treasury Securities:
Amortized cost	$120,027	$129,979
Gross unrecognized gains	12	24
Gross unrecognized losses	(2)	—

Fair value	$120,037	$130,003

NOTE 5 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reports its short-term investments in U.S. Treasury securities at amortized cost at each reporting period. There have been no changes in the Company’s valuation techniques during the three months ended March 31, 2014. The Company began purchasing six-month and twelve–month U.S. Treasury securities in May 2013. The U.S. Treasury securities have maturity dates through March 2015. Both the money market funds and U.S. Treasury securities are classified as Level 1.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2013				As of March 31, 2014
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$113,599	$113,599	$—	$—	$115,713	$115,713	$—	$—
US Treasury Securities	$120,037	$120,037	$—	$—	$130,003	$130,003	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company maintains its cash and cash equivalents primarily with a major bank, where deposits may exceed federal deposit insurance limits. The Company maintains cash equivalents primarily in highly-rated tax-exempt money market funds located in the United States.

The Company’s customers are concentrated in the United States of America. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company reviews the need for allowances for potential credit losses and such losses have been insignificant to date.

Significant customer information is as follows:

	December 31, 2013	March 31, 2014
Percentage of accounts receivable:
JPMorgan	14%	15%
ING	11%	11%

	Three Months Ended March 31,
	2013	2014
Percentage of revenue:
JPMorgan	13%	11%

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended March 31,
	2013	2014
	(In thousands)
Stock-based compensation:
Cost of revenue	$282	$584
Research and development	640	1,120
Sales and marketing	700	1,414
General and administrative	1,065	1,575
Amortization of internal use software	105	87

Total stock-based compensation	$2,792	$4,780

For the three months ended March 31, 2014, the Company included a dividend yield of 0.5% in its Black-Scholes option pricing model to reflect the anticipated dividends to be paid over the expected term of the awards.

Cash Dividends

On May 1, 2014 the Board of Directors declared a quarterly dividend of $0.06 per share to be paid on July 3, 2014 to record-holders as of June 13, 2014. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of March 31, 2014, the Company had a dividend payable balance of $3.1 million, which was paid to stockholders in April 2014.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2014
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$6,192	$7,817

Denominator (basic):
Net weighted average common shares outstanding	48,282	51,100

Denominator (diluted):
Weighted average common shares outstanding	48,282	51,100
Dilutive stock options and awards outstanding	2,982	1,874
Dilutive unvested restricted stock units	176	258
Dilutive unvested performance stock units	—	30

Net weighted average common shares outstanding	51,440	53,262

Net income per share attributable to holders of common stock:
Basic	$0.13	$0.15
Diluted	$0.12	$0.15

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended March 31,
	2013	2014
	(In thousands)
Stock options outstanding	556	311

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — Income Taxes

The Company recorded an income tax provision of $3.3 million and $4.9 million for the three months ended March 31, 2013 and 2014, respectively. The Company’s effective tax rate was 35% and 39% for the three months ended March 31, 2013 and 2014, respectively. The increase in the Company’s effective tax rate was due primarily to a decrease in disqualifying stock dispositions, as well as a legislative change in the three months ended March 31, 2013 that resulted in the recognition of the benefit related to the 2012 research and development credit in the three months ended March 31, 2013. The research and development credit was not reinstated for fiscal year 2014.

As of December 31, 2013, the Company continues to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize its federal deferred tax assets and to partially realize its State of California deferred tax assets in future periods. The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. The Company continues to apply a valuation allowance on certain deferred tax assets in the amount of $0.3 million as of December 31, 2013 relating to net operating losses for the State of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open due to loss carryforwards and may be subject to examination in one or more jurisdictions. The Company has undergone a federal tax examination for fiscal years 2006 and 2007 and the results did not have a material impact on its financial condition and results of operations. As of March 31, 2014, there are no on-going tax audits in any significant tax jurisdictions.

At December 31, 2013, the Company had net operating loss carryforwards for federal purposes of approximately $194.3 million that expire at varying dates through 2033. As of December 31, 2013, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.6 million. The balance of the gross unrecognized tax benefits is not expected to materially change in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three months ended March 31, 2013 and 2014, the accrued interest and penalties were immaterial.

NOTE 9 — Commitments and Contingencies

Commitments

In March 2014, the Company entered into a non-cancelable operating lease for a new Boston, Massachusetts facility totaling $16.6 million in future minimum payments through July 2025. The lease includes an extension option for a period of 5 years, an ongoing right of first offer with respect to any contiguous space that becomes available, and a one-time expansion option with respect to specific space on the floor below the leased premises. For this facility, the Company will recognize expense on a straight-line basis over the lease period commencing on the date that the facility becomes available to the Company for construction purposes, which is estimated to be May 2014. The lease provides for a 26 month free rent period and escalating rent payments thereafter. The new operating lease contract includes a tenant improvement allowance of approximately $2.4 million, which had not yet been drawn upon as of March 31, 2014.The current Boston, Massachusetts facility lease terminates in January 2015.

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would not have a material effect on the Company’s operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; our expectations regarding our expenses and revenue, including our deferred tax assets and sources of revenue; our effective tax rate; our anticipated cash needs and expenditures, including with respect to our new operating lease in Boston, our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock; our expectations regarding the amounts, timing and frequency of any payment of dividends; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our legal proceedings; intellectual property; and our expectations regarding competition. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

As of March 31, 2014, we had approximately $824 billion of AUC and 7.9 million plan participants in plans for which the Professional Management service is available, which includes approximately $140 billion of AUC and 1.5 million plan participants in plans at 65 plan sponsors for which Income+ has been made available to participants.

As of March 31, 2014, we had 140 Income+ plan sponsor contracts, including the aforementioned 65 plan sponsors where Income+ has been made available to participants and 75 plan sponsors for which the service has not yet been made available, representing a total of approximately $246 billion of retirement assets and 2.8 million participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
All plans as of March 31, 2014
Professional Management available	9.8%	11.2%
Professional Management available 14 months or more	10.8%	12.2%
Professional Management available 26 months or more	11.7%	13.0%

(1)	We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of March 31, 2014, we performed a calculation to estimate the marked-to-market asset enrollment rate as of March 31, 2014, which we believe was approximately 11.1% where Professional Management is available, approximately 12.2% where Professional Management has been available for 14 months or more and approximately 13.0% where Professional Management has been available for 26 months or more.

As of March 31, 2014, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	3%
Bonds	23%
Domestic Equity	47%
International Equity	27%

Total	100%

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

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q2’13	Q3’13	Q4’13	Q1’14
	(In billions)
AUM, beginning of period	$70.8	$74.3	$82.0	$88.2
New Enrollment(1)	4.7	4.8	4.4	3.9
Voluntary Cancellations(2)	(1.2)	(1.5)	(1.6)	(1.5)
Involuntary Cancellations(3)	(1.0)	(1.3)	(1.8)	(1.2)
Contributions(4)	1.3	1.4	1.4	1.5
Market Movement and Other(5)	(0.3)	4.3	3.8	1.1

AUM, end of period	$74.3	$82.0	$88.2	$92.0

(1)	The aggregate amount of assets under management, at the time of enrollment, of new members who enrolled in our Professional Management service within the period. We receive 401(k) account balances for each member at least weekly, including 401(k) account balances for new members. Accordingly, we are able to capture the 401(k) account balances within a week of enrollment for any given new member.
(2)	The aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period. Members may cancel at any time without any requirement to provide advance notice. Our quarter-end AUM excludes the assets of any account cancelled by a member prior to the end of the last day of the quarter. We can quantify this amount for any period by retrieving the account value from the last file received during the week prior to cancellation.
(3)	The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. Involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between April 1, 2014 and April 30, 2014 would cause the AUM that was reported as of March 31, 2014 to be reduced by 0.3%.
(4)	Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 84-90% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM.
(5)	Other factors affecting assets under management include estimated market movement, plan administrative fees, participant loans and hardship withdrawals, and timing differences. We cannot separately quantify the impact of the other factors contained in this line item as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement. We would expect that market movement would typically represent the most substantial portion of this line item in a given quarter.

Our AUM increases or decreases based on several factors. AUM can increase due to market performance, by the addition of new assets as participants enroll into our Professional Management service, both at existing sponsors as well as at new sponsors where the services have been made available, and by the addition of new assets from employee and employer contributions into their 401(k) accounts. AUM can decrease due to market performance and by the reduction of assets as a result of members terminating their membership, members rolling their assets out of the retirement plan, and sponsors canceling the Professional Management service. Historically, member cancellation rates have typically increased during periods where there has been a significant decline in stock market performance. In addition, member cancellation rates are typically the highest in the three to six months immediately following the completion of a given promotional campaign, and certain types of promotional techniques may result in higher than average cancellation rates at the end of the promotional period.

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

Costs and Expenses

Employee compensation and related expenses represent our largest expense and include wages expense, cash incentive compensation expense, benefits expenses, employer payroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including non-cash stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. While we expect our headcount to increase over time, we believe that the economies of scale in our business model can allow us to grow our compensation and related expenses at a lower rate than revenue. We anticipate granting equity awards to board members and certain of our employees each year that may result in significant non-cash stock-based compensation expense. The largest grant events typically occur in the first and fourth quarters, although significant awards may also be granted at other times. We anticipate providing annual compensation increases to certain of our employees each year, typically in the second quarter, that may result in an increase primarily to wages and cash incentive compensation expenses.

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

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue. Cost of revenue includes fees paid to plan providers for connectivity to plan and plan participant data, printed materials fulfillment costs for certain subadvisory relationships for which a portion are reimbursed, printed member materials, and employee-related costs for technical operations, advisor call center, operations, implementations and portfolio management. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, and purchased materials. Costs for connectivity to plan and plan participant data are expected to increase proportionally with our professional management revenue. The expenses included in cost of revenue are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our Consolidated Statements of Income. Amortization of internal use software, a portion of which relates to our cost of revenue, is not included in cost of revenue but is reflected as a separate line item in our statement of income.

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

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2014, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended March 31, 2013 and 2014

	Three Months Ended		Three Months Ended		Increase
	2013	2014	2013	2014	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	84%	87%	$45,454	$57,069	$11,615	26%
Platform	15	12	8,049	8,290	241	3
Other	1	1	362	518	156	43

Total revenue	100	100	53,865	65,877	12,012	22
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	37	39	19,928	25,978	6,050	30
Research and development	14	12	7,624	7,921	297	4
Sales and marketing	19	18	10,353	11,877	1,524	15
General and administrative	9	9	4,818	5,870	1,052	22
Amortization of internal use software	3	3	1,637	1,512	(125)	(8)

Total costs and expenses	82	81	44,360	53,158	8,798	20

Income from operations	18	19	9,505	12,719	3,214	34
Interest income, net	—	—	3	36	33	1,100
Other income, net	—	—	—	3	3	n/a

Income before income tax expense	18	19	9,508	12,758	3,250	34
Income tax expense	6	7	3,316	4,941	1,625	49

Net income	12%	12%	$6,192	$7,817	$1,625	26%

Revenue

Total revenue increased $12.0 million, or 22%, from $53.9 million for the three months ended March 31, 2013 to $65.9 million for the three months ended March 31, 2014. The increase was due primarily to growth in professional management revenue of $11.6 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, as well as a $0.2 million increase in platform revenue and a $0.2 million increase in other revenue. Professional management revenue and platform revenue comprised 87% and 12%, respectively, of total revenue for the three months ended March 31, 2014.

Professional Management Revenue

Professional management revenue increased $11.6 million, or 26%, from $45.5 million for the three months ended March 31, 2013 to $57.1 million for the three months ended March 31, 2014. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $69.1 billion for the three months ended March 31, 2013 to approximately $89.8 billion for the three months ended March 31, 2014. This increase in average AUM was driven primarily by market appreciation, increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, and contributions.

Platform Revenue

Platform revenue increased $0.2 million, or 3%, from $8.0 million for the three months ended March 31, 2013 to $8.3 million for the three months ended March 31, 2014. This increase was due primarily to service availability at new sponsors.

Other Revenue

Other revenue increased $0.2 million, or 43%, from $0.4 million for the three months ended March 31, 2013 to $0.5 million for the three months ended March 31, 2014. This increase was due primarily to an increase in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $8.8 million, or 20%, from $44.4 million for the three months ended March 31, 2013 to $53.2 million for the three months ended March 31, 2014. This increase was due to a $6.1 million increase in cost of revenue, exclusive of amortization of internal use software, a $0.3 million increase in research and development expense, a $1.5 million increase in sales and marketing expense, a $1.1 million increase in general and administrative expense and a $0.1 million decrease in amortization of internal use software for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Across functional areas, wages, benefits and employer payroll tax expenses increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due primarily to headcount growth and annual compensation increases effective April 1, 2013. Non-cash stock-based compensation expense increased due primarily to equity awards granted within the last year. Our equity awards generally vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods.

We granted equity awards with an estimated expense value, net of estimated forfeitures, of $4.6 million to certain of our executive employees in February 2014. We will account for these equity awards over a four-year vesting period utilizing an accelerated graded vesting method.

In March 2014, we entered into a non-cancelable operating lease for a new Boston, Massachusetts facility totaling $16.6 million in future minimum payments through the lease term of July 2025. We estimate the rent expense on this lease will commence in May 2014 when we take possession of the facility for construction purposes. We estimate that the new facility will increase our rent expense by approximately $0.4 million per year on an ongoing basis, after the period of May 2014 through January 2015 in which we will incur rent expense for both the current and new facilities. The current Boston, Massachusetts lease terminates in January 2015. We also expect depreciation expense to increase by approximately $1.0 million per year over the next five years upon completion of the facility.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $6.1 million, or 30%, from $19.9 million for the three months ended March 31, 2013 to $26.0 million for the three months ended March 31, 2014. There was a $3.8 million increase in fees paid to plan providers for connectivity to plan and plan participant data for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due primarily to an increase in professional management revenue and, to a lesser extent, to modifications to a provider relationship, which extended the initial term and made other changes intended to better align the respective interests of the parties. In addition, there was an increase of $1.0 million in wages, benefits, employer payroll tax and allocated human resources expenses, as well as an increase in non-cash stock-based compensation expense of $0.3 million. There was also an increase in printed member materials and printed marketing materials expense for subadvisory relationships of $0.7 million, as subadvisory participant campaign volume was higher for the three months ended March 31, 2014. Facilities–related overhead expenses, including rent and depreciation, also increased by $0.3 million as headcount increased between the comparable periods. As a percentage of revenue, cost of revenue increased from 37% for the three months ended March 31, 2013 to 39% for the three months ended March 31, 2014 due primarily to data connectivity fees expense increasing at a faster rate than revenue due to the aforementioned modifications to a provider relationship, as well as printed materials and certain employee compensation expenses increasing at a faster rate than revenue during this period.

Research and Development

Research and development expense increased $0.3 million, or 4%, from $7.6 million for the three months ended March 31, 2013 to $7.9 million for the three months ended March 31, 2014. There was a $0.5 million increase in non-cash stock-based compensation expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. In addition, the amount of internal use software capitalized decreased by $0.2 million as more developer hours were dedicated to updating and maintaining existing core services. In addition, wages, benefits, employer payroll tax and allocated human resources expenses increased $0.2 million. These increases were offset by a $0.3 million decrease in cash incentive compensation expense, due primarily to accruing higher incentive thresholds under our cash incentive compensation plan for the three months ended March 31, 2013 compared to the three months ended March 31, 2014, as well as a $0.1 million decrease in facilities–related overhead expenses, including rent and depreciation, as headcount decreased slightly between the comparable periods and a $0.2 million decrease in other expenses such as relocation and other employee-related expenses. As a percentage of revenue, research and development expense decreased from 14% for the three months ended March 31, 2013 to 12% for the three months ended March 31, 2014. The decrease as a percentage of revenue was primarily due to a slower increase in certain employee compensation expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $1.5 million, or 15%, from $10.4 million for the three months ended March 31, 2013 to $11.9 million for the three months ended March 31, 2014. There was a $0.7 million increase in non-cash stock-based compensation expense and a $0.7 million increase in wages, benefits, employer payroll tax and allocated human resources expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. In addition, there was a $0.2 million increase in advisory printed enrollment materials expense, due primarily to an increase in printed materials that do not qualify as direct response advertising and are expensed as incurred. Facilities–related overhead expenses, including rent and depreciation, also increased by $0.1 million as headcount increased between the comparable periods, and recruiting expenses increased by $0.1 million. There was a $0.3 million decrease in cash incentive compensation expense, due primarily to accruing higher incentive thresholds under our cash incentive compensation plan for the three months ended March 31, 2013 compared to the three months ended March 31, 2014. As a percentage of revenue, sales and marketing expense decreased from 19% for the three months ended March 31, 2013 to 18% for the three months ended March 31, 2014. The decrease as a percentage of revenue was primarily due to a slower increase in certain employee compensation expenses relative to the increase in revenue during the same period.

General and Administrative

General and administrative expense increased $1.1 million, or 22%, from $4.8 million for the three months ended March 31, 2013 to $5.9 million for the three months ended March 31, 2014. There was a $0.5 million increase in non-cash stock-based compensation expense due primarily to expenses associated with the LTIP, which we began expensing in May 2013 as well as awards to certain executives in February 2014. In addition, there was a $0.5 million increase in wages, benefits, employer payroll tax and allocated human resource expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Facilities-related allocated overhead expenses, including rent and depreciation, increased $0.1 million. As a percentage of revenue, general and administrative expense remained constant at 9% for the three months ended March 31, 2013 and 2014.

Amortization of Internal Use Software

Amortization of internal use software decreased $0.1 million, or 8%, from $1.6 million for the three months ended March 31, 2013 to $1.5 million for the three months ended March 31, 2014, as there were more developer hours dedicated to updating and maintaining existing core services, which are not capitalized as internal use software, in recent periods.

Income Taxes

Income tax expense increased from $3.3 million for the three months ended March 31, 2013 to $4.9 million for the three months ended March 31, 2014 due primarily to an increase in taxable income, as well as a decrease in disqualifying stock dispositions and a legislative change in the three months ended March 31, 2013 that resulted in the recognition of the benefit related to the 2012 research and development credit in the three months ended March 31, 2013. The research and development credit was not reinstated for fiscal year 2014.

Our effective tax rate was 35% for the three months ended March 31, 2013 compared to 39% for the three months ended March 31, 2014. We would expect to see an effective tax rate of approximately 40%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of March 31, 2014, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize our federal deferred tax assets and to partially realize our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $0.3 million as of March 31, 2014 relating to net operating losses for the State of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
Non-GAAP Adjusted EBITDA	2013	2014
	(In thousands, unaudited)
Net income	$6,192	$7,817
Interest income, net	(3)	(36)
Income tax expense	3,316	4,941
Depreciation	949	1,116
Amortization of internal use software	1,533	1,425
Amortization and impairment of direct response advertising	1,479	1,542
Amortization of deferred sales commissions	472	423
Stock-based compensation	2,792	4,780

Non-GAAP Adjusted EBITDA	$16,730	$22,008

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Three Months Ended
	March 31,
Non-GAAP Adjusted Net Income	2013	2014
	(In thousands, except per share data, unaudited)
Net income	$6,192	$7,817
Stock-based compensation, net of tax (1)	1,725	2,954

Non-GAAP Adjusted Net Income	$7,917	$10,771

Non-GAAP Adjusted Earnings Per Share	$0.15	$0.20
Shares of common stock outstanding	48,282	51,100
Dilutive stock options, RSUs and PSUs	3,158	2,162

Non-GAAP adjusted common shares outstanding	51,440	53,262

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the Comparison of Three Months Ended March 31, 2013 and 2014 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash, cash equivalents and short-term investments and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of March 31, 2014, we had total cash, cash equivalents and short term investments of $258.7 million, compared to $246.0 million as of December 31, 2013.

Consolidated Cash Flow Data

	Three Months Ended
	March 31,
	2013	2014
	(In thousands)
Net cash provided by operating activities	$6,221	$10,259
Net cash used in investing activities	(2,452)	(12,582)
Net cash provided by financing activities	7,467	5,016

Net increase in cash and cash equivalents	$11,236	$2,693
Cash and cash equivalents, end of period	$192,467	$128,696

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 increased $4.0 million compared to net cash provided by operating activities for the three months ended March 31, 2013.

Operating activities for the three months ended March 31, 2014 resulted in cash provided of $10.3 million, as net income of $7.8 million and adjustments for non-cash expenses of $6.2 million, primarily related to amortization of non-cash stock-based compensation, amortization and impairment of direct response advertising, and amortization of internal use software, as well as the excess tax benefit associated with stock-based compensation, offset by a decrease in cash related to changes in operating assets and liabilities of $3.7 million. The decrease in cash related to operating assets and liabilities was due primarily to a decrease in accrued compensation related to 2013 cash incentive program payments and a decrease in deferred revenue, offset by an increase in accounts payable due to an increase in expenses and a decrease in deferred tax assets due to utilization.

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

In March 2014, the Company entered into an operating lease for a new Boston, Massachusetts facility. We expect to incur reduced facilities cash outflows during the period of February 2015 through March 2017, as this new facility lease provides for a free rent period. We expect cash expenditures associated with capital equipment purchases related to the build-out of the facility to be approximately $4.0 million over the estimated period of April through October 2014.

Investing Activities

Net cash used in investing activities was $12.6 million for the three months ended March 31, 2014 compared to $2.5 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, cash used for the purchase of short-term investments was $30.0 million, offset by maturities of $20.0 million. The purchase of property and equipment increased $0.4. As a result, we spent $1.7 million related to capital expenditures during the three months ended March 31, 2014 compared to $1.3 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, the amount of internal use software costs we capitalized decreased to $0.9 million compared to $1.2 million for the three months ended March 31, 2013, as more non-capitalized developer hours were dedicated to updating and maintaining existing core services.

Financing Activities

Net cash provided by financing activities was $5.0 million for the three months ended March 31, 2014 compared to net cash provided by financing activities of $7.5 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, we received $4.3 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $6.5 million during the three months ended March 31, 2013. Excess tax benefit associated with stock-based compensation increased to $3.2 million for the three months ended March 31, 2014 compared to $1.0 million for the three months ended March 31, 2013 due to an increase in the amount of stock-based compensation offsetting cash income taxes.

Prior to fiscal 2013, we did not pay any cash dividends on our common stock. In January 2014, we incurred cash dividend payments totaling $2.5 million, and incurred a subsequent payment of $3.1 million in April 2014 relating to dividends payable as of March 31, 2014. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees that vest in mid-November 2014, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting date. Based on the fair value of our common stock as of March 31, 2014 of $50.78 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $3.0 million.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the three months ended March 31, 2014, 87% of our revenue was derived from fees based on the market value of AUM compared to 85% for the year ended December 31, 2013. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the Exchange Act)) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) have concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I—Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes from the risk factors disclosed in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended March 31, 2014, we issued 399,664 shares of unregistered common stock for an aggregate purchase price of $2.7 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

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

Date: May 6, 2014

FINANCIAL ENGINES, INC.

/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ Raymond J. Sims
Raymond J. Sims
Executive Vice President, Chief Financial Officer and Chief Risk Officer
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