Form 10-Q
period 2014-06-30
Financial Engines, Inc.
filed 2014-07-31
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of July 24, 2014, 51,754,155 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2013	2014
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$126,003	$131,280
Short-term investments	120,027	149,929
Accounts receivable, net	63,805	64,003
Prepaid expenses	3,271	3,749
Deferred tax assets	17,363	15,012
Other current assets	3,326	2,422

Total current assets	333,795	366,395
Property and equipment, net	15,273	15,826
Internal use software, net	8,530	7,460
Long-term deferred tax assets	4,989	4,989
Direct response advertising, net	9,717	8,373
Other assets	3,377	3,063

Total assets	$375,681	$406,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,801	$19,703
Accrued compensation	14,138	6,850
Deferred revenue	7,868	7,853
Dividend payable	2,540	3,097
Other current liabilities	959	1,057

Total current liabilities	46,306	38,560
Long-term deferred revenue	714	487
Long-term deferred rent	6,644	6,554
Other liabilities	131	1,223

Total liabilities	53,795	46,824

Contingencies (see note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2013 and June 30, 2014; None issued or outstanding as of December 31, 2013 and June 30, 2014	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2013 and June 30, 2014; 50,890 and 51,679 shares issued and outstanding at December 31, 2013 and June 30, 2014, respectively	5	5
Additional paid-in capital	361,955	387,653
Accumulated deficit	(40,074)	(28,376)

Total stockholders’ equity	321,886	359,282

Total liabilities and stockholders’ equity	$375,681	$406,106

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(In thousands, except per share data)
Revenue:
Professional management	$48,501	$60,735	$93,955	$117,804
Platform	8,454	8,222	16,503	16,512
Other	825	832	1,187	1,350

Total revenue	57,780	69,789	111,645	135,666

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	22,546	27,178	42,474	53,156
Research and development	7,643	7,011	15,267	14,932
Sales and marketing	10,910	11,823	21,263	23,700
General and administrative	5,147	5,576	9,965	11,446
Amortization of internal use software	1,723	1,623	3,360	3,135

Total costs and expenses	47,969	53,211	92,329	106,369

Income from operations	9,811	16,578	19,316	29,297
Interest income, net	7	41	10	77
Other income, net	—	—	—	3

Income before income taxes	9,818	16,619	19,326	29,377
Income tax expense	3,475	6,565	6,791	11,506

Net and comprehensive income	$6,343	$10,054	$12,535	$17,871

Dividends declared per share of common stock	$0.05	$0.06	$0.10	$0.12
Net income per share attributable to holders of common stock
Basic	$0.13	$0.20	$0.26	$0.35
Diluted	$0.12	$0.19	$0.24	$0.34
Shares used to compute net income per share attributable to holders of common stock
Basic	49,201	51,523	48,744	51,313
Diluted	52,086	53,275	51,766	53,270

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2013	2014
	(In thousands)
Cash flows from operating activities:
Net income	$12,535	$17,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,921	2,232
Amortization of internal use software	3,145	2,953
Stock-based compensation	6,210	9,850
Amortization of deferred sales commissions	967	804
Amortization and impairment of direct response advertising	2,970	3,097
Amortization of discount on short-term investments	(3)	1
Provision for doubtful accounts	237	356
Deferred tax assets	4,735	3,365
Loss (gain) on fixed asset disposal	—	(8)
Excess tax benefit associated with stock-based compensation	(1,234)	(8,109)
Changes in operating assets and liabilities:
Accounts receivable	(6,961)	(555)
Prepaid expenses	(256)	(478)
Direct response advertising	(2,055)	(1,749)
Other assets	(26)	413
Accounts payable	6,430	7,631
Accrued compensation	(2,596)	(7,287)
Deferred revenue	483	(243)
Deferred rent	251	(35)

Net cash provided by operating activities	26,753	30,109

Cash flows from investing activities:
Purchase of property and equipment	(1,943)	(3,234)
Sale of property and equipment	—	8
Capitalization of internal use software	(2,357)	(1,922)
Purchases of short-term investments	(39,971)	(89,902)
Maturities of short-term investments	—	60,000

Net cash used in investing activities	(44,271)	(35,050)

Cash flows from financing activities:
Payments on capital lease obligations	(31)	(50)
Excess tax benefit associated with stock-based compensation	1,234	8,109
Net share settlements for minimum tax withholdings	—	(128)
Proceeds from issuance of common stock	13,300	7,903
Cash dividend payments	(2,436)	(5,616)

Net cash provided by financing activities	12,067	10,218

Net increase (decrease) in cash and cash equivalents	(5,451)	5,277
Cash and cash equivalents, beginning of period	181,231	126,003

Cash and cash equivalents, end of period	$175,780	$131,280

Supplemental cash flows information:
Income taxes paid, net of refunds	$429	$211
Interest paid	$5	$6
Non-cash operating, investing and financing activities:
Purchase of property and equipment under capital lease	$34	$169
Unpaid purchases of property and equipment	$233	$444
Capitalized stock-based compensation for internal use software	$140	$142
Capitalized stock-based compensation for direct response advertising	$25	$36
Dividends declared but not yet paid	$2,475	$3,097

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2013 and June 30, 2014, the Company’s Statements of Income for the three and six months ended June 30, 2013 and 2014 and the Company’s Statements of Cash Flows for the six months ended June 30, 2013 and 2014. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is the same as net income for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant items subject to such estimates and assumptions include income taxes, stock-based compensation, direct response advertising, the useful lives of property, equipment, internal use software and revenue recognition. Actual results could differ from those estimates under different assumptions or conditions.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 3 — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents are comprised of cash held primarily in money market accounts. Cash and cash equivalents consist of the following:

	December 31, 2013	June 30, 2014
	(In thousands)
Cash	$12,404	$20,482
Money market fund	113,599	110,798

Total cash and cash equivalents	$126,003	$131,280

NOTE 4 — Short-Term Investments

The Company considers all investments purchased with an original remaining maturity of between three and twelve months at the date of purchase to be short-term investments. The U.S. Treasury securities are classified as held-to-maturity. A reconciliation between amortized cost and fair value of short-term investments is as follows:

	December 31, 2013	June 30, 2014
	(In thousands)
U.S. Treasury Securities:
Amortized cost	$120,027	$149,929
Gross unrecognized gains	12	33
Gross unrecognized losses	(2)	(1)

Fair value	$120,037	$149,961

NOTE 5 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reports its short-term investments in U.S. Treasury securities at amortized cost at each reporting period. There have been no changes in the Company’s valuation techniques during the six months ended June 30, 2014. The Company began purchasing six-month and twelve–month U.S. Treasury securities in May 2013. The U.S. Treasury securities have maturity dates through June 2015. Both the money market funds and U.S. Treasury securities are classified as Level 1.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2013				As of June 30, 2014
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$113,599	$113,599	$—	$—	$110,798	$110,798	$—	$—
US Treasury Securities	$120,037	$120,037	$—	$—	$149,961	$149,961	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

The Company’s customers are concentrated in the United States. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company reviews the need for allowances for potential credit losses and such losses have been insignificant to date.

Significant customer information is as follows:

	December 31, 2013	June 30, 2014
Percentage of accounts receivable:
JPMorgan	14%	14%
ING	11%	10%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Percentage of revenue:
JPMorgan	12%	11%	12%	11%

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(In thousands)
Stock-based compensation:
Cost of revenue	$354	$674	$636	$1,258
Research and development	764	1,128	1,404	2,248
Sales and marketing	824	1,391	1,524	2,805
General and administrative	1,366	1,782	2,431	3,357
Amortization of internal use software	110	95	215	182

Total stock-based compensation	$3,418	$5,070	$6,210	$9,850

On a quarterly basis, the Company updates its Black-Scholes option pricing model to reflect the anticipated dividends to be paid over the expected term of the awards. For the three months ended June 30, 2014, the Company included a dividend yield of 0.5%.

Cash Dividends

On July 29, 2014 the Board of Directors declared a quarterly dividend of $0.06 per share to be paid on October 6, 2014 to record-holders as of September 22, 2014. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of June 30, 2014, the Company had a dividend payable balance of $3.1 million, which was paid to stockholders in July 2014.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$6,343	$10,054	$12,535	$17,871

Denominator (basic):
Net weighted average common shares outstanding	49,201	51,523	48,744	51,313

Denominator (diluted):
Weighted average common shares outstanding	49,201	51,523	48,744	51,313
Dilutive stock options and awards outstanding	2,663	1,451	2,823	1,662
Dilutive unvested restricted stock units	222	260	199	259
Dilutive unvested performance stock units	—	41	—	36

Net weighted average common shares outstanding	52,086	53,275	51,766	53,270

Net income per share attributable to holders of common stock:
Basic	$0.13	$0.20	$0.26	$0.35
Diluted	$0.12	$0.19	$0.24	$0.34

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(In thousands)
Stock options outstanding	243	665	399	488
Restricted stock units outstanding	32	58	16	29
Performance stock units outstanding	40	—	20	—

Total anti-dilutive common equivalent shares	315	723	435	517

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — Income Taxes

The Company recorded an income tax provision of $3.5 million and $6.6 million for the three months ended June 30, 2013 and 2014, respectively, and an income tax provision of $6.8 million and $11.5 million for the six months ended June 30, 2013 and 2014, respectively. The Company’s effective tax rate was 35% and 39% for the six months ended June 30, 2013 and 2014, respectively. The increase in the Company’s effective tax rate was due primarily to a decrease in disqualifying stock dispositions, as well as a legislative change in the three and six months ended June 30, 2013 that resulted in the recognition of the benefit related to the 2012 research and development credit in the three and six months ended June 30, 2013. The research and development credit was not reinstated for fiscal year 2014.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open due to loss carryforwards and may be subject to examination in one or more jurisdictions. The Company has undergone a federal tax examination for fiscal years 2006 and 2007 and the results did not have a material impact on its financial condition and results of operations. As of June 30, 2014, there are no on-going tax audits in any significant tax jurisdictions.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended June 30, 2013 and 2014, the accrued interest and penalties were immaterial.

NOTE 9 — Commitments and Contingencies

Commitments

In March 2014, the Company entered into a non-cancelable operating lease for a new Boston, Massachusetts facility totaling $16.6 million in future minimum payments through July 2025. The lease includes an extension option for a period of 5 years, an ongoing right of first offer with respect to any contiguous space that becomes available, and a one-time expansion option with respect to specific space on the floor below the leased premises. For this facility, the Company will recognize expense on a straight-line basis over the lease period commencing on the date that the facility becomes available to the Company for construction purposes, which occurred in July 2014. The lease provides for a 26-month free rent period and escalating rent payments thereafter. The new operating lease contract includes a tenant improvement allowance of approximately $2.4 million, and as of June 30, 2014 there was a receivable balance associated with this allowance of $0.2 million. The lease for the currently occupied Boston, Massachusetts facility terminates in January 2015.

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would not have a material effect on the Company’s operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; our expectations regarding our expenses and revenue, including our deferred tax assets and sources of revenue; our effective tax rate; our anticipated cash needs and expenditures, including with respect to our new operating lease in Boston, our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock; our expectations regarding the amounts, timing and frequency of any payment of dividends; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our legal proceedings; intellectual property; and our expectations regarding competition. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

As of June 30, 2014, we had approximately $869 billion of AUC and 8.1 million plan participants in plans for which the Professional Management service is available, which includes approximately $188 billion of AUC and 2.0 million plan participants in plans at 81 plan sponsors for which Income+ has been made available to participants.

As of June 30, 2014, we had 161 Income+ plan sponsor contracts, including the aforementioned 81 plan sponsors where Income+ has been made available to participants and 80 plan sponsors for which the service has not yet been made available, representing a total of approximately $288 billion of retirement assets and 2.9 million participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
All plans as of June 30, 2014
Professional Management available	9.8%	11.3%
Professional Management available 14 months or more	10.8%	12.4%
Professional Management available 26 months or more	11.7%	13.2%

(1)	We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of June 30, 2014, we performed a calculation to estimate the marked-to-market asset enrollment rate as of June 30, 2014, which we believe was approximately 11.3% where Professional Management is available, approximately 12.4% where Professional Management has been available for 14 months or more and approximately 13.2% where Professional Management has been available for 26 months or more.

As of June 30, 2014, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	3%
Bonds	24%
Domestic Equity	46%
International Equity	27%

Total	100%

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

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q3’13	Q4’13	Q1’14	Q2’14
	(In billions)
AUM, beginning of period	$74.3	$82.0	$88.2	$92.0
New Enrollment(1)	4.8	4.4	3.9	4.0
Voluntary Cancellations(2)	(1.5)	(1.6)	(1.5)	(1.2)
Involuntary Cancellations(3)	(1.3)	(1.8)	(1.2)	(1.4)
Contributions(4)	1.4	1.4	1.5	1.6
Market Movement and Other(5)	4.3	3.8	1.1	3.4

AUM, end of period	$82.0	$88.2	$92.0	$98.4

(1)	The aggregate amount of AUM, at the time of enrollment, of new members who enrolled in our Professional Management service within the period. We receive 401(k) account balances for each member at least weekly, including 401(k) account balances for new members. Accordingly, we are able to capture the 401(k) account balances within a week of enrollment for any given new member.
(2)	The aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period. Members may cancel at any time without any requirement to provide advance notice. Our quarter-end AUM excludes the assets of any account cancelled by a member prior to the end of the last day of the quarter. We can quantify this amount for any period by retrieving the account value from the last file received during the week prior to cancellation.
(3)	The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. Involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between July 1, 2014 and July 24, 2014 would cause the AUM that was reported as of June 30, 2014 to be reduced by 0.01%.
(4)	Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 84-90% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM.
(5)	Other factors affecting AUM include estimated market movement, plan administrative fees, participant loans and hardship withdrawals, and timing differences. We cannot separately quantify the impact of the other factors contained in this line item as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement. We would expect that market movement would typically represent the most substantial portion of this line item in a given quarter.

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

Costs and Expenses

Employee compensation and related expenses represent our largest expense and include wages expense, cash incentive compensation expense, benefits expenses, employer payroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including non-cash stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. While we expect our headcount to increase over time, we believe that the economies of scale in our business model can allow us to grow our compensation and related expenses at a lower rate than revenue in normal financial market conditions. We anticipate granting equity awards to board members and certain of our employees each year that may result in significant non-cash stock-based compensation expense. The largest grant events typically occur in the first and fourth quarters, although significant awards may also be granted at other times. We anticipate providing annual compensation increases to certain of our employees each year, typically in the second quarter, that may result in an increase primarily to wages and cash incentive compensation expenses.

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

Sales and Marketing. Sales and marketing expense includes costs associated with customer experience, provider and sponsor relationship management, provider and sponsor marketing, direct sales, product marketing, corporate communications, customer analytics, creative services and printing of, and postage for, marketing materials for direct advisory relationships, including amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs.

General and Administrative. General and administrative expense includes costs for finance, accounting, legal, compliance, risk management and administration. Costs in this area include employee compensation and related expenses and fees for consulting and professional services. We have incurred and we expect that we will continue to incur expenses as a result of being a public company for, among other things, SEC reporting and compliance, including compliance with the Sarbanes-Oxley Act of 2002, director compensation, insurance, and other similar expenses.

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

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2014, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended June 30, 2013 and 2014

	Three Months Ended June 30,		Three Months Ended June 30,		Increase (Decrease)
	2013	2014	2013	2014	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	84%	87%	$48,501	$60,735	$12,234	25%
Platform	15	12	8,454	8,222	(232)	(3)
Other	1	1	825	832	7	1

Total revenue	100	100	57,780	69,789	12,009	21
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	39	39	22,546	27,178	4,632	21
Research and development	13	10	7,643	7,011	(632)	(8)
Sales and marketing	19	17	10,910	11,823	913	8
General and administrative	9	8	5,147	5,576	429	8
Amortization of internal use software	3	2	1,723	1,623	(100)	(6)

Total costs and expenses	83	76	47,969	53,211	5,242	11

Income from operations	17	24	9,811	16,578	6,767	69
Interest income, net	—	—	7	41	34	486

Income before income tax expense	17	24	9,818	16,619	6,801	69
Income tax expense	6	10	3,475	6,565	3,090	89

Net income	11%	14%	$6,343	$10,054	$3,711	59%

Revenue

Total revenue increased $12.0 million, or 21%, from $57.8 million for the three months ended June 30, 2013 to $69.8 million for the three months ended June 30, 2014. This increase was due primarily to growth in professional management revenue of $12.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, offset by a $0.2 million decrease in platform revenue. Professional management revenue and platform revenue comprised 87% and 12%, respectively, of total revenue for the three months ended June 30, 2014.

Professional Management Revenue

Professional management revenue increased $12.2 million, or 25%, from $48.5 million for the three months ended June 30, 2013 to $60.7 million for the three months ended June 30, 2014. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $73.9 billion for the three months ended June 30, 2013 to approximately $95.5 billion for the three months ended June 30, 2014. This increase in average AUM was driven primarily by market appreciation, contributions, and increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions.

Platform Revenue

Platform revenue decreased $0.2 million, or 3%, from $8.5 million for the three months ended June 30, 2013 to $8.2 million for the three months ended June 30, 2014. This decrease was due primarily to a reduction in the amount of platform revenue we receive as a result of a small number of sponsors converting to a subadvised plan provider, as well as platform fee reductions as a result of sponsors adding new asset-based professional management services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Costs and Expenses

Costs and expenses increased $5.2 million, or 11%, from $48.0 million for the three months ended June 30, 2013 to $53.2 million for the three months ended June 30, 2014. This increase was due to a $4.6 million increase in cost of revenue, exclusive of amortization of internal use software, a $0.6 million decrease in research and development expense, a $0.9 million increase in sales and marketing expense, a $0.4 million increase in general and administrative expense and a $0.1 million decrease in amortization of internal use software for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Across all functional areas, cash incentive compensation expense decreased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, as a result of anticipating lower cash incentive plan percentage achievement for the year ended December 31, 2014 compared to the year ended December 31, 2013. We anticipate this type of variance will continue for the remainder of the year ended December 31, 2014. Non-cash stock-based compensation expense increased due primarily to equity awards granted within the last year. Our equity awards generally vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods.

We granted equity awards with an estimated expense value, net of estimated forfeitures, of $4.6 million to certain of our executive employees in February 2014. We will account for these equity awards over a four-year vesting period utilizing an accelerated graded vesting method.

In March 2014, we entered into a non-cancelable operating lease for a new Boston, Massachusetts facility totaling $16.6 million in future minimum payments through the lease term of July 2025. The rent expense on this lease will commence in July 2014 when we took possession of the facility for construction purposes. We estimate that the new facility will increase our rent expense by approximately $0.4 million per year on an ongoing basis, after the period of July 2014 through January 2015 in which we will incur rent expense for both the current and new facilities. The lease for the currently occupied Boston, Massachusetts facility terminates in January 2015. We also expect depreciation expense to increase by approximately $1.0 million per year over the next five years upon completion of the facility.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $4.6 million, or 21%, from $22.5 million for the three months ended June 30, 2013 to $27.2 million for the three months ended June 30, 2014. There was a $3.5 million increase in fees paid to plan providers for connectivity to plan and plan participant data for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due primarily to an increase in professional management revenue and, to a lesser extent, to modifications to a provider relationship, which extended the initial term and made other changes intended to better align the respective interests of the parties. In addition, there was an increase of $0.7 million in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases effective April 1, 2014, as well as an increase in non-cash stock-based compensation expense of $0.3 million. Facilities–related overhead expenses, including rent and depreciation, also increased by $0.2 million as headcount increased between the comparable periods and other expenses, such as subadvisory participant marketing materials and printed member materials, as well as equipment, increased by $0.2 million. These increases were partially offset by a decrease in cash incentive compensation of $0.3 million. As a percentage of revenue, cost of revenue remained constant at 39% for the comparable periods.

Research and Development

Research and development expense decreased $0.6 million, or 8%, from $7.6 million for the three months ended June 30, 2013 to $7.0 million for the three months ended June 30, 2014. There was a $0.4 million increase in non-cash stock-based compensation expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. In addition, the amount of internal use software capitalized decreased by $0.2 million as more developer hours were dedicated to updating and maintaining existing core services and recruiting expenses increased $0.1 million. These increases were offset by a $0.9 million decrease in cash incentive compensation expense, as well as a $0.2 million decrease in consulting expenses and a $0.2 million decrease in other expenses, including facilities–related overhead expenses. As a percentage of revenue, research and development expense decreased from 13% for the three months ended June 30, 2013 to 10% for the three months ended June 30, 2014. The decrease as a percentage of revenue was primarily due to a decrease in cash incentive compensation, as well as a slower increase in wages, benefits, employer payroll tax and allocated human resources expenses, relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $0.9 million, or 8%, from $10.9 million for the three months ended June 30, 2013 to $11.8 million for the three months ended June 30, 2014. There was a $0.6 million increase in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases effective April 1, 2014 and a $0.6 million increase in non-cash stock-based compensation expense for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. In addition, there was a $0.3 million increase in other expenses such as general marketing programs and facilities-related overhead expense, including rent and depreciation. These increases were partially offset by a $0.6 million decrease in cash incentive compensation expense. As a percentage of revenue, sales and marketing expense decreased from 19% for the three months ended June 30, 2013 to 17% for the three months ended June 30, 2014. The decrease as a percentage of revenue was primarily due to a decrease in cash incentive compensation, as well as a slower increase in wages, benefits, employer payroll tax and allocated human resources expenses, relative to the increase in revenue during the same period.

General and Administrative

General and administrative expense increased $0.4 million, or 8%, from $5.1 million for the three months ended June 30, 2013 to $5.6 million for the three months ended June 30, 2014. There was a $0.4 million increase in non-cash stock-based compensation expense due primarily to awards to certain executives in February 2014. In addition, there was a $0.3 million increase in wages, benefits, employer payroll tax and allocated human resource expense for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. There were also increases in facilities-related allocated overhead expenses, including rent and depreciation, as headcount increased between the comparable periods and an increase in recruiting expense of $0.1 million. These increases were partially offset by a decrease in cash incentive compensation of $0.4 million. As a percentage of revenue, general and administrative expense decreased from 9% for the three months ended June 30, 2013 to 8% for the three months ended June 30, 2014. The decrease as a percentage of revenue was primarily due to a decrease in cash incentive compensation relative to the increase in revenue during the same period.

Amortization of Internal Use Software

Amortization of internal use software decreased $0.1 million, or 6%, from $1.7 million for the three months ended June 30, 2013 to $1.6 million for the three months ended June 30, 2014, as there were more developer hours dedicated to updating and maintaining existing core services, which are not capitalized as internal use software, in recent periods.

Income Taxes

Income tax expense increased from $3.5 million for the three months ended June 30, 2013 to $6.6 million for the three months ended June 30, 2014 due primarily to an increase in taxable income, as well as a decrease in excess tax benefits associated with disqualifying stock dispositions.

Our effective tax rate was 35% for the three months ended June 30, 2013 compared to 40% for the three months ended June 30, 2014. We would expect to see an effective tax rate of approximately 40%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of June 30, 2014, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize our federal deferred tax assets and to partially realize our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $0.3 million as of June 30, 2014 relating to net operating losses for the State of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

Comparison of Six Months Ended June 30, 2013 and 2014

	Six Months Ended June 30,		Six Months Ended June 30,		Increase (Decrease)
	2013	2014	2013	2014	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	84%	87%	$93,955	$117,804	$23,849	25%
Platform	15	12	16,503	16,512	9	0
Other	1	1	1,187	1,350	163	14

Total revenue	100	100	111,645	135,666	24,021	22
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	38	39	42,474	53,156	10,682	25
Research and development	14	11	15,267	14,932	(335)	(2)
Sales and marketing	19	18	21,263	23,700	2,437	11
General and administrative	9	8	9,965	11,446	1,481	15
Amortization of internal use software	3	2	3,360	3,135	(225)	(7)

Total costs and expenses	83	78	92,329	106,369	14,040	15

Income from operations	17	22	19,316	29,297	9,981	52
Interest income, net	—	—	10	77	67	670
Other income, net	—	—	—	3	3	n/a

Income before income tax expense	17	22	19,326	29,377	10,051	52
Income tax expense	6	9	6,791	11,506	4,715	69

Net income	11%	13%	$12,535	$17,871	$5,336	43%

Revenue

Total revenue increased $24.0 million, or 22%, from $111.6 million for the six months ended June 30, 2013 to $135.7 million for the six months ended June 30, 2014. This increase was due primarily to growth in professional management revenue of $23.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, as well as a $0.2 million increase in other revenue. Professional management revenue and platform revenue comprised 87% and 12%, respectively, of total revenue for the six months ended June 30, 2014.

Professional Management Revenue

Professional management revenue increased $23.8 million, or 25%, from $94.0 million for the six months ended June 30, 2013 to $117.8 million for the six months ended June 30, 2014. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $71.5 billion for the six months ended June 30, 2013 to approximately $92.7 billion for the six months ended June 30, 2014. This increase in average AUM was driven primarily by market appreciation, contributions, and increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions.

Other Revenue

Other revenue increased $0.2 million, or 14%, from $1.2 million for the six months ended June 30, 2013 to $1.4 million for the six months ended June 30, 2014. This increase was due primarily to an increase in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $14.0 million, or 15%, from $92.3 million for the six months ended June 30, 2013 to $106.4 million for the six months ended June 30, 2014. This increase was due to a $10.7 million increase in cost of revenue, exclusive of amortization of internal use software, a $0.3 million decrease in research and development expense, a $2.4 million increase in sales and marketing expense, a $1.5 million increase in general and administrative expense and a $0.2 million decrease in amortization of internal use software for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Across functional areas, wages, benefits and employer payroll tax expenses increased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due primarily to headcount growth and annual compensation increases effective April 1, 2014. Cash incentive compensation expense decreased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of anticipating lower cash incentive plan percentage achievement for the year ended December 31, 2014 compared to the year ended December 31, 2013. We anticipate this type of variance will continue for the remainder of the year ended December 31, 2014. Non-cash stock-based compensation expense increased due primarily to equity awards granted within the last year. Our equity awards generally vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $10.7 million, or 25%, from $42.5 million for the six months ended June 30, 2013 to $53.2 million for the six months ended June 30, 2014. There was a $7.3 million increase in fees paid to plan providers for connectivity to plan and plan participant data for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to an increase in professional management revenue and, to a lesser extent, to modifications to a provider relationship, which extended the initial term and made other changes intended to better align the respective interests of the parties. In addition, there was an increase of $1.7 million in wages, benefits, employer payroll tax and allocated human resources expenses, as well as an increase in non-cash stock-based compensation expense of $0.6 million. There was also an increase in printed marketing materials and printed member materials expense for subadvisory relationships of $0.8 million, as subadvisory participant campaign volume was higher for the six months ended June 30, 2014. Facilities–related overhead expenses, including rent and depreciation, also increased by $0.5 million as headcount increased between the comparable periods and other expenses such as equipment and production expenses increased $0.2 million. These increases were partially offset by a $0.4 million decrease in cash incentive compensation. As a percentage of revenue, cost of revenue increased from 38% for the six months ended June 30, 2013 to 39% for the six months ended June 30, 2014 due primarily to data connectivity fees expense increasing at a faster rate than revenue due to the aforementioned modifications to a provider relationship.

Research and Development

Research and development expense decreased $0.3 million, or 2%, from $15.3 million for the six months ended June 30, 2013 to $14.9 million for the six months ended June 30, 2014. There was a $0.8 million increase in non-cash stock-based compensation expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. In addition, the amount of internal use software capitalized decreased by $0.5 million as more developer hours were dedicated to updating and maintaining existing core services. In addition, wages, benefits, employer payroll tax and allocated human resources expenses increased $0.1 million. These increases were offset by a $1.2 million decrease in cash incentive compensation expense, as well as a $0.2 million decrease in facilities–related overhead expenses, including rent and depreciation, as headcount grew at a slower rate than other functional areas between the comparable periods, a $0.2 million decrease in consulting expense and a $0.1 million decrease in other expenses. As a percentage of revenue, research and development expense decreased from 14% for the six months ended June 30, 2013 to 11% for the six months ended June 30, 2014. The decrease as a percentage of revenue was primarily due to a slower increase in wages, benefits, employer payroll tax and allocated human resources expenses, as well as a decrease in cash incentive compensation expenses, relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $2.4 million, or 11%, from $21.3 million for the six months ended June 30, 2013 to $23.7 million for the six months ended June 30, 2014. There was a $1.3 million increase in wages, benefits, employer payroll tax and allocated human resources expenses and a $1.2 million increase in non-cash stock-based compensation expense for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. In addition, there was a $0.3 million increase in advisory printed enrollment materials expense, due primarily to an increase in amortization of direct response advertising. Facilities–related overhead expenses, including rent and depreciation, also increased by $0.2 million as headcount increased between the comparable periods, recruiting expenses increased by $0.2 million and other expenses increased by $0.2 million. These increases were partially offset by a $1.0 million decrease in cash incentive compensation expense. As a percentage of revenue, sales and marketing expense decreased from 19% for the six months ended June 30, 2013 to 18% for the six months ended June 30, 2014. The decrease as a percentage of revenue was primarily due to a decrease in cash incentive compensation, as well as a slower increase in wages, benefits, employer payroll tax and allocated human resources expenses, relative to the increase in revenue during the same period.

General and Administrative

General and administrative expense increased $1.5 million, or 15%, from $10.0 million for the six months ended June 30, 2013 to $11.4 million for the six months ended June 30, 2014. There was a $0.9 million increase in non-cash stock-based compensation expense due primarily to awards to certain executives in February 2014, as well as expenses associated with the LTIP, which we began expensing in May 2013. In addition, there was a $0.7 million increase in wages, benefits, employer payroll tax and allocated human resource expense for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Facilities-related allocated overhead expenses, including rent and depreciation, increased $0.1 million as headcount increased between the comparable periods, and other expenses, including professional services, increased $0.2 million. These increases were partially offset by a $0.4 million decrease in cash incentive compensation expense. As a percentage of revenue, general and administrative expense decreased from 9% for the six months ended June 30, 2013 to 8% for the six months ended June 30, 2014. The decrease as a percentage of revenue was primarily due to a decrease in cash incentive compensation, as well as a slower increase in professional services expenses, relative to the increase in revenue during the same period.

Amortization of Internal Use Software

Amortization of internal use software decreased $0.2 million, or 7%, from $3.4 million for the six months ended June 30, 2013 to $3.1 million for the six months ended June 30, 2014, as there were more developer hours dedicated to updating and maintaining existing core services, which are not capitalized as internal use software, in recent periods.

Income Taxes

Income tax expense increased from $6.8 million for the six months ended June 30, 2013 to $11.5 million for the six months ended June 30, 2014 due primarily to an increase in taxable income, as well as a decrease in excess tax benefits associated with disqualifying stock dispositions and a legislative change in the six months ended June 30, 2013 that resulted in the recognition of the benefit related to the 2012 research and development credit in the six months ended June 30, 2013. The research and development credit was not reinstated for fiscal year 2014.

Our effective tax rate was 35% for the six months ended June 30, 2013 compared to 39% for the six months ended June 30, 2014. We would expect to see an effective tax rate of approximately 40%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Non-GAAP Adjusted EBITDA	(In thousands, unaudited)
Net income	$6,343	$10,054	$12,535	$17,871
Interest income, net	(7)	(41)	(10)	(77)
Income tax expense	3,475	6,565	6,791	11,506
Depreciation	972	1,116	1,921	2,232
Amortization of internal use software	1,612	1,528	3,145	2,953
Amortization and impairment of direct response advertising	1,491	1,555	2,970	3,097
Amortization of deferred sales commissions	495	381	967	804
Stock-based compensation	3,418	5,070	6,210	9,850

Non-GAAP Adjusted EBITDA	$17,799	$26,228	$34,529	$48,236

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Non-GAAP Adjusted Net Income	(In thousands, except per share data, unaudited)
Net income	$6,343	$10,054	$12,535	$17,871
Stock-based compensation, net of tax (1)	2,113	3,133	3,838	6,087

Non-GAAP Adjusted Net Income	$8,456	$13,187	$16,373	$23,958

Non-GAAP Adjusted Earnings Per Share	$0.16	$0.25	$0.32	$0.45

Shares of common stock outstanding	49,201	51,523	48,744	51,313
Dilutive stock options, RSUs and PSUs	2,885	1,752	3,022	1,957

Non-GAAP adjusted common shares outstanding	52,086	53,275	51,766	53,270

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the Comparisons of Three and Six Months Ended June 30, 2013 and 2014 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash, cash equivalents and short-term investments and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of June 30, 2014, we had total cash, cash equivalents and short term investments of $281.2 million, compared to $246.0 million as of December 31, 2013.

Consolidated Cash Flow Data

	Six Months Ended
	June 30,
	2013	2014
	(In thousands)
Net cash provided by operating activities	$26,753	$30,109
Net cash used in investing activities	(44,271)	(35,050)
Net cash provided by financing activities	12,067	10,218

Net increase (decrease) in cash and cash equivalents	$(5,451)	$5,277
Cash and cash equivalents, end of period	$175,780	$131,280

Operating Activities

Operating activities for the six months ended June 30, 2014 resulted in cash provided of $30.1 million, as net income of $17.9 million and adjustments for non-cash expenses of $14.5 million, primarily related to amortization of non-cash stock-based compensation, deferred tax assets, amortization and impairment of direct response advertising, and amortization of internal use software, as well as the excess tax benefit associated with stock-based compensation, offset by a decrease in cash related to changes in operating assets and liabilities of $2.3 million. The decrease in cash related to operating assets and liabilities was due primarily to a decrease in accrued compensation related to 2013 cash incentive program payments and a decreased in the amount capitalized for direct response advertising, offset by an increase in accounts payable due to an increase in expenses.

Operating activities for the six months ended June 30, 2013 resulted in cash provided of $26.8 million, as net income of $12.5 million and adjustments for non-cash expenses of $18.9 million, primarily related to amortization of non-cash stock-based compensation, amortization of internal use software and amortization and impairment of direct response advertising, offset by a decrease in cash related to changes in operating assets and liabilities of $4.7 million. The decrease in cash related to operating assets and liabilities was due primarily to an increase in accounts receivable driven by an increase in revenue and a decrease in accrued compensation related to 2012 cash incentive program payments, offset by an increase in accounts payable due to an increase in expenses and a decrease in deferred tax assets due to utilization.

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

Investing Activities

Net cash used in investing activities was $35.1 million for the six months ended June 30, 2014 compared to $44.3 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, cash used for the purchase of short-term investments was $89.9 million, offset by maturities of $60.0 million. The purchase of property and equipment increased $1.3 million. As a result, we spent $3.2 million related to capital expenditures during the six months ended June 30, 2014 compared to $1.9 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, the amount of internal use software costs we capitalized decreased to $1.9 million compared to $2.4 million for the six months ended June 30, 2013, as more non-capitalized developer hours were dedicated to updating and maintaining existing core services.

Financing Activities

Net cash provided by financing activities was $10.2 million for the six months ended June 30, 2014 compared to net cash provided by financing activities of $12.1 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, we received $7.9 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $13.3 million during the six months ended June 30, 2013. Excess tax benefit associated with stock-based compensation increased to $8.1 million for the six months ended June 30, 2014 compared to $1.2 million for the six months ended June 30, 2013 due to an increase in the amount of stock-based compensation offsetting cash income taxes.

Prior to fiscal 2013, we did not pay any cash dividends on our common stock. For the six months ending June 30, 2014, we incurred cash dividend payments totaling $5.6 million, and incurred a subsequent payment of $3.1 million in July 2014 relating to dividends payable as of June 30, 2014. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees that vest in November 2014, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting date. Based on the fair value of our common stock as of June 30, 2014 of $45.28 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $2.5 million. We anticipate this type of cash payment to occur each year in November, with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the six months ended June 30, 2014, 87% of our revenue was derived from fees based on the market value of AUM compared to 85% for the year ended December 31, 2013. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended June 30, 2014, we issued 208,437 shares of unregistered common stock for an aggregate purchase price of $1.5 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Item 6. Exhibits

Exhibit Number	Description
3.(i)	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

3.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

#10.1	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the Securities Act) or the Securities Exchange Act of 1934 (the Exchange Act), whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(#)	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2014

FINANCIAL ENGINES, INC.

/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ Raymond J. Sims
Raymond J. Sims
Executive Vice President, Chief Financial Officer and Chief Risk Officer
(Duly authorized officer and principal financial officer)

/s/ Jeffrey C. Grace
Jeffrey C. Grace
VP, Controller and Principal Accounting Officer
(Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description
3.(i)	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

3.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

#10.1	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the Securities Act) or the Securities Exchange Act of 1934 (the Exchange Act), whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(#)	Indicates management contract or compensatory plan or arrangement.