Form 10-Q
period 2014-09-30
Financial Engines, Inc.
filed 2014-11-10
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 51,955,106 shares of Common Stock, par value $0.0001, were issued and outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2013	2014
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$126,003	$131,040
Short-term investments	120,027	164,904
Accounts receivable, net	63,805	68,817
Prepaid expenses	3,271	4,196
Deferred tax assets	17,363	12,787
Other current assets	3,326	4,754

Total current assets	333,795	386,498
Property and equipment, net	15,273	19,977
Internal use software, net	8,530	6,774
Long-term deferred tax assets	4,989	4,989
Direct response advertising, net	9,717	8,413
Other assets	3,377	3,419

Total assets	$375,681	$430,070

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,801	$23,457
Accrued compensation	14,138	8,292
Deferred revenue	7,868	7,815
Dividend payable	2,540	3,112
Other current liabilities	959	1,167

Total current liabilities	46,306	43,843
Long-term deferred revenue	714	451
Long-term deferred rent	6,644	8,632
Other liabilities	131	2,913

Total liabilities	53,795	55,839

Contingencies (see note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2013 and September 30, 2014; None issued or outstanding as of December 31, 2013 and September 30, 2014	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2013 and September 30, 2014; 50,890 and 51,912 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively	5	5
Additional paid-in capital	361,955	396,707
Accumulated deficit	(40,074)	(22,481)

Total stockholders’ equity	321,886	374,231

Total liabilities and stockholders’ equity	$375,681	$430,070

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In thousands, except per share data)
Revenue:
Professional management	$52,498	$63,226	$146,453	$181,030
Platform	8,484	8,316	24,987	24,828
Other	1,103	1,209	2,290	2,559

Total revenue	62,085	72,751	173,730	208,417

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	24,643	30,280	67,117	83,436
Research and development	7,260	7,460	22,527	22,392
Sales and marketing	10,429	12,907	31,692	36,607
General and administrative	5,402	5,549	15,367	16,995
Amortization of internal use software	1,633	1,574	4,993	4,709

Total costs and expenses	49,367	57,770	141,696	164,139

Income from operations	12,718	14,981	32,034	44,278
Interest income, net	19	44	29	121
Other income (expense), net	(10)	(4)	(10)	(1)

Income before income taxes	12,727	15,021	32,053	44,398
Income tax expense	4,581	6,014	11,372	17,520

Net and comprehensive income	$8,146	$9,007	$20,681	$26,878

Dividends declared per share of common stock	$0.05	$0.06	$0.15	$0.18
Net income per share attributable to holders of common stock
Basic	$0.16	$0.17	$0.42	$0.52
Diluted	$0.15	$0.17	$0.40	$0.50
Shares used to compute net income per share attributable to holders of common stock
Basic	49,934	51,811	49,145	51,481
Diluted	52,677	53,312	52,074	53,286

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2014
	(In thousands)
Cash flows from operating activities:
Net income	$20,681	$26,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,888	3,493
Amortization of internal use software	4,679	4,432
Stock-based compensation	10,442	14,745
Amortization of deferred sales commissions	1,432	1,173
Amortization and impairment of direct response advertising	4,491	4,631
Amortization of premium (discount) on short-term investments	1	(22)
Provision for doubtful accounts	298	472
Deferred tax assets	8,357	6,936
Loss (gain) on fixed asset disposal	—	(8)
Excess tax benefit associated with stock-based compensation	(2,822)	(10,363)
Changes in operating assets and liabilities:
Accounts receivable	(10,959)	(5,484)
Prepaid expenses	(649)	(926)
Direct response advertising	(4,215)	(3,301)
Other assets	(718)	(2,643)
Accounts payable	6,247	11,293
Accrued compensation	(733)	(5,845)
Deferred revenue	(443)	(316)
Deferred rent	26	2,152

Net cash provided by operating activities	39,003	47,297

Cash flows from investing activities:
Purchase of property and equipment	(3,065)	(6,137)
Sale of property and equipment	—	8
Capitalization of internal use software	(3,345)	(2,743)
Release of restricted cash	759	—
Purchases of short-term investments	(90,028)	(134,854)
Maturities of short-term investments	—	90,000

Net cash used in investing activities	(95,679)	(53,726)

Cash flows from financing activities:
Payments on capital lease obligations	(48)	(77)
Excess tax benefit associated with stock-based compensation	2,822	10,363
Net share settlements for minimum tax withholdings	—	(135)
Proceeds from issuance of common stock	19,531	10,028
Cash dividend payments	(4,911)	(8,713)

Net cash provided by financing activities	17,394	11,466

Net increase (decrease) in cash and cash equivalents	(39,282)	5,037
Cash and cash equivalents, beginning of period	181,231	126,003

Cash and cash equivalents, end of period	$141,949	$131,040

Supplemental cash flows information:
Income taxes paid, net of refunds	$506	$232
Interest paid	$7	$9
Non-cash operating, investing and financing activities:
Purchase of property and equipment under capital lease	$34	$169
Unpaid purchases of property and equipment	$477	$2,954
Capitalized stock-based compensation for internal use software	$202	$210
Capitalized stock-based compensation for direct response advertising	$54	$78
Dividends declared but not yet paid	$2,511	$3,112

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2013 and September 30, 2014, the Company’s Statements of Income for the three and nine months ended September 30, 2013 and 2014 and the Company’s Statements of Cash Flows for the nine months ended September 30, 2013 and 2014. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

NOTE 3 — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents are comprised of cash held primarily in money market accounts. Cash and cash equivalents consist of the following:

	December 31,	September 30,
	2013	2014
	(In thousands)
Cash	$12,404	$25,182
Money market fund	113,599	105,858

Total cash and cash equivalents	$126,003	$131,040

NOTE 4 — Short-Term Investments

The Company considers all investments purchased with an original remaining maturity of between three and twelve months at the date of purchase to be short-term investments. The U.S. Treasury securities are classified as held-to-maturity. A reconciliation between amortized cost and fair value of short-term investments is as follows:

	December 31,	September 30,
	2013	2014
	(In thousands)
U.S. Treasury Securities:
Amortized cost	$120,027	$164,904
Gross unrecognized gains	12	49
Gross unrecognized losses	(2)	—

Fair value	$120,037	$164,953

NOTE 5 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reports its short-term investments in U.S. Treasury securities at amortized cost at each reporting period. There have been no changes in the Company’s valuation techniques during the nine months ended September 30, 2014. The Company began purchasing six-month and twelve–month U.S. Treasury securities in May 2013. The U.S. Treasury securities have maturity dates through September 2015. Both the money market funds and U.S. Treasury securities are classified as Level 1.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2013				As of September 30, 2014
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$113,599	$113,599	$—	$—	$105,858	$105,858	$—	$—
US Treasury Securities	$120,037	$120,037	$—	$—	$164,953	$164,953	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company maintains its cash and cash equivalents primarily with a major bank, where deposits may exceed federal deposit insurance limits. The Company maintains cash equivalents primarily in highly-rated taxable money market funds located in the United States.

The Company’s customers are concentrated in the United States. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company reviews the need for allowances for potential credit losses and such losses have been insignificant to date.

Significant customer information is as follows:

	December 31,	September 30,
	2013	2014
Percentage of accounts receivable:
Great-West (1)	14%	15%
Voya Retirement Advisors, LLC (f/n/a: ING Investment Advisors, LLC)	11%	8%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Percentage of revenue:
Great-West (1)	12%	11%	12%	11%
Aon Hewitt Financial Advisors, LLC	5%	10%	4%	9%

(1)	Great-West refers to Great-West Life & Annuity Insurance Company (GWL&A), which purchased J.P. Morgan Retirement Plan Services LLC under agreement dated April 2, 2014. Advisory services to be provided through GWL&A affiliate Advised Assets Group, LLC.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In thousands)
Stock-based compensation:
Cost of revenue	$445	$817	$1,081	$2,075
Research and development	977	1,053	2,381	3,301
Sales and marketing	1,039	1,343	2,563	4,148
General and administrative	1,672	1,587	4,103	4,944
Amortization of internal use software	99	96	314	277

Total stock-based compensation	$4,232	$4,896	$10,442	$14,745

On a quarterly basis, the Company updates its Black-Scholes option pricing model to reflect the anticipated dividends to be paid over the expected term of the awards. For the three months ended September 30, 2014, the Company included a dividend yield of 0.7%.

Cash Dividends

In October 30, 2014, the Board of Directors declared a quarterly dividend of $0.06 per share to be paid on January 7, 2015 to record-holders as of December 15, 2014. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of September 30, 2014, the Company had a dividend payable balance of $3.1 million, which was paid to stockholders in October 2014.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including options, restricted stock units and performance stock units.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$8,146	$9,007	$20,681	$26,878

Denominator (basic):
Net weighted average common shares outstanding	49,934	51,811	49,145	51,481

Denominator (diluted):
Weighted average common shares outstanding	49,934	51,811	49,145	51,481
Dilutive stock options and awards outstanding	2,470	1,176	2,705	1,500
Dilutive unvested restricted stock units	273	278	224	265
Dilutive unvested performance stock units	—	47	—	40

Net weighted average common shares outstanding	52,677	53,312	52,074	53,286

Net income per share attributable to holders of common stock:
Basic	$0.16	$0.17	$0.42	$0.52
Diluted	$0.15	$0.17	$0.40	$0.50

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(In thousands)
Stock options outstanding	175	859	325	612
Restricted stock units outstanding	—	—	11	19
Performance stock units outstanding	102	6	47	2

Total anti-dilutive common equivalent shares	277	865	383	633

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — Income Taxes

The Company recorded an income tax provision of $4.6 million and $6.0 million for the three months ended September 30, 2013 and 2014, respectively, and an income tax provision of $11.4 million and $17.5 million for the nine months ended September 30, 2013 and 2014, respectively. The Company’s effective tax rate was 35% and 39% for the nine months ended September 30, 2013 and 2014, respectively. The increase in the Company’s effective tax rate was due primarily to a decrease in disqualifying stock dispositions, as well as a legislative change in the nine months ended September 30, 2013 that resulted in the recognition of the benefit related to the 2012 research and development credits in the nine months ended September 30, 2013. The research and development credit was not reinstated for fiscal year 2014.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open due to loss carryforwards and may be subject to examination in one or more jurisdictions. The Company has undergone a federal tax examination for fiscal years 2006 and 2007 and the results did not have a material impact on its financial condition and results of operations. As of September 30, 2014, there are no on-going tax audits in any significant tax jurisdictions.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the nine months ended September 30, 2013 and 2014, the accrued interest and penalties were immaterial.

NOTE 9 — Commitments and Contingencies

Commitments

In March 2014, the Company entered into a non-cancelable operating lease for a new Boston, Massachusetts facility totaling $16.6 million in future minimum payments through July 2025. The lease includes an extension option for a period of 5 years, an ongoing right of first offer with respect to any contiguous space that becomes available, and a one-time expansion option with respect to specific space on the floor below the leased premises. For this facility, the Company recognizes expense on a straight-line basis over the lease period commencing on the date that the facility becomes available to the Company for construction purposes, which occurred in July 2014. The lease provides for a 26-month free-rent period and escalating rent payments thereafter. The new operating lease contract includes a tenant improvement allowance of approximately $2.4 million, and as of September 30, 2014 there was a receivable balance associated with this allowance of $2.2 million. The lease for the previous Boston, Massachusetts facility terminates in January 2015.

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would not have a material effect on the Company’s operating results.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — Subsequent Events

On November 5, 2014, the Compensation Committee of the Board of Directors approved the grant of equity awards with an estimated expense value of $9.8 million, net of estimated forfeitures, to certain of the Company’s executive employees. The date of grant of each award will be November 11, 2014. On July 21, 2014 the Compensation Committee approved the grant of equity awards with an estimated expense value of $7.8 million, net of estimated forfeitures, to certain of the Company’s non-executive employees in mid-November 2014. The Company will account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

On November 5, 2014, the Board of Directors approved a stock repurchase program of up to $50 million of the Company’s common stock over the next twelve months. Any share repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, and may or may not be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and amount of any shares repurchased will depend on a variety of factors, including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of The NASDAQ Stock Market), any additional constraints related to material inside information the Company may possess, and capital availability. The Company has no commitment to make any repurchases. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected be funded by available working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; our expectations regarding our expenses and revenue, including our deferred tax assets and sources of revenue; our effective tax rate; our anticipated cash needs and expenditures, including with respect to our new operating lease in Boston, our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock; our expectations regarding the amounts, timing and frequency of any payment of dividends; impact of our accounting policies; benefit of non-GAAP financial measures; the stock repurchase program; the grant of equity awards and the timing and potential impact thereof; our disclosure controls and procedures; our legal proceedings; intellectual property; and our expectations regarding competition. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

As of September 30, 2014, we had approximately $884 billion of AUC and 8.3 million plan participants in plans for which the Professional Management service is available, which includes approximately $217 billion of AUC and 2.2 million plan participants in plans at 93 plan sponsors for which Income+ has been made available to participants.

As of September 30, 2014, we had 176 Income+ plan sponsor contracts, including the aforementioned 93 plan sponsors where Income+ has been made available to participants and 83 plan sponsors for which the service has not yet been made available, representing a total of approximately $345 billion of retirement assets and 3.4 million participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
All plans as of September 30, 2014
Professional Management available	10.1%	11.5%
Professional Management available 14 months or more	10.8%	12.4%
Professional Management available 26 months or more	11.8%	13.2%

(1)	We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of September 30, 2014, we performed a calculation to estimate the marked-to-market asset enrollment rate as of September 30, 2014, which we believe was approximately 11.5% where Professional Management is available, approximately 12.4% where Professional Management has been available for 14 months or more and approximately 13.2% where Professional Management has been available for 26 months or more.

As of September 30, 2014, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	3%
Bonds	26%
Domestic Equity	45%
International Equity	26%

Total	100%

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

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q4’13	Q1’14	Q2’14	Q3’14
	(In billions)
AUM, beginning of period	$82.0	$88.2	$92.0	$98.4
New Enrollment(1)	4.4	3.9	4.0	6.5
Voluntary Cancellations(2)	(1.6)	(1.5)	(1.2)	(1.5)
Involuntary Cancellations(3)	(1.8)	(1.2)	(1.4)	(1.2)
Contributions(4)	1.4	1.5	1.6	1.6
Market Movement and Other(5)	3.8	1.1	3.4	(1.9)

AUM, end of period	$88.2	$92.0	$98.4	$101.9

(1)	The aggregate amount of AUM, at the time of enrollment, of new members who enrolled in our Professional Management service within the period. We receive 401(k) account balances for each member at least weekly, including 401(k) account balances for new members. Accordingly, we are able to capture the 401(k) account balances within a week of enrollment for any given new member.
(2)	The aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period. Members may cancel at any time without any requirement to provide advance notice. Our quarter-end AUM excludes the assets of any account cancelled by a member prior to the end of the last day of the quarter. We can quantify this amount for any period by retrieving the account value from the last file received during the week prior to cancellation.
(3)	The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. There were no involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between October 1, 2014 and October 31, 2014 that would have caused the AUM that was reported as of September 30, 2014 to be reduced.
(4)	Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 84-90% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM.
(5)	Other factors affecting AUM include estimated market movement, plan administrative fees, participant loans and hardship withdrawals, and timing differences. We cannot separately quantify the impact of the other factors contained in this line item as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement. We would expect that market movement would typically represent the most substantial portion of this line item in a given quarter.

Our AUM increases or decreases based on several factors. AUM can increase due to market performance, by the addition of new assets as participants enroll into our Professional Management service, both at existing sponsors as well as at new sponsors where the services have been made available, and by the addition of new assets from employee and employer contributions into their 401(k) accounts. AUM can decrease due to market performance and by the reduction of assets as a result of members terminating their membership, members rolling their assets out of the retirement plan, and sponsors canceling the Professional Management service. Historically, member cancellation rates have typically increased during periods where there has been a significant decline in stock market performance. In addition, member cancellation rates are typically the highest in the three to nine months immediately following the completion of a given promotional campaign, and certain types of promotional techniques may result in higher than average cancellation rates at the end of the promotional period.

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

Costs and Expenses

Employee compensation and related expenses represent our largest expense and include wages expense, cash incentive compensation expense, benefits expenses, employer payroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including non-cash stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. We expect our headcount to increase over time and be a primary area of growth in our costs and expenses. We anticipate granting equity awards to board members and certain of our employees each year that may result in significant non-cash stock-based compensation expense. The largest grant events typically occur in the first and fourth quarters, although significant awards may also be granted at other times. We anticipate providing annual compensation increases to certain of our employees each year, typically in the second quarter, that may result in an increase primarily to wages and cash incentive compensation expenses. See “— Recent Developments.”

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

Amortization of Internal Use Software. Amortization of internal use software expense includes engineering costs associated with (1) enhancing our advisory service platform and (2) developing internal systems for tracking member data, including AUM, member cancellations and other related member and customer experience statistics. Associated direct development costs are capitalized and amortized using the straight-line method over the estimated lives, typically two to three years, of the underlying technology. Costs in this area include employee compensation and related expenses, and fees for external consulting services.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2014, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Developments

On November 5, 2014, our Compensation Committee approved the grant of options to purchase shares of our common stock and RSU awards to members of our executive team. The date of grant of each award will be November 11, 2014. See “See – Results of Operations – Comparison of Three Months Ended September 30, 2013 and 2014 – Costs and Expenses.”

Also on November 5, 2014, the Compensation Committee approved the cash compensation for our executive officers, including the targets under our 2014 Executive Cash Incentive Plan (the “CIP”) for the 2015 fiscal year. The base salary increases are scheduled to take effect on November 15, 2014.

On November 5, 2014, our Board approved a stock repurchase program of up to $50 million of our common stock over the next twelve months. Any share repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, and may or may not be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and amount of any shares repurchased will depend on a variety of factors, including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of The NASDAQ Stock Market), any additional constraints related to material inside information we may possess, and capital availability. We have no commitment to make any repurchases. The stock repurchase program may be modified, extended or terminated by our Board at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected be funded by available working capital.

On November 6, 2014, we announced that Lawrence M. Raffone, currently the Company’s President, will succeed Jeffrey N. Maggioncalda as the Company’s Chief Executive Officer and serve as the Company’s Chief Executive Officer and President effective January 1, 2015.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended September 30, 2013 and 2014

	Three Months Ended		Three Months Ended		Increase
	September 30,		September 30,		(Decrease)
	2013	2014	2013	2014	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	84%	87%	$52,498	$63,226	$10,728	20%
Platform	14	11	8,484	8,316	(168)	(2)
Other	2	2	1,103	1,209	106	10

Total revenue	100	100	62,085	72,751	10,666	17
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	40	42	24,643	30,280	5,637	23
Research and development	12	10	7,260	7,460	200	3
Sales and marketing	17	18	10,429	12,907	2,478	24
General and administrative	9	7	5,402	5,549	147	3
Amortization of internal use software	2	2	1,633	1,574	(59)	(4)

Total costs and expenses	80	79	49,367	57,770	8,403	17

Income from operations	20	21	12,718	14,981	2,263	18
Interest income, net	—	—	19	44	25	132
Other income (expense), net	—	—	(10)	(4)	6	(60)

Income before income tax expense	20	21	12,727	15,021	2,294	18
Income tax expense	7	9	4,581	6,014	1,433	31

Net income	13%	12%	$8,146	$9,007	$861	11%

Revenue

Total revenue increased $10.7 million, or 17%, from $62.1 million for the three months ended September 30, 2013 to $72.8 million for the three months ended September 30, 2014. This increase was due primarily to growth in professional management revenue of $10.7 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, as well as growth of $0.1 million in other revenue, offset by a $0.2 million decrease in platform revenue. Professional management revenue and platform revenue comprised 87% and 11%, respectively, of total revenue for the three months ended September 30, 2014.

Professional Management Revenue

Professional management revenue increased $10.7 million, or 20%, from $52.5 million for the three months ended September 30, 2013 to $63.2 million for the three months ended September 30, 2014. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $79.6 billion for the three months ended September 30, 2013 to approximately $100.1 billion for the three months ended September 30, 2014. This increase in average AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, and contributions.

Platform Revenue

Platform revenue decreased $0.2 million, or 2%, from $8.5 million for the three months ended September 30, 2013 to $8.3 million for the three months ended September 30, 2014. This decrease was due primarily to a reduction in the amount of platform revenue we receive as a result of a small number of sponsors converting to a subadvisory plan provider, as well as platform fee reductions as a result of sponsors adding new asset-based professional management services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue increased $0.1 million, or 10%, from $1.1 million for the three months ended September 30, 2013 to $1.2 million for the three months ended September 30, 2014. This increase was due primarily to an increase in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $8.4 million, or 17%, from $49.4 million for the three months ended September 30, 2013 to $57.8 million for the three months ended September 30, 2014. This increase was due to a $5.6 million increase in cost of revenue, exclusive of amortization of internal use software, a $0.2 million increase in research and development expense, a $2.5 million increase in sales and marketing expense, a $0.1 million increase in general and administrative expense and a $0.1 million decrease in amortization of internal use software for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Across all functional areas, cash incentive compensation expense decreased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, as a result of anticipating lower cash incentive plan percentage achievement for the year ended December 31, 2014 compared to the year ended December 31, 2013. We anticipate this trend will continue for the remainder of the year ended December 31, 2014, resulting in approximately $7.0 million less expense than if we had accrued cash incentive compensation expense at 100% of target. In functional areas with an increase in non-cash stock-based compensation expense, this increase was due primarily to equity awards granted within the last year. Our equity awards generally vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods.

We granted equity awards with an estimated expense value, net of estimated forfeitures, of $5.1 million to certain of our executive employees in February 2014. We will account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

We currently anticipate issuing equity awards with an aggregate estimated expense value of approximately $7.8 million, net of estimated forfeitures, to certain of our existing non-executive employees in mid-November 2014. We will account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

On November 5, 2014, the Compensation Committee of the Board of Directors approved the grant of equity awards with an estimated expense value of $9.8 million, net of estimated forfeitures, to certain of our executive employees. We will account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method. The date of grant of each award will be November 11, 2014.

In March 2014, we entered into a non-cancelable operating lease for a new Boston, Massachusetts facility totaling $16.6 million in future minimum payments through the lease term of July 2025. The rent expense on this lease commenced in July 2014 when we took possession of the facility for construction purposes. We estimate that the new facility will increase our rent expense by approximately $0.4 million per year on an ongoing basis. During the period of July 2014 through January 2015 we will incur rent expense for both the previous and new facilities. The lease for the previously occupied Boston, Massachusetts facility terminates in January 2015. We also expect depreciation expense to increase by approximately $0.8 million per year over the next five years commencing with the completion of the facility in October 2014.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $5.6 million, or 23%, from $24.6 million for the three months ended September 30, 2013 to $30.3 million for the three months ended September 30, 2014. There was a $3.3 million increase in fees paid to plan providers for connectivity to plan and plan participant data for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due primarily to an increase in professional management revenue and, to a lesser extent, to modifications to a provider relationship, which extended the initial term and made other changes intended to better align the respective interests of the parties. In addition, there was an increase in subadvisory participant marketing materials and printed member materials of $1.0 million, due primarily to an increase in the volume of subadvisory participant marketing materials. There was also an increase of $0.5 million in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases effective April 1, 2014, as well as an increase in non-cash stock-based compensation expense of $0.4 million. Facilities–related overhead expenses, including rent and depreciation, also increased by $0.5 million as headcount increased between the comparable periods and other expenses, such as equipment, had a net increase of $0.1 million. These increases were partially offset by a decrease in cash incentive compensation of $0.2 million. As a percentage of revenue, cost of revenue increased from 40% for the three months ended September 30, 2013 to 42% for the three months ended September 30, 2014. The increase as a percentage of revenue was due primarily to data connectivity fees expense increasing at a faster rate than revenue due to the aforementioned modifications to a provider relationship, as well as subadvisory participant marketing materials and facilities-related overhead expenses increasing at a faster rate than revenue. We expect our cost of revenue as a percent of revenue, exclusive of amortization of internal use software, to remain in the range of 40% to 42% throughout 2015, due primarily to the data connectivity rates associated with new sponsors signed in 2014, and to a lesser extent, due to adding additional advisor resources.

Research and Development

Research and development expense increased $0.2 million, or 3%, from $7.3 million for the three months ended September 30, 2013 to $7.5 million for the three months ended September 30, 2014. There was a $0.5 million increase in wages, benefits, employer payroll tax and allocated human resources expenses, due primarily to annual compensation increases effective April 1, 2014, as well as a $0.1 million increase in non-cash stock-based compensation expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. In addition, the amount of internal use software capitalized decreased by $0.2 million as more developer hours were dedicated to updating and maintaining existing core services. These increases were offset by a $0.6 million decrease in cash incentive compensation expense. As a percentage of revenue, research and development expense decreased from 12% for the three months ended September 30, 2013 to 10% for the three months ended September 30, 2014. The decrease as a percentage of revenue was due primarily to a decrease in cash incentive compensation, as well as a slower increase in wages, benefits, employer payroll tax and allocated human resources expenses, relative to the increase in revenue during the same period. We anticipate adding additional resources in research and development in 2015.

Sales and Marketing

Sales and marketing expense increased $2.5 million, or 24%, from $10.4 million for the three months ended September 30, 2013 to $12.9 million for the three months ended September 30, 2014. There was a $1.0 million increase in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases effective April 1, 2014 and a $0.3 million increase in non-cash stock-based compensation expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. In addition, there was a $0.8 million increase in facilities-related overhead expenses, including a non-recurring, one-time charge for common area maintenance associated with our previously occupied Boston, Massachusetts lease and rent expense incurred for both the new and previous Boston, Massachusetts facilities. There was also a $0.4 million increase in advisory printed enrollment materials expense, due primarily to a decrease in amount of costs capitalized for direct response advertising. As a percentage of revenue, sales and marketing expense increased from 17% for the three months ended September 30, 2013 to 18% for the three months ended September 30, 2014. The increase as a percentage of revenue was due primarily to facilities-related overhead expenses increasing at a faster rate than revenue during the period. We expect printed enrollment materials expense will increase in the next fiscal year as we implement design and content changes for some of our enrollment campaigns. We also anticipate adding additional resources in areas such as product development and marketing, which will increase expenses in 2015.

General and Administrative

General and administrative expense increased $0.1 million, or 3%, from $5.4 million for the three months ended September 30, 2013 to $5.5 million for the three months ended September 30, 2014. There was a $0.3 million increase in professional services expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. There was also an increase in facilities-related allocated overhead expenses, including rent and depreciation, of $0.1 million. These increases were partially offset by a decrease in cash incentive compensation of $0.2 million and a decrease in non-cash stock-based compensation of $0.1 million. As a percentage of revenue, general and administrative expense decreased from 9% for the three months ended September 30, 2013 to 7% for the three months ended September 30, 2014. The decrease as a percentage of revenue was due primarily to decreases in non-cash stock-based compensation expense and cash incentive compensation expense relative to the increase in revenue during the same period.

Income Taxes

Income tax expense increased from $4.6 million for the three months ended September 30, 2013 to $6.0 million for the three months ended September 30, 2014 due primarily to an increase in taxable income, as well as a decrease in excess tax benefits associated with disqualifying stock dispositions.

Our effective tax rate was 36% for the three months ended September 30, 2013 compared to 40% for the three months ended September 30, 2014. We would expect to see an effective tax rate of approximately 40%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of September 30, 2014, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize our federal deferred tax assets and to partially realize our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. We continue to apply a valuation allowance on certain deferred tax assets in the amount of $0.3 million as of September 30, 2014 relating to net operating losses for the State of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

Comparison of Nine Months Ended September 30, 2013 and 2014

	Nine Months Ended		Nine Months Ended		Increase
	September 30,		September 30,		(Decrease)
	2013	2014	2013	2014	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	84%	87%	$146,453	$181,030	$34,577	24%
Platform	15	12	24,987	24,828	(159)	(1)
Other	1	1	2,290	2,559	269	12

Total revenue	100	100	173,730	208,417	34,687	20
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	39	40	67,117	83,436	16,319	24
Research and development	13	11	22,527	22,392	(135)	(1)
Sales and marketing	18	18	31,692	36,607	4,915	16
General and administrative	9	8	15,367	16,995	1,628	11
Amortization of internal use software	3	2	4,993	4,709	(284)	(6)

Total costs and expenses	82	79	141,696	164,139	22,443	16

Income from operations	18	21	32,034	44,278	12,244	38
Interest income, net	—	—	29	121	92	317
Other income (expense), net	—	—	(10)	(1)	9	(90)

Income before income tax expense	18	21	32,053	44,398	12,345	39
Income tax expense	6	8	11,372	17,520	6,148	54

Net income	12%	13%	$20,681	$26,878	$6,197	30%

Revenue

Total revenue increased $34.7 million, or 20%, from $173.7 million for the nine months ended September 30, 2013 to $208.4 million for the nine months ended September 30, 2014. This increase was due primarily to growth in professional management revenue of $34.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, as well as growth of $0.3 million in other revenue, offset by a $0.2 million decrease in platform revenue. Professional management revenue and platform revenue comprised 87% and 12%, respectively, of total revenue for the nine months ended September 30, 2014.

Professional Management Revenue

Professional management revenue increased $34.6 million, or 24%, from $146.5 million for the nine months ended September 30, 2013 to $181.0 million for the nine months ended September 30, 2014. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $74.3 billion for the nine months ended September 30, 2013 to approximately $95.6 billion for the nine months ended September 30, 2014. This increase in average AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, contributions, and market appreciation.

Platform Revenue

Platform revenue decreased $0.2 million, or 1%, from $25.0 million for the nine months ended September 30, 2013 to $24.8 million for the nine months ended September 30, 2014. This decrease was due primarily to a reduction in the amount of platform revenue we receive as a result of a small number of sponsors converting to a subadvisory plan provider, as well as platform fee reductions as a result of sponsors adding new asset-based professional management services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue increased $0.3 million, or 12%, from $2.3 million for the nine months ended September 30, 2013 to $2.6 million for the nine months ended September 30, 2014. This increase was due primarily to an increase in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $22.4 million, or 16%, from $141.7 million for the nine months ended September 30, 2013 to $164.1 million for the nine months ended September 30, 2014. This increase was due to a $16.3 million increase in cost of revenue, exclusive of amortization of internal use software, a $0.1 million decrease in research and development expense, a $4.9 million increase in sales and marketing expense, a $1.6 million increase in general and administrative expense and a $0.3 million decrease in amortization of internal use software for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Across functional areas, wages, benefits and employer payroll tax expenses increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due primarily to headcount growth and annual compensation increases effective April 1, 2014. Cash incentive compensation expense decreased across all functional areas for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of anticipating lower cash incentive plan percentage achievement for the year ended December 31, 2014 compared to the year ended December 31, 2013. We anticipate this trend will continue for the remainder of the year ended December 31, 2014. Non-cash stock-based compensation expense increased due primarily to equity awards granted within the last year. Our equity awards generally vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $16.3 million, or 24%, from $67.1 million for the nine months ended September 30, 2013 to $83.4 million for the nine months ended September 30, 2014. There was a $10.6 million increase in fees paid to plan providers for connectivity to plan and plan participant data for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to an increase in professional management revenue and, to a lesser extent, to modifications to a provider relationship, which extended the initial term and made other changes intended to better align the respective interests of the parties. In addition, there was an increase of $2.2 million in wages, benefits, employer payroll tax and allocated human resources expenses, as well as an increase in non-cash stock-based compensation expense of $1.0 million. There was also an increase in printed marketing materials and printed member materials expense for subadvisory relationships of $1.8 million, as subadvisory participant campaign volume was higher for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Facilities–related overhead expenses, included rent and depreciation, increased $1.0 million, and other expense, such as equipment and production expenses, increased $0.6 million. These increases were partially offset by a $0.6 million decrease in cash incentive compensation and a $0.3 million decrease in consulting and professional services expenses. As a percentage of revenue, cost of revenue increased from 39% for the nine months ended September 30, 2013 to 40% for the nine months ended September 30, 2014 due primarily to data connectivity fees expense increasing at a faster rate than revenue due to the aforementioned modifications to a provider relationship.

Research and Development

Research and development expense decreased $0.1 million, or 1%, from $22.5 million for the nine months ended September 30, 2013 to $22.4 million for the nine months ended September 30, 2014. There was a $0.9 million increase in non-cash stock-based compensation expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. In addition, the amount of internal use software capitalized decreased by $0.6 million as more developer hours were dedicated to updating and maintaining existing core services. In addition, wages, benefits, employer payroll tax and allocated human resources expenses increased $0.6 million. These increases were offset by a $1.8 million decrease in cash incentive compensation expense, as well as a $0.2 million decrease in facilities–related overhead expenses, including rent and depreciation, as headcount grew at a slower rate than other functional areas between the comparable periods, as well as a $0.2 million decrease in consulting expense. As a percentage of revenue, research and development expense decreased from 13% for the nine months ended September 30, 2013 to 11% for the nine months ended September 30, 2014. The decrease as a percentage of revenue was due primarily to a decrease in cash incentive compensation expenses, as well as a slower increase in wages, benefits, employer payroll tax and allocated human resources expenses relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $4.9 million, or 16%, from $31.7 million for the nine months ended September 30, 2013 to $36.6 million for the nine months ended September 30, 2014. There was a $2.4 million increase in wages, benefits, employer payroll tax and allocated human resources expenses and a $1.5 million increase in non-cash stock-based compensation expense for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. In addition, facilities–related overhead expenses increased $1.0 million, including a non-recurring, one-time charge for common area maintenance associated with our previously occupied Boston, Massachusetts lease, and rent expense incurred for both the new and previous Boston, Massachusetts facilities for the third quarter. There was also a $0.7 million increase in advisory printed enrollment materials expense, due primarily to a decrease in amount of costs capitalized for direct response advertising as the volume of printed material decreased. There was a $0.3 million increase in other expenses, including recruiting expenses and general marketing programs. These increases were partially offset by a $1.0 million decrease in cash incentive compensation expense. As a percentage of revenue, sales and marketing expense remained constant at 18% for the nine months ended September 30, 2013 and 2014.

General and Administrative

General and administrative expense increased $1.6 million, or 11%, from $15.4 million for the nine months ended September 30, 2013 to $17.0 million for the nine months ended September 30, 2014. There was a $0.8 million increase in non-cash stock-based compensation expense due primarily to awards to certain executives in February 2014. In addition, there was a $0.8 million increase in wages, benefits, employer payroll tax and allocated human resource expense for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Facilities-related allocated overhead expenses, including rent and depreciation, increased $0.3 million, professional services expenses increased $0.4 million and other expenses increased $0.1 million. These increases were partially offset by a $0.6 million decrease in cash incentive compensation expense, as well as a $0.2 million decrease in equipment related expenses. As a percentage of revenue, general and administrative expense decreased from 9% for the nine months ended September 30, 2013 to 8% for the nine months ended September 30, 2014. The decrease as a percentage of revenue was due primarily to a decrease in cash incentive compensation relative to the increase in revenue during the same period.

Amortization of Internal Use Software

Amortization of internal use software decreased $0.3 million, or 6%, from $5.0 million for the nine months ended September 30, 2013 to $4.7 million for the nine months ended September 30, 2014, as there were more developer hours dedicated to updating and maintaining existing core services, which are not capitalized as internal use software, in recent periods.

Income Taxes

Income tax expense increased from $11.4 million for the nine months ended September 30, 2013 to $17.5 million for the nine months ended September 30, 2014 due primarily to an increase in taxable income, as well as a decrease in excess tax benefits associated with disqualifying stock dispositions and a legislative change in the nine months ended September 30, 2013 that resulted in the recognition of the benefit related to the 2012 and 2013 research and development credits in the nine months ended September 30, 2013. The research and development credit was not reinstated for fiscal year 2014.

Our effective tax rate was 35% for the nine months ended September 30, 2013 compared to 39% for the nine months ended September 30, 2014. We would expect to see an effective tax rate of approximately 40%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Non-GAAP Adjusted EBITDA	(In thousands, unaudited)
Net income	$8,146	$9,007	$20,681	$26,878
Interest income, net	(19)	(44)	(29)	(121)
Income tax expense	4,581	6,014	11,372	17,520
Depreciation and amortization	967	1,261	2,888	3,493
Amortization of internal use software	1,534	1,479	4,679	4,432
Amortization and impairment of direct response advertising	1,521	1,534	4,491	4,631
Amortization of deferred sales commissions	465	369	1,432	1,173
Stock-based compensation	4,232	4,895	10,442	14,745

Non-GAAP Adjusted EBITDA	$21,427	$24,515	$55,956	$72,751

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Non-GAAP Adjusted Net Income	(In thousands, except per share data, unaudited)
Net income	$8,146	$9,007	$20,681	$26,878
Stock-based compensation, net of tax (1)	2,615	3,025	6,453	9,112

Non-GAAP Adjusted Net Income	$10,761	$12,032	$27,134	$35,990

Non-GAAP Adjusted Earnings Per Share	$0.20	$0.23	$0.52	$0.68

Shares of common stock outstanding	49,934	51,811	49,145	51,481
Dilutive stock options, RSUs and PSUs	2,743	1,501	2,929	1,805

Non-GAAP adjusted common shares outstanding	52,677	53,312	52,074	53,286

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the Comparisons of Three and Nine months Ended September 30, 2013 and 2014 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash, cash equivalents and short-term investments and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of September 30, 2014, we had total cash, cash equivalents and short term investments of $295.9 million, compared to $246.0 million as of December 31, 2013.

Consolidated Cash Flow Data

	Nine Months Ended
	September 30,
	2013	2014
	(In thousands)
Net cash provided by operating activities	$39,003	$47,297
Net cash used in investing activities	(95,679)	(53,726)
Net cash provided by financing activities	17,394	11,466

Net increase (decrease) in cash and cash equivalents	$(39,282)	$5,037
Cash and cash equivalents, end of period	$141,949	$131,040

Operating Activities

Operating activities for the nine months ended September 30, 2014 resulted in cash provided of $47.3 million, as net income of $26.9 million and adjustments for non-cash expenses of $25.5 million, primarily related to amortization of non-cash stock-based compensation, deferred tax assets, amortization and impairment of direct response advertising, and amortization of internal use software, as well as the excess tax benefit associated with stock-based compensation, offset by a decrease in cash related to changes in operating assets and liabilities of $5.1 million. The decrease in cash related to operating assets and liabilities was due primarily to an increase in accounts receivable driven by an increase in revenue, a decrease in accrued compensation as a result of anticipating lower cash incentive plan percentage achievement for the year ended December 31, 2014 compared to the year ended December 31, 2013, capitalized direct-response advertising and an increase in other assets, offset by an increase in accounts payable due primarily to an increase in excess tax benefits associated with stock-based compensation.

Operating activities for the nine months ended September 30, 2013 resulted in cash provided of $39.0 million, as net income of $20.7 million and adjustments for non-cash expenses of $29.8 million, primarily related to amortization of non-cash stock-based compensation, amortization of internal use software, and amortization and impairment of direct response advertising, offset by a decrease in cash related to changes in operating assets and liabilities of $11.4 million. The decrease in cash related to operating assets and liabilities was due primarily to an increase in accounts receivable driven by an increase in revenue and the capitalization of direct response advertising, offset by a decrease in deferred tax assets due to utilization and an increase in accounts payable due to an increase in expenses.

In March 2014, the Company entered into an operating lease for a new Boston, Massachusetts facility. We expect to incur reduced facilities cash outflows during the period of February 2015 through March 2017, as this new facility lease provides for a free-rent period.

Investing Activities

Net cash used in investing activities was $53.7 million for the nine months ended September 30, 2014 compared to $95.7 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, cash used for the purchase of short-term investments was $134.9 million, offset by maturities of $90.0 million. The purchase of property and equipment increased $3.1 million, and as a result, we spent $6.1 million related to capital expenditures during the nine months ended September 30, 2014 compared to $3.1 million for the nine months ended September 30, 2013. This increase was due primarily to capital equipment and leasehold improvements associated with the build-out of the new Boston, Massachusetts facility. We expect non-reimbursable cash expenditures associated with capital equipment purchases related to the build-out of the facility to be approximately $4.0 million over the estimated period of April through October 2014, with $1.2 million of payments incurred for the nine months ended September 30, 2014 and the remainder to be paid in the fourth quarter of 2014. For the nine months ended September 30, 2014, the amount of internal use software costs we capitalized decreased to $2.7 million compared to $3.3 million for the nine months ended September 30, 2013, as more non-capitalized developer hours were dedicated to updating and maintaining existing core services. For the three months ended September 30, 2013, there was $0.8 million of cash that became unrestricted as our bank removed the collateral requirements associated with the letters of credit related to our operating facilities.

Financing Activities

Net cash provided by financing activities was $11.5 million for the nine months ended September 30, 2014 compared to net cash provided by financing activities of $17.4 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we received $10.0 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $19.5 million during the nine months ended September 30, 2013. Excess tax benefit associated with stock-based compensation increased to $10.3 million for the nine months ended September 30, 2014 compared to $2.8 million for the nine months ended September 30, 2013 due to an increase in the amount of stock-based compensation offsetting cash income taxes.

For the nine months ended September 30, 2014, we incurred cash dividend payments totaling $8.7 million, and incurred a subsequent payment of $3.1 million in October 2014 relating to dividends payable as of September 30, 2014. For the nine months ended September 30, 2013, we incurred cash dividend payments totaling $4.9 million, starting in the second quarter of 2013 with the commencement of our dividend payments. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees that vest in November 2014, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting date. Based on the fair value of our common stock as of September 30, 2014 of $34.22 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $2.0 million. We anticipate this type of cash payment to occur each year in November, with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50 million of our common stock over the next twelve months. The stock repurchase program may be modified, extended or terminated by our Board at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected be funded by available working capital. See “— Recent Developments.”

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the nine months ended September 30, 2014, 87% of our revenue was derived from fees based on the market value of AUM compared to 85% for the year ended December 31, 2013. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended September 30, 2014, we issued 208,998 shares of unregistered common stock for an aggregate purchase price of $1.6 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

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

Date: November 10, 2014

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