Form 10-K
period 2014-12-31
Financial Engines, Inc.
filed 2015-02-20
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,180,241,000 based upon the closing price of $45.28 of such common stock on The NASDAQ Global Select Market on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2014 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2015, there were 51,968,463 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 19, 2015, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2014 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

This Report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “goal,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; our research program; our expectations regarding our expenses and revenue; our effective tax rate, our deferred tax assets, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock price; our expectations regarding the amounts, timing and frequency of any payment of dividends; our expectations regarding our share repurchase program; our expectations for granting equity awards; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our legal proceedings; intellectual property; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

FINANCIAL ENGINES®, INVESTOR CENTRAL®, RETIREMENT HELP FOR LIFE®, the Financial Engines logo and a sun and cloud design mark are all trademarks or service marks owned by Financial Engines, Inc., registered in the United States or other countries. The marks ADVICE LIGHT and “Financial Engines Investment Advisor” are also trademarks owned by Financial Engines, Inc. All other trademarks, service marks and trade names appearing in this filing are the property of their respective owners.

Our Company

We are a leading provider of independent, technology-enabled portfolio management services, investment advice and retirement income services primarily to participants in employer-sponsored defined contribution plans, such as 401(k) plans. We help investors plan for retirement by offering personalized plans for saving, investing, and generating retirement income, as well as by providing assessments of retirement income needs and readiness, regardless of personal wealth or investment account size. Financial Engines® Income+, a feature of our portfolio management service, is designed to prepare a portfolio to generate income in retirement, and calculates and facilitates the payment of steady recurring payouts throughout retirement. We use our proprietary advice technology platform to provide our services to millions of retirement plan participants on a cost-efficient basis. We believe that our services have significantly lowered the cost and increased the accessibility to plan participants of independent, personalized portfolio management services, investment advice and retirement income planning.

Our business model is based primarily on workplace delivery of our services. We target three key constituencies in the retirement plan market: plan participants (employees of companies offering 401(k) plans), plan sponsors (employers offering 401(k) plans to their employees) and plan providers (companies providing administrative services to plan sponsors). We provide the following benefits for each of these constituencies:

•

Plan Participants:    For retirement plan participants, we provide personalized, unconflicted advice and management services unique to each individual’s specific investment needs and goals. We offer the following principal services:

•

Professional Management is a discretionary managed account service designed for plan participants who want affordable, personalized and professional portfolio management services, investment advice and retirement income services from an independent investment advisor without the conflicts of interest that can arise when an advisor offers proprietary products. With this service, we provide discretionary management of the participant’s plan assets and make investment decisions on behalf of the participant. Plan sponsors choosing to make our Professional Management service available typically also make available our Online Advice service. In some cases, we provide this service by acting as a subadvisor to a plan provider acting as the investment manager to plan participants. Financial Engines® Income+ is a feature of Professional Management that manages portfolios to generate income, and calculates and facilitates the potential payment of steady recurring payouts from those portfolios in retirement, For plans where Income+ is available, we also provide Social Security claiming guidance and retirement income planning.

•

Online Advice is an Internet-based non-discretionary investment advisory service designed for plan participants who manage their portfolios directly and want to receive personalized investment advice, including Social Security claiming guidance for participants at plans where Income+ is available. With this service, plan participants review our investment recommendations and may elect to follow or not follow the advice. In some cases, we provide this service by acting as a subadvisor to a plan provider acting as the investment advisor to plan participants.

•

Retirement Evaluation is a retirement readiness assessment, typically provided to plan participants upon rollout and periodically thereafter, together with Professional Management enrollment materials.

•

Social Security claiming guidance is available online and through registered Investment Advisor Representatives and is offered for plans where Income+ is available. The service is available at no additional cost to help participants nearing retirement better understand their Social Security claiming options.

•

Plan Sponsors:    For retirement plan sponsors, our services are designed to improve employee satisfaction and reduce fiduciary and business risk by evaluating, disclosing and addressing investment and savings decisions by plan participants, and by providing an opportunity for cost-effective, steady lifetime payouts in retirement.

•

Plan Providers:    For retirement plan providers, our services can represent a cost-effective method of providing personalized, independent investment advice that can be an attractive and increasingly necessary service for the largest plan sponsors. Providing these services helps plan providers compete more effectively in the large plan market.

We deliver our services to plan sponsors and plan participants primarily through connections to eight retirement plan providers, and we have connectivity with Charles Schwab to support a relatively small number of plan sponsors. We target large plan sponsors across a wide range of industries. As of December 31, 2014, we were under contract to provide our services to approximately 9.4 million plan participants. We provide Professional Management services to 602 plan sponsors representing approximately 8.3 million participants and approximately $894.9 billion of assets in retirement plans for which we have rolled out our Professional Management service, which we refer to as Assets Under Contract, or AUC and had approximately $104.4 billion in assets under management, or AUM. Our AUC does not include assets in plans for which we have signed contracts but have not yet rolled out our Professional Management service. Assets are included in AUM once plan participants actively or passively enroll in Professional Management. The assets underlying our Online Advice only service are not included in AUC. We do not derive revenue based on AUC but believe that AUC can be a useful indicator of the additional plan assets available for enrollment efforts that, if successful, result in these assets becoming AUM. Since we began offering the online advice service, more than 3.0 million participants have accepted our online services agreement.

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

Shifting Demographics Drive a Growing Need for Retirement Help.    The ongoing growth in retirement assets, especially 401(k) assets, is driven in part by individuals seeking to supplement retirement funds they expect to receive from Social Security and corporate defined benefit plans. The 78 million baby boomers, or individuals born between 1946 and 1964, represent the largest population cohort in American history. Beginning in January 2011, more than 10,000 baby boomers turned 65 every day and this pattern will continue through 2029. The U.S. Census estimates that in 2030 there will be 60 million people in this cohort and one in five Americans will be age 65 or older.

Growing Reliance on Defined Contribution Plans.    As employer-sponsored retirement plans shift from defined benefit plans to defined contribution plans, the responsibility for making retirement investment decisions shifts from professional pension fund managers to individual investors.

Changing Legal and Regulatory Framework.    As the burden of retirement investing shifts to the individual, we believe that there is an increasing need for assistance and guidance on how to invest for retirement wealth. However, plan sponsors may be reluctant to make investment advice available to employees for fear of increased fiduciary or legal risk. We believe the Pension Protection Act of 2006 and subsequent Department of Labor regulations reduced these concerns by further supporting the existing foundation for professional asset management of 401(k) accounts. Adherence to these new guidelines provides specific safeguards to plan sponsors from fiduciary and legal risk. Furthermore, policymakers are taking a close look at how to facilitate turning retirement savings into retirement income. The Department of Labor and the Treasury Department are exploring ways of facilitating access to and utilization of products and services designed to help provide retirement income within 401(k) plans.

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

Members can, at any time during our business hours, call one of our Advisor Center employees who are registered in various states through the Investment Adviser Registration Depository as Investment Advisor Representatives, or log in to a website to check their progress or further tailor their portfolio to their personal circumstances. Members are periodically offered a Retirement Checkup during phone-based conversations with an Investment Advisor Representative. During the Retirement Checkup, the Investment Advisor Representative confirms the member’s retirement goal, reviews the member’s retirement income forecast and helps the member close the gap, if any, by exploring the impact of increasing savings or adjusting the member’s retirement age. Sub-advised plan providers also maintain call centers to support participants in the plans record-kept by that provider.

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

We do not currently charge Professional Management members or sponsors any additional fees for the Income+ feature. We do not currently issue, sell, distribute, or solicit the sale of annuities or other insurance products or services, nor do we receive, accept or charge fees, payments or commissions related to any purchases of insurance products or services. Income+ availability does not require an in-plan annuity or changes to the plan’s fund line-up. As a feature of Professional Management, Income+ was designed to reduce fiduciary risk for sponsors by eliminating the need for an irrevocable selection of a guarantee or annuity provider. Income+ availability is subject to establishment of data connectivity between Financial Engines and the applicable plan provider, and is also subject to applicable retirement plan provisions related to plan withdrawals. As of December 31, 2014, 102 plan sponsors have made Income+ available to their participants, representing more than $227 billion in assets under contract and more than 2.3 million participants. As of December 31, 2014, we had 203 Income+ plan sponsor contracts, including the aforementioned 102 plan sponsors where Income+ has been made available to participants and 101 plan sponsors for which the service has not yet been made available, representing a total of more than $369 billion of retirement assets and 3.5 million participants. Our current Income+ connections are with Aon Hewitt, Fidelity, Mercer, Advised Assets Group, LLC, operating under the brand identity Empower RetirementTM, Vanguard, Voya Retirement Advisors, LLC, or Voya, and Xerox.

Certain of the plan sponsors offering Income+ are also doing so on a Passive Enrollment basis, in which eligible plan participants over a specified age will be enrolled into Professional Management with Income+ unless the individuals decline the service, or opt out. We have expanded our Income+ feature to reflect multiple sources of retirement income and savings.

In June 2012, we expanded the Professional Management program to include non-discretionary advice on non-managed, tax-deferred retirement accounts outside of the sponsored 401(k), which we call Total Retirement Advice. Total Retirement Advice is available at no additional cost to members at select direct plan sponsors, and provides access to an advisor who can provide personalized investment recommendations on a member’s IRA and other 401(k) accounts.

In 2013, we introduced IRA Management, which includes the Income+ capability, for members and their spouses on custodial platforms with Charles Schwab and TD Ameritrade. We may establish connections with additional IRA providers to extend our open-architecture platform. In the near-term, IRA Management will be offered only to Professional Management members at select sponsors in the Financial Engines direct channels. We are proceeding with further validation and testing of a broader retirement management offering.

In late 2013, we introduced Social Security claiming guidance online and through registered Investment Advisor Representatives. In mid-2014 we expanded this offering to all plans where Income+ is available. The service is available at no additional cost to participants at select plan sponsors and helps participants nearing retirement better understand their Social Security claiming options by creating personalized strategies that account for single individuals, divorced individuals, spouses, multiple income sources and realistic life expectancies.

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

Expand Beyond Workplace Defined Contribution Plans.    We continue to develop new market opportunities in the retirement income market, including opportunities to help individual investors with their existing or new IRA accounts. We are now able to take into consideration multiple sources of retirement income and savings, and have also been working with providers, sponsors and participants to develop ways to help participants with their broader household retirement picture.

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

Our total revenue was $185.8 million, $239.0 million and $281.9 million for the years 2012, 2013 and 2014, respectively. We generated professional management revenue of $150.9 million, $202.8 million and $245.8 million for the years 2012, 2013 and 2014, respectively and we generated platform revenue of $32.4 million, $33.5 million and $33.1 million for the years 2012, 2013 and 2014, respectively. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through our subadvisory relationships. Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional revenue information.

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

Investment Technology

We believe portfolio management services in the workplace should be offered to all eligible plan participants regardless of wealth. As of December 31, 2014, the median assets under management for all Professional Management members was approximately $56,000. Because we service numerous accounts of varying sizes, achieving our objective requires significant scalability to achieve an affordable cost to the investment manager. Our scalable technology has continued to deliver flexibility and results as our business has grown.

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

•

modeling more than 38,000 securities, including retail mutual funds, stocks, employee stock options, institutional funds, guaranteed investment contracts and stable value funds, exchange-traded funds and fixed-income securities while considering tax implications, expenses, redemption fees, loads and distributions;

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

Our Optimization Engine takes into consideration the costs, quality and investment styles of the specific investment alternatives available to a plan participant. Specifically, our investment recommendations take into consideration for each fund the mix of asset class exposures, fund expenses, turnover, fund-specific risk due to active management, manager performance and consistency, user-imposed constraints and tax efficiency, where applicable, to construct a personalized portfolio recommendation for each client. The calibration of this model is based on more than a decade of research into the factors that influence investment performance. Our approach does not rely on market timing or tactical asset allocation strategies. Our models are designed and calibrated on an ongoing basis to reflect the consensus market expectations built into the observed asset holdings of the market as a whole. We believe this approach increases the probability that our recommendations are consistent with current market conditions and are free from subjective or market timing biases that can arise from traditional optimization models. Our platform has been employed to provide portfolio management services, investment advice and retirement readiness assessments to millions of investors for more than 10 years.

When constructing a portfolio during the accumulation phase, our Optimization Engine:

•	supports dynamic, specific, product-level buy and sell recommendations for Online Advice, which can be readily executed, and automated transactions for Professional Management;

•

creates recommended portfolios from the available investment alternatives, such as retail mutual funds, institutional funds and employer stock, in the case of a 401(k) plan, or from either the entire universe of more than 23,000 retail mutual funds, or a subset thereof, in the case of taxable or other tax-deferred accounts;

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

Research and development expenses were $25.5 million, $30.9 million and $29.8 million in 2012, 2013 and 2014, respectively.

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

Retirement Plan Sponsors.    We define plan sponsors as employers across a range of industries who offer defined contribution plans to employees. No more than 3.3% of our revenue was associated with any one plan sponsor for the year ended December 31, 2014. As of December 31, 2014, the average annual sponsor retention over the last three years was 95%. The average annual AUM retention rate over the same period was 98%, which represents the average ratio of AUM from all sponsors as of January 1st versus the same AUM for those sponsors who were retained as of December 31st of each of the last three years. When providing advisory services directly, we enter into contracts with plan sponsors. These contracts are typically for an initial three or five year term and continue thereafter unless terminated. Under these contracts, at any time during the initial term or thereafter, the plan sponsor can cancel a contract for fiduciary reasons or breach of contract and can generally terminate a contract after the initial term upon 90 days’ notice.

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

•

Subadvisory Relationships.    In these relationships, the plan provider is the primary advisor and plan fiduciary and we act in a subadvisory capacity. Our contract is with the plan provider and not the plan sponsor. We receive sales support from the plan provider and offer our co-branded services under the plan provider’s brand, with the services identified as “powered by Financial Engines.” Revenue is collected by the plan provider who then pays a subadvisory fee to us. We have subadvisory relationships with Aon Hewitt, Voya, Empower RetirementTM, and Vanguard. The Aon Hewitt sub-advisory relationship excludes those sponsors currently under contract with us for a direct advisory relationship. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through subadvisory relationships with retirement plan providers.

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

Direct Marketing to Plan Participants.    Once a retirement plan has been set up on our systems and our services have been made available to plan participants, we conduct direct marketing, print fulfillment and other promotional activities to encourage use of our Online Advice service and enrollment in our Professional Management service. These efforts typically include printed or electronic Retirement Evaluations, email notifications and website integration. These campaigns are usually conducted at the time of rollout and annually thereafter. Plan sponsors can choose an Active Enrollment campaign, in which a plan participant must affirmatively sign up for the Professional Management service, or a Passive Enrollment campaign, in which a plan participant will become a member of the Professional Management service unless the individual declines the service. Passive Enrollment campaigns achieve higher enrollment results at lower acquisition cost per member than do Active Enrollment campaigns. We believe Passive Enrollment is attractive to plan sponsors due to the lower fees payable by plan participants who are passively enrolled, the fiduciary protection afforded to plan sponsors by participants having to affirmatively elect to not receive professional advice and the relatively higher number of participants who will be enrolled and receiving Professional Management services upon rollout. Depending on the proportion of the plan’s participants who are passively enrolled, we eliminate or reduce our platform fees, as well as reducing the fees payable by plan participants

Our goal is to increase enrollment by continuing to promote our services to participants. We plan to continue utilizing Active Enrollment campaigns, to implement enhancements to our direct marketing materials in our Active Enrollment campaigns and to integrate personalized online assessments of certain types of investing risks into plan providers’ websites. This integration allows participants who log onto the provider website to view their Retirement Evaluations and to learn more about our services without waiting for an annual campaign or direct mailing from us. We believe a digital presence on the provider site will help increase our enrollment rate by improving the customer experience and engaging more participants throughout the year. As of December 31, 2014, our integrated enrollment capability, available through our largest provider partners, covered approximately 93% of our AUC.

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

Our client implementations team is responsible for project management and the steps involved in setting up and rolling out our services to a plan sponsor. This includes learning the specifics of each plan sponsor’s plan(s), including the fund lineup, fees, matching rules, associated defined benefit, non-qualified and other plans, configuring the plan specifics using our plan sponsor configuration tool, verifying the implementation and approving the commencement of enrollment efforts. The team also oversees the preparation and production of enrollment materials for each participant in the plan. Once a sponsor is set up and rolled out, our client implementations team is also responsible for maintenance of each sponsor’s ongoing plan updates as directed by our account managers and/or subadvisory record-keepers.

The operations team is responsible for data processing and validation of prospect data for new sponsor rollouts and annual campaigns, as well as the ongoing servicing of members in the Professional Management service. These member servicing responsibilities include member data load and verification, the coordination and oversight of all printed materials and electronic communications, such as Retirement Evaluations, Retirement Plans and quarterly Retirement Updates, transaction processing and reconciliation, fee processing and reconciliation and quarterly sponsor report generation. For members with Income+, the operations team is also responsible for coordinating with the plan provider to facilitate the generation and distribution of retirement payouts in the form of checks or direct deposits. The operations team also provides these services for customers with IRA accounts managed by Financial Engines.

Our Advisor Call Center is staffed with registered Investment Advisor Representatives. These advisors service participants through phone and email channels by providing guidance to plan participants regarding the operation of the program, enrollment and personalization of the participant’s financial profile. Our registered Investment Advisor Representatives and certain call center personnel of the plan providers with whom we work have access to the Financial Engines Professional Advisor, our proprietary client relationship management application, which enables the advisor to edit or add to the personal information used to manage the member’s portfolio allocation.

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

Competition

We operate in a competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors who offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, GuidedChoice and ProManage, LLC. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity and Bank of America Merrill Lynch. We currently have a relationship with Fidelity that allows us to provide our services to plan sponsors, for whom Fidelity is the plan provider, who elect to hire us. We also face indirect competition from products that could potentially be substitutes for our portfolio management services, investment advice and retirement income services, most notably target-date retirement funds. Target-date funds are offered by multiple financial institutions, such as Fidelity, Vanguard, T. Rowe Price, Principal Funds, Wells Fargo Advantage, J.P. Morgan, Voya and Empower RetirementTM Funds. These funds provide generic asset allocation based solely on the investment horizon of the investor. Among the plan sponsors to whom we offer our Professional Management service and that offer target-date funds, approximately 93% offer target-date funds, of which approximately 79% offer retail-priced target-date funds. Target-date funds, managed accounts and balance funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. In addition, competitors to our Income+ feature, include providers of retirement income products in the defined contribution market, such as Prudential, AllianceBernstein, and other providers of insurance products. Competitors in the IRA space include providers such as Fidelity, Charles Schwab, Bank of America Merrill Lynch, Morgan Stanley Smith Barney and Vanguard. At the plan participant level we see competition from individual, traditional retirement investment advisors. In addition, we face indirectcompetition from investment advisors that provide portfolio management services delivered primarily through online channels and with minimal human intervention.

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

The SEC is authorized to institute proceedings for violations of the Investment Advisers Act, and to impose fines and sanctions, including disgorgement of fees or profits, reimbursement for losses, limiting, restricting or prohibiting a registered investment adviser from carrying on its business, or requiring a registered investment adviser to change its business practices or disclosure, in the event that a registered investment adviser fails to comply with applicable laws and regulations. Our failure to comply with the requirements of the Investment Advisers Act or the related SEC rules and interpretations, or other relevant legal provisions could have a material adverse effect on us. We believe we are in compliance in all material respects with SEC requirements under the Investment Advisers Act and other applicable laws and regulations. Some of our executives and other employees are registered Investment Adviser Representatives with various states through the Investment Adviser Registration Depository and are subject in some states to examination requirements.

Financial Engines Advisors L.L.C. is subject to the Employee Retirement Income Security Act of 1974, as amended, referred to as ERISA, and the regulations promulgated thereunder, with respect to investment advisory and management services provided to participants in retirement plans covered by ERISA and is also subject to state laws applicable to retirement plans not covered by ERISA. We are a fiduciary under ERISA. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, referred to as the Code, impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients. We rely on certain regulatory interpretations and guidance in connection with our current business model, including regulations and guidance relating to passive enrollment of participants into our Professional Management service. We provide subadvisory services pursuant to the Department of Labor’s Advisory Opinion 2001-09A. The failure of Financial Engines Advisors L.L.C. to comply with these requirements could have a material adverse effect on us. The Department of Labor is authorized to institute proceedings for violations of ERISA. We believe that we are in compliance in all material respects with ERISA.

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

Rigorous legal and compliance analysis of our business is important to our culture. Our General Counsel supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our investment advisory activities.

Intellectual Property

We rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and our intellectual property. We seek to control access to and distribution of our proprietary information. We enter into confidentiality agreements with our employees, consultants, vendors, plan sponsors and plan providers that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. We have proprietary know-how in software development, implementation and testing methodologies. We also pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered the mark “Financial Engines” in the United States, Australia, Switzerland, China, the European Community, Hong Kong, Japan, Taiwan and Tunisia. We have registered sun and clouds design marks in Hong Kong. We have registered our corporate logo and the marks “Investor Central” and “Retirement Help for Life” in the United States. “Advice Light” and “Financial Engines Investment Advisor” are also trademarks owned by Financial Engines, Inc. In addition, we have registered our domain name, www.FinancialEngines.com. We have 16 issued U.S. patents in the following categories: user interface; outcomes-based investing, including our financial advisory system, our pricing module and load-aware optimization; tax-aware asset allocation; financial goal planning; advice palatability and retirement income planning and payout generation. These patents have expiration dates ranging from December 2, 2017 to August 1, 2031. We also have several pending U.S. patent applications and pending applications and issued patents in foreign jurisdictions.

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

Employees

As of December 31, 2014, we employed approximately 493 full-time equivalent employees including employees in investment management, product development and engineering, sales and marketing, service delivery, and general and administrative management. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period-to-period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this document:

•	a decline or slowdown of the growth in the value of financial market assets, which may reduce the value of assets we have under management and therefore our revenue and cash flows;

•	failure of our strategy to acquire new plan participants or our product and consumer marketing efforts;

•	variations in expected enrollment rates for our Professional Management service;

•	unanticipated delays of anticipated advertising, marketing promotions or rollouts of our services;

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

•	elimination or reduction of contributions into members’ 401(k) plans or changes to the deductibility of contributions, which could reduce the growth rate of assets under management;

•	changes in laws, regulatory policies or interpretations that could impact our ability to offer services to plan providers as a subadvisor or deploy services in a specific manner;

•	unanticipated delays in recognizing revenue based on timing of meeting specified milestones under contracts with customization and consulting services;

•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt; and

•	negative public perception and reputation of our Company or the financial services industry.

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

Our growth strategy includes extending and expanding our services including entering new markets and we may not be able to develop a successful growth strategy, successfully implement new services, or accurately estimate the impact on our business of developing and introducing these services.

Our strategy includes enhancing and expanding the functionality of our services with new features, offering new services with our existing market, and continuing to evaluate new opportunities in markets adjacent to our existing retirement income market. For example, one of our more recently developed features, Income+, manages plan participants’ defined contribution assets while allowing payouts from their retirement accounts. We have limited experience determining and executing income payments from retirement accounts. If our assessments or forecasts with respect to the expected duration and sufficiency of assets to support retirement income payments to participants are inaccurate, or if we fail to ensure that payouts are made at the times expected, our business and reputation could suffer.

In the longer-term, we intend to further expand our services beyond workplace defined contribution plans. For example, in 2012 we began offering to manage assets in IRA accounts, and in 2013 expanded our IRA management to include Income+ capability. We have limited experience beyond workplace defined contribution plans. We may not be able to anticipate or manage new risks and obligations or legal, compliance, operational or other requirements that may arise when offering investment management or retirement income payout services for accounts other than 401(k) accounts or when offering other services related to preparing for retirement, such as assistance with optimizing social security payments. We may not be able to acquire clients in these new markets on a cost-effective basis, or at all.

In furtherance of our strategy, we intend to invest significant resources to the research, development, sales and marketing of new services and features. A viable market for our new services or features may not exist or develop as we anticipated, and our offerings may not be well received by potential plan sponsor customers or individual plan participants or investors. We may not be able to develop effective marketing and advertising for new services and features. We may make incorrect decisions as we implement our strategy, such as decisions whether to design and build elements of our services in-house or procure them through third parties or through acquisition. We have no experience with strategic partnerships or acquisitions, and pursuing any such transaction would divert management attention, cause us to incur expenses and use internal resources, and may not be successful for a variety of reasons. As we expand our services in response to new or different customer demands, competition, in furtherance of our strategy, or for other reasons, we may not be able to accurately assess, design or implement testing protocols sufficient to identify all problems or limitations of the new features or services, we may make errors in the deployment of new features or services, or we may employ manual processes that are more prone to failure.

We may not be able to accurately estimate the impact of these future services on our business or how the benefits of these services will be perceived by our clients. In addition, the anticipated benefits of these services on our business may not outweigh the resources and costs associated with their development or acquisition, or the liabilities associated with their operation. If we do not realize the anticipated benefits of these services, our revenue, operating results and financial condition could be harmed.

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

We refer to four of our eight primary retirement plan provider relationships as subadvisory relationships, including one plan provider with whom we have a subadvisory relationship for some plan sponsors and a direct advisory relationship for other plan sponsors. For the provider relationships that we refer to as subadvisory, we typically act as subadvisor to the plan provider acting as investment advisor, but we may directly act as investment advisor if Online Advice is the only service offered by a particular plan sponsor or for certain legacy plans. Where we act as subadvisor, we do not have a direct relationship with the plan sponsors and therefore may be less able to influence decisions by those plan sponsors to use or continue to use our services or to add additional services. Where we act as subadvisor, we do not know and cannot control the exact terms of the contract between the plan provider and the plan sponsor, which vary on terms such as the length of the contract, renewal and cancellation provisions. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through subadvisory relationships with retirement plan providers. The renegotiation or termination of our relationship with any of these plan providers could negatively impact our business. For the year ended December 31, 2014, 11%, 9%, 7% and 7% of our total revenue was attributable to the subadvisory fees paid to us by Empower RetirementTM, Aon Hewitt, Vanguard and Voya, respectively, the four plan providers with whom we had subadvisory relationships as of December 31, 2014.

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

Some plan providers with whom we have relationships, such as Fidelity, offer or may offer directly competing investment guidance, retirement advice, portfolio management and retirement income services to plan participants. We also face indirect competition from products that could potentially substitute for our services, most notably target-date funds, which are offered by a number of plan providers with whom we have relationships, including Fidelity, Vanguard, T. Rowe Price, J.P. Morgan, Voya and Empower RetirementTM Funds. Among the plan sponsors to whom we offer our Professional Management service and that offer target-date funds, approximately 93% offer target-date funds, of which approximately 79% offer retail-priced target-date funds. Plan providers who offer competing services or products may be better positioned to promote or offer their services or products over ours in the sales process. Where we have a subadvisory relationship with the plan provider, the plan provider may compete with us for plan sponsors. Competitors to our Income+ feature include providers of retirement income products in the defined contribution market, such as AllianceBernstein, Prudential, and other providers of insurance products. Competitors that provide advisory services in the IRA space include providers such as Fidelity, Charles Schwab, Bank of America Merrill Lynch, Morgan Stanley Smith Barney and Vanguard.

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

A substantial portion of our revenue is generated as a result of contracts with plan sponsors. Under these contracts, where we are providing advisory services directly and not in a subadvisory capacity, we typically earn annual platform fees that are paid by the plan sponsor, plan provider or the retirement plan itself as well as fees based on AUM that are generally paid by plan participants. These contracts with plan sponsors typically have initial terms of three or five years and continue thereafter unless terminated. At any time during the initial term or thereafter, a plan sponsor can cancel a contract for fiduciary reasons or breach of contract. A plan sponsor can generally terminate a contract after the initial term upon 90 days’ notice. If a plan sponsor were to cancel or not renew a contract, we would no longer earn platform fees under that contract. In addition, we would no longer manage any assets in that plan and consequently would no longer earn fees based on AUM in that plan. A plan sponsor may also determine to contract through a subadvisory relationship with a plan provider or change to a different record-keeper, which may result in lower revenues for our company due to the contract terms. If one or more plan sponsors were to cancel their contracts with us, fail to renew those contracts, or move to a subadvisory relationship, our revenue, operating results and financial condition could be harmed.

Our Professional Management service makes up a significant and growing part of our revenue base. Our business could suffer if fees we can charge for these services decline.

We earn fees for our Professional Management service based on the value of assets in the accounts we manage, which we refer to as AUM. We believe that these services will continue to make up a substantial and growing portion of our revenue for the foreseeable future. There are many investment advisory and management services and other financial products available in the marketplace, which puts downward pressure on fees for our

Professional Management service. Congressional, regulatory or industry attention focused on fees for financial services, such as legislative constraints on fees or rules requiring additional disclosure regarding fees, could result in downward pressure on fees or impose limits on the fees we can charge for our Professional Management service. Our contract terms may include thresholds, which upon attainment, may reduce the fees we charge for our Professional Management service. If we lower the fees we charge for our Professional Management service in response to regulatory, contractual or competitive pressure, our revenue, operating results and financial condition could be harmed.

Our failure to maintain or increase the number of plan sponsors with whom we have relationships could harm our business.

Our future success largely depends on maintaining or increasing the number of plan sponsors with whom we have relationships. If the market for our services declines or develops more slowly than we expect, plan sponsors move to record-keepers that currently do not offer our services, or the number of plan sponsors that choose to provide our services to their plan participants declines, our revenue, operating results and financial condition could be harmed. If the AUM represented by the plan sponsors with whom we have relationships declines, the failure to increase the number of plan sponsors that choose to provide our services to their plan participants could harm our revenue, operating results and financial condition.

We rely on plan providers and plan sponsors to provide us with accurate and timely plan and plan participant data in order for us to provide our services, and we rely on plan providers to execute transactions in the accounts we manage.

Our ability to provide high-quality services depends, in part, on plan sponsors and plan providers supplying us with accurate and timely data in a usable format. Data transmissions from our plan sponsors and providers routinely contain errors or are not supplied in a timely manner. Although we have processes in place to attempt to detect and correct such errors and to encourage timely transmissions, our efforts may not be sufficient. Errors or delays in the data we receive from plan providers or plan sponsors, missing data, data transmitted in a format that we cannot readily use, or miscommunication about what data should be transmitted or in what format, could lead us to make advisory, transaction, disbursement or communication errors that could harm our reputation or lead to financial liability, or may prevent us from providing our services to, or earning revenue from, otherwise eligible plan participants. In addition, when we make changes in an account we manage, or direct a disbursement, we instruct the plan provider or IRA custodian to execute the transactions. If a plan provider or IRA custodian fails to execute transactions in an accurate and timely manner, it could harm our reputation or lead to financial liability. In turn, our operating results and financial condition could be harmed.

We may be liable to our plan sponsors, plan participants or plan providers for damages caused by system failures, errors or unsatisfactory performance of services.

If we fail to prevent, detect or resolve errors in our services, regardless of the cause of the errors, our business and reputation could suffer. Errors in inputs or processing, such as plan set-ups, transaction instructions or plan participant data could be magnified across many accounts. Concentrated positions held by many plan participants, particularly in employer stock, could result in a large liability if a systematic input or processing error was to cause us to make errors in transactions relating to those positions. We could also face liability if we fail to process a participant’s instructions. We may not be able to identify or resolve these errors in a timely manner. In addition, failure to perform our services for Professional Management members, including plan disbursements, on a timely basis could result in liability. We may also have liability to the plan provider where we have a subadvisory relationship with the plan provider. We have reimbursed plan sponsors, participants and providers in the past for errors in our services and expect to do so in the future. After an error is identified, resolving the error and implementing remedial measures has at times diverted the attention and resources of our management, key technical personnel and internal resources from other business concerns. Any errors in the performance of services for a plan sponsor or plan provider, or poor execution of these services, could result in a plan sponsor or plan provider limiting our ability to market existing or enhanced services, or terminating its agreement. Although we attempt to limit our contractual liability for consequential damages in rendering our services, these limitations on liability may be unenforceable in some cases, or may be insufficient to protect us from liability for damages. ERISA and other applicable laws require that we meet a fiduciary obligation to plan participants. We maintain general liability insurance coverage, including coverage for errors or omissions; however, this coverage may not continue to be available on reasonable terms or may be unavailable in sufficient amounts to cover one or more large claims. An insurer might disclaim coverage as to any future claim. A successful assertion of one or more large claims, or several smaller claims, against us that exceed our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirement, in which event our operating results and financial condition could be harmed.

If our reputation is harmed, we could suffer losses in our business and revenue.

Our reputation, which depends on earning and maintaining the trust and confidence of plan providers, plan sponsors and plan participants that are current and potential customers, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by plan fiduciaries, plan participants, current or former employees, or stockholders, employee misconduct, perceptions of conflicts of interest, rumors, communication errors, and transactional mistakes, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. In addition, any perception that the quality of our investment advice may not be the same or better than that of other providers could also damage our reputation. Any damage to our reputation could harm our ability to attract and retain plan providers, plan sponsor customers and key personnel. This damage could also cause plan participants to stop using or enrolling in our Professional Management service, which would adversely affect the amount of AUM on which we earn fees, in which event our revenue, operating results and financial condition could be harmed.

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

Many of our agreements with plan sponsors and plan providers do not limit our potential liability for breaches of confidentiality, and consequential damages. If any person, including any of our employees, contractors, or consultants, penetrates our network security, misappropriates or mishandles sensitive data, inadvertently or otherwise, we could be subject to significant liability from our plan sponsors and plan providers for breaching contractual confidentiality provisions or privacy laws. In addition, our agreements with plan sponsors and plan providers require us to meet specified minimum system security and privacy standards. Given the growing concern over privacy and identity theft, we have been and expect to continue to be subject to increased scrutiny by both plan providers and plan sponsors, which have increased the frequency and thoroughness of their audits. If we fail to meet these standards, our plan sponsors and plan providers may seek to limit or terminate their agreements with us. Regulations in some states and proposed federal regulations may require notification via the press or to customers in the event of security breaches, which could harm our reputation and increase our costs of doing business. Unauthorized disclosure of sensitive or confidential data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation, expose us to litigation, cause us to lose business, harm our revenue, operating results or financial condition and subject us to regulatory action, which could include sanctions and fines.

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

We operate in a highly competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors that offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, Inc., GuidedChoice and ProManage, LLC. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity and Bank of America Merrill Lynch. We currently have a relationship with Fidelity that allows us to provide our services to plan sponsors that elect to hire us for which Fidelity is the plan provider. We also face indirect competition from products that could potentially substitute for our portfolio management services, investment advice and retirement income, most notably target-date funds. Target-date funds are offered by multiple financial institutions, including Fidelity, Vanguard, T. Rowe Price, Principal Funds, Wells Fargo Advantage, J.P. Morgan, Voya and Empower RetirementTM Funds. These funds provide generic asset allocation based on the investment horizon of the investor. Target-date funds, managed accounts and balanced funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. In addition, with the introduction of the Income+ feature, indirect competitors who offer income solutions in retirement include providers of insurance products. As the market for providing portfolio management and investment advisory services continues to grow, we also may face competition from smaller or newly established competitors, including investment advisors that provide portfolio management services delivered primarily through online channels and with minimal human intervention. Plan providers offer or may choose to offer directly and indirectly competitive products in the future. The plan providers with which we do not have contractually exclusive relationships may enter into similar relationships with our competitors. This in turn may harm our business.

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

Our ability to provide portfolio management services, investment advice and retirement income and maintain and develop relationships with plan participants, plan providers and plan sponsors depends largely on our ability to attract, train, motivate and retain highly skilled professionals, particularly professionals with backgrounds in sales, marketing, technology and financial and investment services. We believe that success in our business will continue to be based upon the strength of our intellectual capital. For example, due to the complexity of our services and the intellectual capital invested in our investment methodology and technology, the loss of personnel integral to our investment research, product development and engineering efforts would harm our ability to maintain and grow our business. Consequently, we must hire and retain employees with the technical expertise and industry knowledge necessary to continue to develop our services and effectively manage our growing sales and marketing organization to assist the growth of our operations. We believe there is significant competition for professionals with the skills necessary to perform the services we offer, particularly in the geographic area of our headquarters in Sunnyvale, California. We experience competition for analysts and other employees from financial institutions and financial services organizations such as hedge funds and investment management companies that generally have greater resources than we do and therefore may be able to offer higher compensation packages. Competition for these employees is intense, and we may not have sufficient human resources programs, practices and benefits to be able to retain our existing employees, or be able to recruit and retain other highly qualified personnel. If we cannot hire and retain qualified personnel, our ability to continue to expand our business would be impaired and our revenue, operating results and financial condition could be harmed.

If our intellectual property and technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position could suffer.

Our future success and competitive position depend in part on our ability to protect our proprietary technology and intellectual property. We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and intellectual property. We also require our employees, consultants, vendors, plan sponsors and plan providers to enter into confidentiality agreements with us. As of December 31, 2014, we have 16 issued U.S. patents which relate to novel aspects of our financial advisory platform, including user interface features, our pricing module, load-aware optimization, tax-aware asset allocation, financial goal planning, advice palatability, and other key technologies of our outcomes-based investing methodologies. We also have several additional pending U.S. patent applications. In addition, we have issued patents and pending patent applications in foreign jurisdictions. One or more of our issued patents or pending patent applications may be called into question on the basis of being directed to abstract ideas or methods of doing or conducting business. The general validity of software patents and so called “business method” patents have been challenged in a number of jurisdictions, including the United States. Changes in patent laws or case law may impact the scope of patent-eligible subject matter by, for example, limiting what constitutes a patentable “process.” Our patents may become less valuable if software or business methods are found to be a non-patentable subject matter or if additional requirements are imposed that our patents do not meet.

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

Assertion of intellectual property infringement claims against us, plan providers or plan sponsors could result in litigation. We might not prevail in any such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, or at all. Even if obtained, we may be unable to protect such licenses from infringement or misuse, or prevent infringement claims against us in connection with our licensing efforts. We expect that the risk of infringement claims against us will increase if more of our competitors are able to obtain patents for software products and business processes, and if we hire employees who possess third-party proprietary information. Any such claims, regardless of their merit or ultimate outcome, could result in substantial cost to us, divert management’s attention and our resources away from our operations and otherwise harm our reputation. Our process for controlling employees’ use of third-party proprietary information may not be sufficient to prevent assertions of intellectual property infringement claims against us. If we are not successful in overcoming such claims and are required to pay damages, licensing fees or fines, or alter our services or business practices, our revenue, operating results and financial condition could be harmed.

Any inability to manage our growth could disrupt our business and harm our operating results.

We expect our growth to place significant demands on our management and other resources. Our success will depend in part upon the ability of our senior management to execute on our growth strategy and to manage growth effectively. We rely on proprietary and customized software, systems and reporting processes, which require experienced personnel to operate, maintain and expand. Expansion creates new and increased management and training responsibilities for our employees. In addition, continued growth increases the challenges involved in:

•	recruiting, training and retaining sufficient skilled technical, marketing, sales and management personnel;

•	determining when to use consultants or third-party software or services;

•	preserving our culture, values and entrepreneurial environment;

•

successfully enhancing and expanding the range of services offered to our plan sponsors and plan participants, and achieving such enhancement or expansion sufficiently quickly to meet new or different customer demands or competition;

•	developing, improving and scaling our internal administrative infrastructure, particularly our financial, operational, compliance, recordkeeping, communications and other internal systems; and

•	maintaining high levels of satisfaction with our services among plan sponsors and plan participants.

We are subject to additional regulatory compliance requirements, as a result of being a public company, which causes additional expenses and challenges for our management team.

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

As of December 31, 2014, we had an accumulated deficit of $15.5 million. We incurred net losses in each year through 2008. We may incur net losses in the future, in which event our operating results and financial condition could be harmed.

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

We may be adversely affected as a result of new or revised legislation or regulations promulgated by Congress, the SEC, Department of Labor or other U.S. regulatory authorities or self-regulatory organizations that supervise the financial markets and our industry. In addition, we may be adversely affected by changes in the interpretation of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business. For example, additional requirements for fee disclosure have become effective in recent years and there is increased sponsor and consultant focus on the fees associated with all plan services, including our services. We may need to offer more or broader services to justify our fees or may need to lower our fees to retain or expand our existing business relationships. Future legislation or regulation could change or eliminate certain existing restrictions relating to conflicts of interest, which might lower the relative value of our independence, or allow for increased competition. Legislation may reduce or eliminate tax benefits associated with defined contribution plans or otherwise restructure defined contribution plans in a way that affects their use by plan sponsors or plan participants, which could cause a reduction in the number of plans where our services are offered or slow our AUM growth. Future legislation or regulation could affect our ability to offer services for accounts other than 401(k) accounts or may impose requirements for retirement income forecasts and distribution that we might not be able to satisfy, or which might lower the relative value of our services or allow for increased competition. Changes to laws or regulations, or in their interpretation, or any change that results in our becoming subject to the jurisdiction of any additional regulator, such as a self-regulatory organization, could increase our potential liability for offering portfolio management services, investment advice and retirement income, affect our ability to offer our Passive Enrollment option or invalidate pre-dispute arbitration clauses in our agreements, leading to increased costs to litigate any claims against us. Changes to laws or regulations, or in their interpretation, could also increase our legal compliance costs, divert internal resources and make some activities more time-consuming and costly. The laws, rules and regulations applicable to our business may change in the future, and we may not be able to comply with any such changes. If we fail to comply with any applicable law, rule or regulation, we could be fined, sanctioned or barred from providing investment advisory services in the future, which could materially harm our business and reputation.

We are subject to complex regulation, and any compliance failures or regulatory action could adversely affect our business.

The financial services industry is subject to extensive regulation at the federal and state levels. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business. The securities laws and other laws that govern our activities as a registered investment advisor are complex and subject to rapid change. The activities of our investment advisory and management operations are subject primarily to provisions of the Investment Advisers Act and ERISA, as well as certain state laws, some of which may provide for private rights of action. We are a fiduciary under ERISA. Our investment advisory services are also subject to state laws including anti-fraud laws and regulations. The Investment Advisers Act addresses, among other things, fiduciary duties, recordkeeping and reporting requirements and disclosure requirements and also includes general anti-fraud provisions. We rely on certain regulatory interpretations and guidance in connection with our current business model, including regulations and guidance relating to passive enrollment of participants into our Professional Management service. If we are found to have failed to comply with any applicable law, rule or regulation, we could be fined, sanctioned, required to disgorge fees we have previously collected, required to reimburse clients for any losses in their accounts, required to change our business practices or disclosure, or barred from providing investment advisory services in the future, or we may agree to one or more of such payments, sanctions or changes as part of a settlement agreement, which could materially harm our business and reputation. We may also become subject to additional regulatory and compliance requirements as a result of any expansion or enhancement of our existing services or any services we may offer in the future. For example, we may be subject to insurance licensing or other requirements in connection with our retirement planning services, even if our activities are limited to describing regulated products. Compliance with any new regulatory requirements may divert internal resources and take significant time and effort. Any claim of noncompliance, regardless of merit or ultimate outcome, could subject us to investigation by the SEC or other regulatory authorities. This in turn could result in additional claims or class-action litigation brought on behalf of our clients, any of which could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation.

Changes in accounting principles or standards, or in the way they are applied, could result in unfavorable accounting charges or effects and unexpected financial reporting fluctuations, and could adversely affect our reported operating results even if there are no underlying changes in the economics of the business.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP). These principles are subject to interpretation by the Securities and Exchange Commission (SEC) and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles, standards or guidance can have a significant effect on our reported results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our internal controls, operational and financial reporting processes.

For example, the Financial Accounting Standards Board (FASB) is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards (IFRS). In connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2014 — Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” — that supersedes nearly all existing U.S. GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions, even if we do not change the way in which we transact, such as billing for services or collecting cash. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.

Further efforts by the FASB and IASB to converge U.S. GAAP and IFRS accounting principles may have a material impact on the way we report financial results in areas including, but not limited to, lease accounting and financial statement presentation. In addition, the SEC may make a determination in the future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. Changes in accounting principles from U.S. GAAP to IFRS, or to converged accounting principles, may have a material impact on our financial statements and may retroactively affect the accounting treatment of previously reported transactions.

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

The adoption, modification or interpretation of laws or regulations relating to the Internet or other areas of our business could adversely affect the manner in which we conduct our business or the overall popularity or growth in use of the Internet. Such laws and regulations may cover sales and other procedures, tariffs, user privacy, data protection, pricing, content, accessibility for those with disabilities, copyrights, distribution, electronic contracts, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, accessibility, sales and other taxes, libel and personal privacy apply to the Internet. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new subscribers or otherwise alter our business model. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

Our business will suffer if we do not keep up with rapid technological change, evolving industry standards or changing requirements of plan sponsors, plan providers and plan participants.

We expect technological developments to continue at a rapid pace in our industry. Our success will depend, in part, on our ability to continue to develop our technological expertise, recruit and retain skilled investment and technology professionals, and influence and respond to emerging industry standards and other technological changes:

In addition, we must continue to meet changing plan provider, sponsor and participant expectations and requirements, including addressing plan complexities and meeting demands for specific features and delivery dates. For example, we expect that plan participants will require delivery of our services through tablets or mobile devices and will expect a seamless experience across these channels. We must accomplish all of these tasks in a timely and cost-effective manner without material error, and our failure to do so could harm our business, including materially reducing our revenue and operating results.

Risks Related to our Common Stock

Our share price may be volatile, and the value of an investment in our common stock may decline.

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, the 2014 range on intra-day sales prices for our common stock on The NASDAQ Global Select Market ranged from $69.72 to $29.40. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	general economic and market conditions;

•	issuance of new or updated research or reports by securities analysts;

•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected;

•	changes in the economic performance or market valuations of other companies engaged in providing portfolio management services, investment advice and retirement income;

•	loss of a significant amount of existing business;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	regulatory developments in our target markets affecting us, our plan sponsors or our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in the amounts, timing or frequency of any cash dividends we may pay;

•	the amount, timing or frequency of any share repurchases;

•	issuances, sales or expected sales of additional common stock; and

•	terrorist attacks or natural disasters or other such events impacting countries where we or our plan sponsors have operations.

Prior to fiscal year 2013, we did not pay any cash dividends on our common stock. For the years ended December 31, 2013 and 2014, our Board of Directors declared quarterly cash dividends in the amount of $0.05 and $0.06 per share, respectively, of common stock outstanding. In February 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per share. While we currently expect to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors. Any changes in the amounts, timing or frequency of any cash dividends we may pay could adversely affect market and investors’ perception of us and cause our stock price to decline.

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

We currently lease our principal executive offices in Sunnyvale, California. The lease term is for eight years and expires in May 2020. The premises consist of 80,995 square feet of office space with the right to lease additional space. We also lease 24,788 square feet of office space in Phoenix, Arizona, primarily for our operations and call center, under a lease that expires in June 2020. We have a right of first refusal with respect to any available space located on the adjacent floor of the Phoenix, Arizona building.

In March 2014, the Company entered into a non-cancelable operating lease for a new Boston, Massachusetts facility of 33,860 square feet of office space, totaling $16.6 million in minimum lease payments through July 2025. The lease includes an extension option for a period of 5 years, an ongoing right of first offer with respect to any contiguous space that becomes available, and a one-time expansion option with respect to specific space on the floor below the leased premises.

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

	High	Low
Fiscal year ending December 31, 2014
First Quarter	$69.72	$48.86
Second Quarter	$53.13	$37.14
Third Quarter	$45.08	$33.01
Fourth Quarter	$41.35	$29.40

Fiscal year ending December 31, 2013
First Quarter	$36.46	$27.85
Second Quarter	$47.62	$32.58
Third Quarter	$63.66	$45.86
Fourth Quarter	$71.08	$51.59

As of January 31, 2015, the number of record holders of our common stock was 111. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

Prior to fiscal year 2013, we did not pay any cash dividends on our common stock. During the years ended December 31, 2013 and 2014, the Board of Directors declared quarterly cash dividends totaling $0.20 and $0.24 per share annually, respectively, of common stock outstanding. On February 11, 2015 the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on April 6, 2015 to record-holders as of March 23, 2015. While we currently expect to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors.

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

The following graph shows a comparison from March 16, 2010 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2014 of the cumulative total stockholder return on our common stock with the cumulative total return of The NASDAQ Composite Index, the Financial Sector SPDR and S&P Small Cap 600 Index. The graph assumes an investment of $100 on March 16, 2010, and the reinvestment of any dividends. The reinvestment of cash dividends for our common stock is reflected in the table below, starting with the first cash dividend payment in April 2013. We did not pay any cash dividends prior to fiscal year 2013. For our common stock, the investment performance is measured as of the closing price of our common stock on March 16, 2010 of $17.25, which differs from our IPO price of $12.00.

The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Financial Engines, Inc.,

The NASDAQ Composite Index, Financial Sector SPDR and the S&P Small Cap 600 Index

* 100 invested in stock as of March 16, 2010 — including reinvestment of dividends

	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14
Financial Engines, Inc.	$115	$129	$161	$404	$214
The NASDAQ Composite Index	$113	$112	$132	$185	$212
Financial Sector SPDR	$104	$86	$110	$149	$172
S&P Small Cap 600	$117	$118	$138	$194	$206

Unregistered Sales of Equity Securities

For the year ended December 31, 2014, we issued 960,066 shares of common stock upon the exercise of options to purchase our common stock granted under our 1998 Stock Plan. The shares of common stock issued pursuant to these stock options were unregistered securities granted under our 1998 Stock Plan as permitted by Rule 701 of the Securities Act of 1933. The aggregate purchase price of the shares was $6.9 million, all of which was received in cash. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Purchases of Equity Securities by the Issuer

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50.0 million of our common stock in open market purchases or negotiated transactions over the subsequent twelve month period. We used $9.2 million of cash to repurchase our common stock during the year ended December 31, 2014 and have $40.8 million remaining available for repurchase under the existing repurchase authorization limit. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program.

	Total Number of Shares Purchased	Average Repurchase Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program
				(In thousands)
Period:
October 1, 2014 - October 31, 2014	—	$—	—	$—
November 1, 2014 - November 30, 2014	140,000	$32.80	140,000	$45,408
December 1, 2014 - December 31, 2014	140,000	$32.79	140,000	$40,818

Total	280,000	$32.79	280,000

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands, except per share data)
Statements of Income Data:
Revenue:
Professional management	$79,137	$108,215	$150,872	$202,811	$245,812
Platform	29,717	32,891	32,373	33,475	33,071
Other	2,918	2,979	2,577	2,672	3,037

Total revenue	111,772	144,085	185,822	238,958	281,920

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	37,599	49,717	70,025	91,990	112,817
Research and development	19,343	21,182	25,483	30,917	29,830
Sales and marketing	26,403	30,710	39,206	43,400	50,091
General and administrative	11,644	13,518	15,537	21,353	22,453
Amortization of internal use software	3,912	5,923	6,125	6,402	5,974

Total costs and expenses	98,901	121,050	156,376	194,062	221,165

Income from operations	12,871	23,035	29,446	44,896	60,755
Interest income (expense)	(25)	10	3	58	169
Other income (expense)	—	—	100	(13)	3

Income before income taxes	12,846	23,045	29,549	44,941	60,927
Income tax expense (benefit)	(50,729)	7,900	10,975	14,986	23,975

Net income	63,575	15,145	18,574	29,955	36,952
Less: Stock dividend	5,480	—	—	—	—

Net income attributable to holders of common stock	$58,095	$15,145	$18,574	$29,955	$36,952

Net income per share attributable to holders of common stock
Basic	$1.66	$0.34	$0.40	$0.61	$0.72
Diluted	$1.30	$0.31	$0.37	$0.57	$0.69
Shares used to compute net income per share attributable to holders of common stock
Basic	35,096	44,783	46,741	49,512	51,601
Diluted	44,826	49,407	50,211	52,335	53,309

Cash dividends per share declared to common stockholders	$—	$—	$—	$0.20	$0.24

Non-GAAP Financial Data:
Adjusted EBITDA (1)	$28,389	$40,783	$55,809	$79,295	$98,602
Adjusted Net Income (2)	$18,066	$18,583	$24,984	$39,037	$48,923
Adjusted Earnings per Share (2)	$0.39	$0.38	$0.50	$0.75	$0.92

(1)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted EBITDA	2010	2011	2012	2013	2014
	(In thousands, unaudited)
Net income	$63,575	$15,145	$18,574	$29,955	$36,952
Interest expense (income)	25	(10)	(3)	(58)	(169)
Income tax expense (benefit)	(50,729)	7,900	10,975	14,986	23,975
Depreciation	1,816	2,191	3,084	4,024	4,930
Amortization of internal use software	3,703	5,577	5,726	6,007	5,613
Amortization and impairment of direct response advertising	1,185	2,734	5,149	5,994	6,010
Amortization of deferred sales commissions	1,155	1,423	1,932	1,869	1,526
Stock-based compensation expense	7,659	5,823	10,372	16,518	19,765

Non-GAAP Adjusted EBITDA	$28,389	$40,783	$55,809	$79,295	$98,602

(2)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted Net Income and Adjusted EPS	2010	2011	2012	2013	2014
	(In thousands, except per share data, unaudited)
Net income	$63,575	$15,145	$18,574	$29,955	$36,952
Stock-based compensation expense, net of tax (1)	4,733	3,598	6,410	10,207	12,214
Income tax benefit from release of valuation allowance	(50,242)	(160)	—	(1,125)	(243)

Non-GAAP Adjusted Net Income	$18,066	$18,583	$24,984	$39,037	$48,923

Non-GAAP Adjusted Earnings Per Share	$0.39	$0.38	$0.50	$0.75	$0.92

Shares of common stock outstanding	41,601	44,820	46,741	49,512	51,601
Dilutive stock options, RSUs and PSUs	4,831	4,587	3,470	2,823	1,708

Non-GAAP adjusted common shares outstanding	46,432	49,407	50,211	52,335	53,309

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation expense for all periods presented.

	As of December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$114,937	$145,002	$181,231	$126,003	$126,564
Short-term investments	$—	$—	$—	$120,027	$179,885
Working capital	$124,970	$162,341	$212,513	$287,489	$347,695
Total assets	$217,616	$254,443	$306,833	$375,681	$435,045
Total liabilities	$32,396	$34,883	$43,447	$53,795	$54,834
Total stockholders’ equity	$185,220	$219,560	$263,386	$321,886	$380,211

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Professional Management

We derive professional management revenue from member fees paid by or on behalf of plan participants who are enrolled in our Professional Management service for the management of their account assets. Our Professional Management service is a discretionary investment management service that includes retirement income services, a Retirement Plan analyzing investments, contribution rate and projected retirement income, a Retirement Checkup designed to help plan participants develop a strategy for closing the gap, if any, between the participant’s retirement goal and current retirement income forecast and retirement income services. Income+ is a feature of our Professional Management service that provides retirement income for 401(k) participants by providing discretionary portfolio management with an income objective and steady monthly payments from their 401(k) accounts during retirement. For plans where Income+ is available, we also provide Social Security claiming guidance and retirement income planning. The services are generally made available to plan participants in a 401(k) plan by written agreements with the plan provider, plan sponsor and the plan participant.

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

As of December 31, 2014, we had approximately $894.9 billion of AUC and 8.3 million plan participants in plans for which the Professional Management service is available, which includes approximately $227 billion of AUC and 2.3 million plan participants in plans at 102 plan sponsors for which Income+ has been made available to participants.

As of December 31, 2014, we had 203 Income+ plan sponsor contracts, including the aforementioned 102 plan sponsors where Income+ has been made available to participants and 101 plan sponsors for which the service has not yet been made available, representing a total of approximately $369 billion of retirement assets and 3.5 million participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC (1)
All plans as of December 31, 2014
Professional Management available	10.2%	11.7%
Professional Management available 14 months or more	10.6%	12.1%
Professional Management available 26 months or more	11.7%	13.3%

(1)

We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of December 31, 2014, we performed a calculation to estimate the marked-to-market asset enrollment rate as of December 31, 2014, which we believe was approximately 11.6% where Professional Management is available, approximately 12.1% where Professional Management has been available for 14 months or more and approximately 13.3% where Professional Management has been available for 26 months or more.

As of December 31, 2014, the approximate aggregate style exposure of the portfolios we managed was as follows:

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

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q1’14	Q2’14	Q3’14	Q4’14
	(In billions)
AUM, beginning of period	$88.2	$92.0	$98.4	$101.9
New Enrollment (1)	3.9	4.0	6.5	3.9
Voluntary Cancellations (2)	(1.5)	(1.2)	(1.5)	(2.6)
Involuntary Cancellations (3)	(1.2)	(1.4)	(1.2)	(1.9)
Contributions (4)	1.5	1.6	1.6	1.7
Market Movement and Other (5)	1.1	3.4	(1.9)	1.4

AUM, end of period	$92.0	$98.4	$101.9	$104.4

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

(3)

The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. There were no involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between January 1, 2015 and January 31, 2015 that would have caused the AUM that was reported as of December 31, 2014 to be reduced.

(4)

Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 87-90% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM. The data presented in the table above differs from data provided in filings prior to September 30, 2012, as the previously reported contributions data represented only that subset of members for whom we received salary data.

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

The trends associated with our professional management revenue are driven primarily by trends related to our AUM, as well as the trends related to member fees. The factors primarily affecting our AUM include: our ability to retain existing sponsors and providers and to sign new contracts with sponsors and providers, our ability to enroll and retain members in our Professional Management services, the level of employee and employer contributions, and market performance. The factors primarily affecting our member fees include the value of services provided and related industry pricing trends, as well as the contractually negotiated fee rates we receive for our subadvisory services and fee changes as a result of achieving certain sponsor-based enrollment milestones.

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

Other Revenue

Other revenue includes reimbursement for a portion of marketing and member materials from certain subadvisory relationships and reimbursement for providing personal statements to participants from a limited number of plan sponsors. Costs associated with these reimbursed printed fulfillment materials are expensed to cost of revenue as incurred.

Costs and Expenses

Employee compensation and related expenses represent our largest expense and include wages expense, cash incentive compensation expense, benefits expenses, employer payroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including non-cash stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative as well as amortization of internal use software expense categories. We expect our headcount to increase over time, and to be a primary area of growth in our costs and expenses. We anticipate granting equity awards to board members and certain of our employees each year that may result in significant non-cash stock-based compensation expense. The largest grant events typically occur in the first and fourth quarters, although significant awards may also be granted at other times. We anticipate providing annual compensation increases to certain of our employees each year, typically in the second quarter, that may result in an increase primarily to wages and cash incentive compensation expenses.

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

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue.    Cost of revenue includes fees paid to plan providers for connectivity to plan and plan participant data, printed materials fulfillment costs for certain subadvisory relationships for which a portion are reimbursed, printed member materials, and employee-related costs for technical operations, advisor call center and customer support, operations, implementations and portfolio management. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, and purchased materials. Costs for connectivity to plan and plan participant data are expected to increase proportionally with our professional management revenue. The expenses included in cost of revenue are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our Consolidated Statements of Income. Amortization of internal use software, a portion of which relates to our cost of revenue, is not included in cost of revenue but is reflected as a separate line item in our Consolidated Statements of Income.

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

Sales and Marketing.    Sales and marketing expense includes costs associated with customer experience, provider and sponsor relationship management, provider and sponsor marketing, direct sales, product marketing, corporate communications, public relations, analytics, creative services and printing of, and postage for, marketing materials for direct advisory relationships, including amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs.

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

Direct Response Advertising

Effective July 1, 2009, we commenced capitalization of advertising costs associated with direct advisory Active Enrollment campaigns, where marketing materials are sent to solicit enrollment in the Company’s Professional Management service, which caused a significant amount of costs to be capitalized for the years ended December 31, 2012, 2013 and 2014. Our advertising costs consist primarily of printed materials associated with new member solicitations, as well as internal labor costs associated with the production of these printed materials. Advertising costs that do not qualify as direct response advertising are expensed to sales and marketing at the first time the advertisement takes place. Effective July 1, 2009, we commenced capitalization of advertising costs associated with direct advisory Active Enrollment campaigns on a prospective basis as it was then determined that we had sufficient and verifiable historical patterns over a reasonable period to demonstrate probable future benefits of such campaigns.

Direct response advertising costs are capitalized only if the primary purpose of the advertising is to elicit sales to customers who could be shown to have responded specifically to the advertising and the direct response advertising results in probable future benefits. Advertising costs relating to Passive Enrollment campaigns, where the plan sponsor defaults all eligible members into the Professional Management service unless they decline, and other general marketing materials sent to participants do not qualify as direct response advertising and are expensed to sales and marketing in the period the advertising activities first take place. Printed fulfillment costs relating to subadvisory campaigns do not qualify as direct response advertising and are expensed to cost of revenue in the period in which the expenses were incurred. Advertising costs associated with direct advisory Active Enrollment campaigns that result in probable future benefits qualify for capitalization as direct response advertising. The capitalized costs are amortized over the period over which the future benefits are expected to be received. Because of how we earn revenue from our Professional Management service, demonstrating that the direct response advertising related to our direct advisory Active Enrollment campaigns results in probable future benefits requires us to make several assumptions about the average period of probable future benefits, the gross revenue we will earn and costs we will incur as a result of each campaign.

We have developed forecasting methodologies that have a degree of reliability sufficient to reasonably estimate the future gross revenue stream associated with a given campaign. The significant estimates and judgments we use in our forecasting methodologies include average period of probable future benefits, change in AUM due to market performance, AUM cancellation rates, net contribution rates and estimated enrollment results for campaigns that have not yet been completed. We have estimated our period of probable future benefits by considering both the historical retention rate of our members while not exceeding the number of years over which we can accurately forecast future net revenues. The change in AUM due to market performance is an estimate of future stock market performance and its estimated relative effect on our AUM. AUM cancellation rate is defined as the rate at which assets will cancel out of the Professional Management program due to voluntary member terminations. A voluntary member termination is when a member contacts Financial Engines and terminates his or her membership in the Professional Management service. Involuntary cancellations (such as sponsor and employee terminations or rollovers) are captured in the net contribution rate. Net contribution rate is defined as the net amount assets will increase as a result of new contributions into the 401(k) plan less the amount assets will decrease as a result of disbursements from the 401(k) plan, as a result of involuntary cancellations. We have estimated AUM cancellation and net contribution rates by analyzing their respective historical rates. We currently have assumed a probable period of future benefits of three years, no change in AUM due to market performance and a zero net contribution rate for the purpose of calculating estimated gross revenue. The realizability of the amounts of direct response advertising reported as assets are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising.

As of December 31, 2014, $8.2 million of advertising costs associated with direct advisory Active Choice enrollment campaigns were reported as assets. During the years ended December 31, 2012, 2013 and 2014, we capitalized $6.6 million, $5.5 million and $4.6 million, respectively, of direct response advertising costs. Advertising expense was $5.9 million, $6.4 million and $6.9 million for the years ended December 31, 2012, 2013 and 2014, respectively, of which direct response advertising amortization was $5.2 million, $6.0 million and $6.1 million, respectively. During the years ended December 31, 2012, 2013 and 2014, impairments to direct response advertising were immaterial.

The table below evaluates the sensitivity of two of our most significant estimates, namely average period of probable future benefits and assumed change in our AUM due to market performance, on the realizability of net capitalized direct response advertising costs as of December 31, 2014. This sensitivity analysis considered all historic and current year campaigns with a net capitalized balance as of December 31, 2014 under our current assumptions of a three-year average period of probable future benefits and 0% change in AUM due to market performance per year. The sensitivity table indicates the additional expense charges that would have been recorded as of December 31, 2014 if, effective January 1, 2014, we had assumed different levels of change in AUM due to market performance and assumed an estimated period of probable benefits other than 3 years.

Direct Response Advertising Sensitivity Analysis

Additional Expense (Impairments) to be Recognized

	Assumed Change in AUM due to Market Performance (1)
	-20%	-10%	0%	8%
	(In thousands)
Average Period of Probable Future Benefits:
1 year	$8,642	$8,515	$8,378	$8,268
2 years	3,583	3,228	2,976	2,882
3 years	381	127	—	—
4 years	142	20	—	—
5 years	135	19	—	—

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

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law resulted in a tax benefit which was recognized in the first quarter of 2013, which is the quarter in which the law was enacted. The federal research and development credit was then suspended until December 2014 when it was retroactively reinstated for amounts paid or incurred for the year ended December 31, 2014, which resulted in a tax benefit recognized in the fourth quarter of 2014.

We continue to apply a valuation allowance on certain deferred tax assets as of December 31, 2014 relating to the state of California as it is not more likely than not that we will be able to realize these assets prior to their expiration. During the year ended December 31, 2014, we released $0.2 million of valuation allowance related to deferred tax assets for California net operating losses. Upon evaluating the positive and negative evidence present at December 31, 2014, management concluded it was more likely than not that this portion of the deferred tax assets would be fully realizable.

As of December 31, 2014, the amount of pre-tax income we need to generate in future years in order to realize our deferred tax assets is approximately $21.8 million and $111.5 million with respect to approximately $7.6 million of federal related deferred tax assets and $7.1 million of state related deferred tax assets, respectively.

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

	Year Ended December 31,
	2012	2013	2014
Expected life in years	6	6	6
Risk-free interest rate	0.98%	1.41%	1.85%
Volatility	42%	36%	36%
Dividend yield	—	0.4%	0.6%

We use the “simplified” method in developing an estimate of expected term of stock options. We base the risk-free interest rate on risk-free U.S. Treasury issues with remaining terms similar to the expected term on the options. We estimate expected volatility based on a combination of the historical and implied volatility of the Company and comparable companies from a representative peer group based on industry and market capitalization data. In February 2013, the Board of Directors declared our first quarterly cash dividend and effective the first quarter of 2013, the dividend yield includes the anticipated dividends to be paid in future periods. We anticipate paying quarterly cash dividends in the future. For periods through December 31, 2012, we did not declare or issue dividends and therefore the expected dividend yield was zero.

Stock-based compensation expense for the year ended December 31, 2014 includes modification expense of $0.7 million resulting from the November 2014 consulting agreement entered into between the Company and its now former Chief Executive Officer. The agreement allowed the continuation of vesting after his termination date of December 31, 2014 during a six month consulting period of January 1, 2015 to June 30, 2015, as well as extended the post-employment exercise period of vested stock options. Stock-based compensation expense due to this modification was calculated as of the date of the agreement based upon the difference in fair value of the underlying awards immediately before and immediately after the modification. As of December 31, 2014, we reversed $1.2 million of expense previously recognized on unvested shares under the graded-vesting attribution method related to the awards that were subject to the modifications.

Stock-based compensation expense for performance stock units (PSUs) is based on the award’s fair value as of the grant date, as well as the estimated probability of achieving the objective performance criteria pre-established by the Compensation Committee of the Board of Directors. The stock-based compensation expense for PSUs is recognized as expense over the requisite service period under the graded-vesting attribution method, net of estimated forfeitures. Each PSU consists of two vesting cliffs, with sixty percent eligible to vest on December 31, 2015 and forty percent eligible to vest on December 31, 2017. Depending on performance against the target metrics, vesting will be between 0% and 140% of target value for each of the vesting cliffs. On a quarterly basis, the estimated probability of achieving the objective performance criteria is re-evaluated by management and the expense is adjusted accordingly at the end of each balance sheet period. The number of shares of our common stock issued to the award recipients at the end of each of the PSU vesting periods will be based on actual achievement results. Further details on the LTIP are presented in the Proxy Statement filed on April 1, 2013.

As of December 31, 2014, we determined that certain performance criteria for PSUs was improbable of achievement and accordingly reversed plan-to-date stock-based compensation expense of $1.2 million previously recognized related to these certain criteria. As the criteria for these certain PSUs was improbable of achievement, the related unrecognized compensation costs is excluded from the total unrecognized compensation costs related to PSUs as of December 31, 2014.

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

Comparison of the Years Ended December 31, 2013 and 2014

	Year Ended December 31,		Year Ended December 31,		Increase (Decrease)
	2013	2014	2013	2014	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	85%	87%	$202,811	$245,812	$43,001	21%
Platform	14	12	33,475	33,071	(404)	(1)
Other	1	1	2,672	3,037	365	14

Total revenue	100	100	238,958	281,920	42,962	18
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	38	40	91,990	112,817	20,827	23
Research and development	13	10	30,917	29,830	(1,087)	(4)
Sales and marketing	18	18	43,400	50,091	6,691	15
General and administrative	9	8	21,353	22,453	1,100	5
Amortization of internal use software	3	2	6,402	5,974	(428)	(7)

Total costs and expenses	81	78	194,062	221,165	27,103	14

Income from operations	19	22	44,896	60,755	15,859	35
Interest income, net	—	—	58	169	111	191
Other income (expense)	—	—	(13)	3	16	n/a

Income before income tax expense	19	22	44,941	60,927	15,986	36
Income tax expense	6	9	14,986	23,975	8,989	60

Net income	13%	13%	$29,955	$36,952	$6,997	23%

Revenue

Total revenue increased $43.0 million, or 18%, from $239.0 million for the year ended December 31, 2013 to $281.9 million for the year ended December 31, 2014. The increase was due primarily to growth in professional management revenue of $43.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Professional management revenue and platform revenue comprised 87% and 12%, respectively, of total revenue for the year ended December 31, 2014.

Professional Management Revenue

Professional management revenue increased $43.0 million, or 21%, from $202.8 million for the year ended December 31, 2013 to $245.8 million for the year ended December 31, 2014. The increase in professional management revenue for the year ended December 31, 2014 was due primarily to an increase in the average monthly total AUM used to calculate fees from approximately $77.3 billion for the year ended December 31, 2013 to approximately $97.5 billion for the year ended December 31, 2014. This increase in average monthly total AUM was driven primarily by contributions, increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, and market appreciation.

Platform Revenue

Platform revenue decreased $0.4 million, or 1%, from $33.5 million for the year ended December 31, 2013 to $33.1 million for the year ended December 31, 2014. This decrease in platform revenue for the year ended December 31, 2014 was due primarily to a result of a small number of sponsors converting to a subadvisory plan provider, as well as platform fee reductions as a result of sponsors adding new asset-based professional management services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors. We expect platform revenue will decrease by approximately $2.0 million for the year ended December 31, 2015, due primarily to provider conversions and platform fee reductions as a result of sponsors adding new asset-based professional management services.

Other Revenue

Other revenue increased $0.4 million, or 14%, from $2.7 million for the year ended December 31, 2013 to $3.0 million for the year ended December 31, 2014. The increase in other revenue for the year ended December 31, 2014 was due primarily to an increase in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $27.1 million, or 14%, from $194.1 million for the year ended December 31, 2013 to $221.2 million for the year ended December 31, 2014. This increase was due to a $20.8 million increase in cost of revenue, exclusive of amortization of internal use software, a $1.1 million decrease in research and development expense, a $6.7 million increase in sales and marketing expense, a $1.1 million increase in general and administrative expense and a $0.4 million decrease in amortization of internal use software for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Across functional areas, wages, benefits and employer payroll tax expenses increased for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to headcount growth and annual compensation increases effective April 1, 2014. We expect wages, benefits and employer payroll tax expense to continue to increase for the year ended December 31, 2015 due to planned headcount growth and annual compensation increases. Across all functional areas, cash incentive compensation expense decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to lower cash incentive plan percentage achievement for the year ended December 31, 2014 compared to the year ended December 31, 2013. This resulted in approximately $6.6 million less expense for the year ended December 31, 2014 than if we had accrued cash incentive compensation expense at 100% of target.

Across all functional areas non-cash stock-based compensation expense increased due primarily to equity awards granted during the year ended December 31, 2014. Our equity awards generally vest over four years and we utilize the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods. In February 2014, we granted equity awards with an estimated expense value of $5.4 million, net of estimated forfeitures, to certain of our executive employees. In November 2014, we granted equity awards with an estimated expense value of $17.8 million, net of estimated forfeitures, to certain of our executive and non-executive employees. These estimated expense values have been updated to reflect current forfeiture estimates. We account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method. A portion of the total expense values for the 2014 awards will be recognized as stock-based compensation expense for the year ended December 31, 2015, and will be in addition to the amortization of both previously and subsequently granted stock awards, including other awards granted in 2014 and expected to be granted in 2015, all of which will utilize the graded-vesting attribution method. We plan to continue to grant equity awards during fiscal year 2015 to certain of our existing employees, new employees and board members. As of December 31, 2014, we determined that certain performance criteria for PSUs was improbable of achievement and accordingly reversed plan-to-date stock-based compensation expense of $1.2 million previously recognized related to these certain criteria. As the criteria for these certain PSUs was improbable of achievement, the related unrecognized compensation costs is excluded from the total unrecognized compensation costs related to PSUs as of December 31, 2014.

In March 2014, we entered into a non-cancelable operating lease for a new Boston, Massachusetts facility totaling $16.6 million in future minimum payments through the lease term of July 2025. The rent expense on this lease commenced in July 2014 when we took possession of the facility for construction purposes. We estimate that the new facility will increase our rent expense by approximately $0.4 million per year on an ongoing basis. During the period of July 2014 through January 2015, we incurred rent expense for both the previous and new facilities. The lease for the previously occupied Boston, Massachusetts facility terminated in January 2015. We also expect depreciation expense to increase by approximately $0.7 million per year over the next five years commencing with the completion of the facility in October 2014.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $20.8 million, or 23%, from $92.0 million for the year ended December 31, 2013 to $112.8 million for the year ended December 31, 2014. There was an increase of $13.6 million in fees paid to plan providers for connectivity to plan and plan participant data for the year ended December 31, 2014 compared to the year ended December 31, 2013 due primarily to an increase in professional management revenue and, to a lesser extent, due to modifications to a provider relationship, which extended the initial term and made other changes intended to better align the respective interests of the parties. In addition, there was an increase of $2.9 million in wages, benefits, employer payroll taxes and allocated human resources expenses as well as an increase in non-cash stock-based compensation expense of $1.3 million. There was also an increase in subadvisory participant marketing materials and printed member materials of $2.0 million, as subadvisory participant campaign volume was higher for the year ended December 31, 2014 compared to the year ended December 31, 2013. Facilities–related overhead expenses, included rent and depreciation, increased $1.4 million due primarily to new facilities and related capital expenditures, and equipment and production expenses also increased $0.8 million. Other expenses, including travel, increased by $0.1 million. These increases were partially offset by a $0.7 million decrease in cash incentive compensation and a $0.6 million decrease in consulting and professional services expenses. As a percentage of revenue, cost of revenue increased from 38% for the year ended December 31, 2013 to 40% for the year ended December 31, 2014 due primarily to data connectivity fees expense increasing at a faster rate than revenue due to the aforementioned modifications to a provider relationship. We expect our cost of revenue as a percent of revenue, exclusive of amortization of internal use software, to remain in the range of 40% to 42% throughout the year ended December 31, 2015, due primarily to the anticipated data connectivity rates and to a lesser extent, due to adding additional advisor resources.

Research and Development

Research and development expense decreased $1.1 million, or 4%, from $30.9 million for the year ended December 31, 2013 to $29.8 million for the year ended December 31, 2014. There was a $0.5 million increase in wages, benefits, employer payroll taxes and allocated human resources expenses for the year ended December 31, 2014, as well as an increase in non-cash stock-based compensation expense of $0.4 million. There was a $0.8 million decrease in the amount of internal use software capitalized as more developer hours were dedicated to updating and maintaining existing core services resulting in an increase to expenses for the year ended December 31, 2014. These increases were offset by a $2.4 million decrease in cash incentive compensation, a $0.2 million decrease in allocated facilities and corporate equipment expenses and a $0.2 million decrease in other expenses. As a percentage of revenue, research and development expense decreased from 13% for the year ended December 31, 2013 to 10% for the year ended December 31, 2014. The decrease as a percentage of revenue was due primarily to a decrease in cash incentive compensation, as well as a slower increase in wages, benefits, employer payroll tax and allocated human resources expenses, relative to the increase in revenue during the same period. We anticipate adding additional resources to support research and development during the year ended December 31, 2015.

Sales and Marketing

Sales and marketing expense increased $6.7 million, or 15%, from $43.4 million for the year ended December 31, 2013 to $50.1 million for the year ended December 31, 2014. There was a $3.3 million increase in wages, benefits, employer payroll taxes and allocated human resources expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013, as well as a $1.7 million increase in non-cash stock-based compensation expense. In addition, there was an increase in allocated facilities and corporate equipment expenses, including rent expense, of $1.5 million due to new facilities and related capital expenditures as well as a non-recurring, one-time charge for common area maintenance associated with our previously occupied Boston, Massachusetts lease and incurring rent expense for both the previous and new facilities for six months. There was a $0.4 million increase in advisory printed enrollment materials expense for the year ended December 31, 2014, due primarily to a decrease in amount of costs capitalized for direct response advertising, as well as an increase in general marketing programs of $0.2 million. There was also an increase in recruiting expense of $0.2 million, an increase in consulting expense of $0.2 million, and an increase in other expenses of $0.1 million. These increases were partially offset by a $0.9 million decrease in cash incentive compensation. As a percentage of revenue, sales and marketing expense remained constant at 18% for the years ended December 31, 2013 and 2014.

Starting in early 2015, we expect to modify our existing campaign printed marketing materials for a subset of our campaigns. Due to the nature of these modifications, we expect these new marketing campaigns will no longer qualify for capitalization per the accounting definition of direct-response advertising and therefore will be expensed as incurred, resulting in increased advertising expense for the year ended December 31, 2015.

General and Administrative

General and administrative expense increased $1.1 million, or 5%, from $21.4 million for the year ended December 31, 2013 to $22.5 million for the year ended December 31, 2014. There was a $1.0 million increase in wages, benefits, employer payroll tax and allocated human resource expense for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. There was a $0.8 million increase in professional services and consulting expenses, due primarily to an increase in fees and expenses related to a variety of legal matters. There was also an increase in facilities-related allocated overhead expenses, including rent and depreciation, of $0.3 million and an increase in other expenses, including recruiting expenses, of $0.3 million. These increases were partially offset by a decrease in cash incentive compensation of $0.9 million. In addition, there was a $0.2 million decrease in non-cash stock-based compensation expense, driven by a $0.6 million net reversal of previously-recognized expense for certain PSUs deemed improbable of achievement, as well as the net reversal of $0.5 million of expense due to the net effect of a stock modification. There was also a decrease in other expenses, including equipment-related expense, of $0.2 million. As a percentage of revenue, general and administrative expense decreased from 9% for the year ended December 31, 2013 to 8% for the year ended December 31, 2014. The decrease as a percentage of revenue was due primarily to a decrease in non-cash stock-based compensation expense and cash incentive compensation expense relative to the increase in revenue during the same period.

Amortization of Internal Use Software

Amortization of internal use software decreased $0.4 million, or 7%, from $6.4 million for the year ended December 31, 2013 to $6.0 million for the year ended December 31, 2014, as there were more developer hours dedicated to updating and maintaining existing core services, which are not capitalized as internal use software, in recent periods.

Interest Income, Net

Interest income, net of interest expense, increased $0.1 million, or 191%, from $0.1 million for the year ended December 31, 2013 to $0.2 million for the year ended December 31, 2014, as interest earned on short-term investment increased.

Income Taxes

Income tax expense increased from $15.0 million for the year ended December 31, 2013 to $24.0 million for the year ended December 31, 2014. Our effective tax rates were 33% and 39% for the year ended December 31, 2013 and 2014, respectively. The increase in our effective tax rate was due primarily to a decrease in excess tax benefits associated with disqualifying stock dispositions and a decrease in the amount of research and development credits in the year ended December 31, 2014. We expect to see an effective tax rate of approximately 40%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of December 31, 2014, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and our State of California deferred tax assets in future periods. During the year ended December 31, 2014, we released $0.2 million of valuation allowance related to deferred tax assets for California net operating losses. Upon evaluating the positive and negative evidence present at December 31, 2014, management concluded it was more likely than not that this portion of the deferred tax assets would be fully realizable. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. We continue to apply a valuation allowance on certain deferred tax assets as of December 31, 2014 relating to net operating losses for the State of California as it is not more likely than not that we will be able to realize these assets prior to their expiration.

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

Effective January 1, 2013, employee-related expenses for a senior executive were included in general and administrative instead of in sales and marketing due to changes both in his responsibilities and compensation structure. This represented a significant portion of the increase in employee-related expenses for the year ended December 31, 2013 within general and administrative, and a corresponding offset to the increase in employee-related expense within sales and marketing.

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

Quarterly Results of Operations

The following table sets forth our unaudited quarterly condensed consolidated statements of income data for the eight quarters ended December 31, 2014. The data have been prepared on the same basis as the audited consolidated financial statements and related notes, and you should read the following tables together with such financial statements. The quarterly results of operations include all necessary adjustments, consisting of only normal recurring adjustments that we consider necessary for a fair presentation of this data. Results of interim periods are not necessarily indicative of results for the entire year and are not necessarily indicative of future results.

Our professional management revenue generally increased sequentially in each of the quarters presented as a result of AUM growth driven primarily by a combination of contributions, net new enrollment resulting from marketing campaigns and other ongoing member acquisitions and market appreciation. Platform revenue has generally been flat in recent quarters.

Total costs and expenses have fluctuated both in absolute dollars and percentage of revenue from quarter to quarter due primarily to increases in fees paid to plan providers for connectivity to plan and plan participant data, employee-related expenses related to headcount growth and compensation increases, non-cash stock-based compensation expenses, printed marketing and member materials expenses and facilities expenses. Cost of revenue generally increased in absolute dollars for each quarter presented as a result of increased data connectivity fees.

	For the Three Months Ended
Condensed Consolidated Statements of Income Data:	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(In thousands, except per share data, unaudited)
Revenue:
Professional management	$45,454	$48,501	$52,498	$56,358	$57,069	$60,735	$63,226	$64,782
Platform	8,049	8,454	8,484	8,488	8,290	8,222	8,316	8,243
Other	362	825	1,103	382	518	832	1,209	478

Total revenue	53,865	57,780	62,085	65,228	65,877	69,789	72,751	73,503

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	19,928	22,546	24,643	24,873	25,978	27,178	30,280	29,381
Research and development	7,624	7,643	7,260	8,390	7,921	7,011	7,460	7,438
Sales and marketing	10,353	10,910	10,429	11,708	11,877	11,823	12,907	13,484
General and administrative	4,818	5,147	5,402	5,986	5,870	5,576	5,549	5,458
Amortization of internal use software	1,637	1,723	1,633	1,409	1,512	1,623	1,574	1,265

Total costs and expenses	44,360	47,969	49,367	52,366	53,158	53,211	57,770	57,026

Income from operations	9,505	9,811	12,718	12,862	12,719	16,578	14,981	16,477
Interest income, net	3	7	19	29	36	41	44	48
Other income (expense)	—	—	(10)	(3)	3	—	(4)	4

Income before income taxes	9,508	9,818	12,727	12,888	12,758	16,619	15,021	16,529
Income tax expense	3,316	3,475	4,581	3,614	4,941	6,565	6,014	6,455

Net income	$6,192	$6,343	$8,146	$9,274	$7,817	$10,054	$9,007	$10,074

Net income per share :
Basic	$0.13	$0.13	$0.16	$0.18	$0.15	$0.20	$0.17	$0.19
Diluted	$0.12	$0.12	$0.15	$0.17	$0.15	$0.19	$0.17	$0.19
Non-GAAP Financial Data:
Adjusted EBITDA (1)	$16,730	$17,799	$21,427	$23,339	$22,008	$26,228	$24,515	$25,851
Adjusted Net Income (2)	$7,917	$8,456	$10,761	$11,903	$10,771	$13,187	$12,032	$12,933
Adjusted Earnings Per Share (2)	$0.15	$0.16	$0.20	$0.22	$0.20	$0.25	$0.23	$0.24

(1)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	For the Three Months Ended
Non-GAAP Adjusted EBITDA	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(In thousands, unaudited)
Net income	$6,192	$6,343	$8,146	$9,274	$7,817	$10,054	$9,007	$10,074
Interest income, net	(3)	(7)	(19)	(29)	(36)	(41)	(44)	(48)
Income tax expense	3,316	3,475	4,581	3,614	4,941	6,565	6,014	6,455
Depreciation	949	972	967	1,136	1,116	1,116	1,261	1,437
Amortization of internal use software	1,533	1,612	1,534	1,328	1,425	1,528	1,479	1,181
Amortization and impairment of direct response advertising	1,479	1,491	1,521	1,503	1,542	1,555	1,534	1,379
Amortization of deferred sales commissions	472	495	465	437	423	381	369	353
Stock-based compensation expense	2,792	3,418	4,232	6,076	4,780	5,070	4,895	5,020

Adjusted EBITDA	$16,730	$17,799	$21,427	$23,339	$22,008	$26,228	$24,515	$25,851

(2)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	For the Three Months Ended
Non-GAAP Adjusted Net Income and Adjusted EPS	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(In thousands, except per share data, unaudited)
Net income	$6,192	$6,343	$8,146	$9,274	$7,817	$10,054	$9,007	$10,074
Stock-based compensation expense, net of tax (1)	1,725	2,113	2,615	3,754	2,954	3,133	3,025	3,102
Release of valuation allowance	—	—	—	(1,125)	—	—	—	(243)

Non-GAAP Adjusted Net Income	$7,917	$8,456	$10,761	$11,903	$10,771	$13,187	$12,032	$12,933

Non-GAAP Adjusted Earnings Per Share	$0.15	$0.16	$0.20	$0.22	$0.20	$0.25	$0.23	$0.24

Shares of common stock outstanding	48,282	49,201	49,934	50,599	51,100	51,523	51,811	51,958
Dilutive stock options, RSUs and PSUs	3,158	2,885	2,748	2,499	2,162	1,752	1,501	1,417

Non-GAAP adjusted common shares outstanding	51,440	52,086	52,682	53,098	53,262	53,275	53,312	53,375

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation expense for all periods presented.

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

Our management uses Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as measures of operating performance, for planning purposes (including the preparation of annual budgets), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our Board of Directors concerning our financial performance. Adjusted EBITDA, among other factors, was used for the year ended December 31, 2014 and will be used for the year ended December 31, 2015 when determining cash incentive compensation for employees, including management.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted EBITDA	2012	2013	2014
	(In thousands, unaudited)
Net income	$18,574	$29,955	$36,952
Interest income, net	(3)	(58)	(169)
Income tax expense	10,975	14,986	23,975
Depreciation	3,084	4,024	4,930
Amortization of internal use software	5,726	6,007	5,613
Amortization and impairment of direct response advertising	5,149	5,994	6,010
Amortization of deferred sales commissions	1,932	1,869	1,526
Stock-based compensation	10,372	16,518	19,765

Non-GAAP Adjusted EBITDA	$55,809	$79,295	$98,602

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted Net Income and Adjusted EPS	2012	2013	2014
	(In thousands, except per share data, unaudited)
Net income	$18,574	$29,955	$36,952
Stock-based compensation, net of tax (1)	6,410	10,207	12,214
Income tax benefit from release of valuation allowance	—	(1,125)	(243)

Non-GAAP Adjusted Net Income	$24,984	$39,037	$48,923

Non-GAAP Adjusted Earnings Per Share	$0.50	$0.75	$0.92

Shares of common stock outstanding	46,741	49,512	51,601
Dilutive stock options, RSUs and PSUs	3,470	2,823	1,708

Non-GAAP adjusted common shares outstanding	50,211	52,335	53,309

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation expense for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparison of the years ended December 31, 2012, 2013 and 2014 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash, cash equivalents and short-term investments and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of December 31, 2014, we had total cash, cash equivalents and short-term investments of $306.4 million, compared to $246.0 million as of December 31, 2013.

Consolidated Cash Flow Data

The following table presents information regarding our cash flows, cash and cash equivalents for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Net cash provided by operating activities	$38,086	$59,258	$71,755
Net cash used in investing activities	(16,742)	(129,090)	(73,500)
Net cash provided by financing activities	14,885	14,604	2,306

Net increase in cash and cash equivalents	$36,229	$(55,228)	$561
Cash and cash equivalents, end of year	$181,231	$126,003	$126,564

Comparison of the Years Ended December 31, 2013 and 2014

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2014 was $71.8 million compared to net cash provided by operating activities of $59.3 million for the year ended December 31, 2013. Net cash provided by operating activities was the result of net income of $37.0 million for the year ended December 31, 2014, compared to net income of $30.0 million for the year ended December 31, 2013, plus adjustments for non-cash expenses. These non-cash adjustments include $19.8 million in amortization of non-cash stock-based compensation expense, the utilization of $10.9 million of net operating loss carryforwards, $6.0 million in amortization of direct response advertising expense, $5.6 million in amortization of internal use software, $4.9 million of depreciation expense, $1.5 million in amortization of deferred commissions, $0.6 million for the provision for doubtful accounts and $(12.7) million effect for excess tax benefits associated with non-cash stock-based compensation. In addition, net cash provided by operating activities decreased due to $4.5 of capitalized direct-response advertising for the year ended December 31, 2014, a $4.0 decrease in accrued cash incentive compensation as a result of lower cash incentive plan percentage achievement for the year ended December 31, 2014 compared to the year ended December 31, 2013, a $3.5 million increase in other assets due primarily to a receivable for the tenant improvement allowance associated with our new Boston, MA facility, as well as a $2.8 million increase in accounts receivable due to an increase in professional management revenue, a $$2.3 million decrease in deferred revenue and a $0.5 million increase in prepaid expenses. These decreases were offset by a $13.7 million increase in accounts payable due primarily to an increase in excess tax benefits associated with stock-based compensation and a $2.2 million increase in deferred rent due to utilization of the tenant improvement allowance for the new Boston, MA facility.

We anticipate paying an estimated $5.6 million in annual cash incentive compensation in this first quarter of 2015.

In March 2014, we entered into an operating lease for a new Boston, Massachusetts facility. We expect to incur reduced facilities cash outflows during the period of February 2015 through March 2017, as this new facility lease provides for a free-rent period.

Investing Activities

Net cash used in investing activities was $73.5 million for the year ended December 31, 2014 compared to $129.1 million for the year ended December 31, 2013. For the year ended December 31, 2014, we used $179.8 million for the purchase of short-term investments, offset by maturities of $120.0 million. For the year ended December 31, 2014, we used $10.2 million for the purchase of property and equipment, which included capital expenditure associated with our new Boston, MA facility, compared to $5.5 million for the year ended December 31, 2013. For the year ended December 31, 2014, we capitalized $3.6 million of internal use software costs compared to $4.3 million for the year ended December 31, 2013, as more developer hours were dedicated to updating and maintaining existing core services for the year ended December 31, 2014. We expect to have ongoing capital expenditure requirements to support technical operations and other infrastructure needs, and expect to fund this investment with our existing cash and cash equivalents. For the year ended December 31, 2013, there was $0.8 million of cash that became unrestricted as our bank removed the collateral requirements associated with the letters of credit related to our operating facilities.

Financing Activities

Net cash provided by financing activities was $2.3 million for the year ended December 31, 2014 compared to $14.6 million for the year ended December 31, 2013. For the year ended December 31, 2014, we received $12.8 million of net proceeds from the issuance of common stock upon the exercise of stock options compared to $24.4 million for the year ended December 31, 2013. For the year ended December 31, 2014, we used $9.2 million for the repurchase of our common stock. We also incurred cash payments of $2.0 million associated with net share settlements for non-cash stock-based awards minimum tax withholdings for the year ended December 31, 2014 compared to $3.5 million for the year ended December 31, 2013 related to annual vesting of restricted stock units.

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50.0 million of our common stock over the subsequent twelve months. We used $9.2 million of cash to repurchase our common stock during the year ended December 31, 2014 and have $40.8 million remaining available for repurchase under the existing repurchase authorization limit. The stock repurchase program may be modified, extended or terminated by our Board of Directors at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected be funded by available working capital.

Prior to fiscal year 2013, we did not pay any cash dividends on our common stock. For the year ended December 31, 2014, we incurred $11.8 million of cash dividend payments compared to $7.4 for the year ended December 31, 2013. Based on the shares outstanding as of December 31, 2014 of 51,943,545 and assuming a $0.07 per share quarterly dividend for 2015, we would estimate dividend payments to total approximately $14.0 million for the year ended December 31, 2015. We currently expect to pay comparable cash dividends on a quarterly basis in the future, however, any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

For the year ended December 31, 2015, we expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees that vest in the year ended December 31, 2015, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting dates. Based on the fair value of our common stock on December 31, 2014 of $36.55 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $4.4 million, net of estimated forfeitures, during the year ended December 31, 2015. We anticipate this type of cash payment to occur throughout each year with the largest portion typically occurring in November and with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

Comparison of the Years Ended December 31, 2012 and 2013

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2013 was $59.3 million compared to net cash provided by operating activities of $38.1 million for the year ended December 31, 2012. Net cash provided by operating activities was the result of net income of $30.0 million for the year ended December 31, 2013, compared to net income of $18.6 million for the year ended December 31, 2012, plus adjustments for non-cash expenses. These non-cash adjustments include $16.5 million in amortization of non-cash stock-based compensation expense, a $13.5 million decrease in deferred tax assets due to utilization of net operating loss carryforwards, $6.0 million in amortization of internal use software, $6.0 million in amortization of direct response advertising expense, $4.0 million of depreciation expense, $1.9 million in amortization of deferred commissions, $0.4 million for the provision for doubtful accounts and $(1.1) million in excess tax benefits associated with non-cash stock-based compensation. In addition, net cash provided by operating activities increased due to a $6.5 million increase in accounts payable as expenses increased, a $1.9 increase in accrued cash incentive compensation due primarily to headcount growth, and a $0.7 million increase in deferred rent due to the commencement of our new Sunnyvale, California headquarters’ lease. These increases were offset by a $19.6 million increase in accounts receivable due primarily to growth in member fees, $5.5 million capitalized for qualified direct response advertising costs, a $1.3 million increase in other assets primarily related to deferred commission capitalization, a $0.4 million decrease in deferred revenue and a $0.2 million increase in other expenses.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	Years 1-3	Years 3-5	More than 5 Years
	(In thousands)
Operating leases (including capital tenant improvements) and capital leases (1)	$36,911	$3,655	$8,669	$11,340	$13,247
Purchase obligations	$1,288	$878	$380	$30	$—

(1)	As of December 31, 2014, we lease facilities under non-cancelable operating leases expiring at various dates through 2025.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new standard may also impact how we account for certain direct costs associated with our revenues. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk. Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the year ended December 31, 2014, 87% of our revenue was derived from fees based on the market value of AUM compared to 85% for the year ended December 31, 2013. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

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

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors — Directors and Nominees” and “Election of Directors — Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be held on May 19, 2015 (or the Proxy Statement), which will be filed with the SEC no later than 120 days after December 31, 2014.

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

The following chart sets forth certain information as of December 31, 2014, with respect to our equity compensation plans, specifically our 1998 Stock Plan and our 2009 Stock Incentive Plan. Each of the 1998 Stock Plan and the 2009 Stock Incentive Plan has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	5,285,720	(1)	$27.73	(2)	2,676,557	(3)

Equity compensation plans not approved by security holders	—		—		—

Total	5,285,720		$—		2,676,557

(1)	Consists of 4,148,998 options outstanding granted under the 1998 Stock Plan and 2009 Stock Incentive Plan, 844,722 RSUs and 292,000 PSUs granted under the 2009 Stock Incentive Plan.

(2)	Weighted average exercise price for outstanding options only.

(3)

The 2,676,557 shares reserved for issuance under the 2009 Stock Incentive Plan represents shares available for grant as of December 31, 2014. The 2009 Stock Incentive Plan provides for the grant of options to purchase shares of common stock as well as the grant of restricted stock, stock appreciation rights and stock units. The number of shares reserved for issuance under the 2009 Stock Incentive Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1998 Stock Plan that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 1998 Stock Plan.

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

10.2#	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed July 31, 2014 and incorporated herein by reference).

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

10.6#

Financial Engines, Inc. Consulting Agreement between the Registrant and Jeffrey N. Maggioncalda effective as of January 1, 2015 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2014 and incorporated herein by reference).

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

10.27#	Financial Engines, Inc. 2013 Executive Individual Performance Factor Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 14, 2013 and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 73).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.

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

Date: February 20, 2015

FINANCIAL ENGINES, INC.

/s/ Lawrence M. Raffone
Lawrence M. Raffone
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ Raymond J. Sims
Raymond J. Sims
Executive Vice President, Chief Financial Officer & Chief Risk Officer
(Duly authorized officer and principal financial officer)

/s/ Jeffrey C. Grace
Jeffrey C. Grace
Vice President and Controller
(Duly authorized officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence M. Raffone and Raymond J. Sims and each of them, such person’s true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or such person’s substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence M. Raffone Lawrence M. Raffone	President and Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2015

/s/ Raymond J. Sims Raymond J. Sims	Executive Vice President, Chief Financial Officer & Chief Risk Officer (Principal Financial Officer)	February 20, 2015

/s/ Jeffrey C. Grace Jeffrey C. Grace	Vice President and Controller (Principal Accounting Officer)	February 20, 2015

/s/ Paul G. Koontz Paul G. Koontz	Chairman	February 20, 2015

/s/ E. Olena Berg-Lacy E. Olena Berg-Lacy	Director	February 20, 2015

/s/ Heidi K. Fields Heidi K. Fields	Director	February 20, 2015

/s/ Blake R. Grossman Blake R. Grossman	Director	February 20, 2015

/s/ Joseph A. Grundfest Joseph A. Grundfest	Director	February 20, 2015

/s/ Robert A. Huret Robert A. Huret	Director	February 20, 2015

/s/ John B. Shoven John B. Shoven	Director	February 20, 2015

/s/ David B. Yoffie David B. Yoffie	Director	February 20, 2015

Exhibit Index

Exhibit Number	Description

3.(i)

Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

3.(ii)	Bylaws of the Registrant (filed as Exhibit 3(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.1#

Financial Engines, Inc. 1998 Stock Plan (as amended on October 20, 2009) and related form stock option plan agreements (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.2#	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed July 31, 2014 and incorporated herein by reference).

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

10.6#

Financial Engines, Inc. Consulting Agreement between the Registrant and Jeffrey N. Maggioncalda effective as of January 1, 2015 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2014 and incorporated herein by reference).

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

Exhibit Number	Description

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

10.27#	Financial Engines, Inc. 2013 Executive Individual Performance Factor Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 14, 2013 and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 73).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Financial Engines, Inc.:

We have audited the accompanying consolidated balance sheets of Financial Engines, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Financial Engines, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Financial Engines, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Engines, Inc. and subsidiaries as of December 31, 2013 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Financial Engines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31,

2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    KPMG LLP

Santa Clara, California

February 20, 2015

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2014

	December 31,
	2013	2014
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$126,003	$126,564
Short-term investments	120,027	179,885
Accounts receivable, net of allowances of $124 and $172 as of December 31, 2013 and 2014, respectively	63,805	66,001
Prepaid expenses	3,271	3,763
Deferred tax assets	17,363	7,932
Other current assets	3,326	5,445

Total current assets	333,795	389,590
Property and equipment, net	15,273	20,723
Internal use software, net	8,530	6,421
Long-term deferred tax assets	4,989	6,844
Direct response advertising, net	9,717	8,202
Other assets	3,377	3,265

Total assets	$375,681	$435,045

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,801	$21,678
Accrued compensation	14,138	10,103
Deferred revenue	7,868	5,840
Dividend payable	2,540	3,113
Other current liabilities	959	1,161

Total current liabilities	46,306	41,895
Long-term deferred revenue	714	427
Long-term deferred rent	6,644	8,689
Other liabilities	131	3,823

Total liabilities	53,795	54,834

Contingencies (see note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 10,000 authorized as of December 31, 2013 and 2014; None issued or outstanding as of December 31, 2013 and 2014	—	—
Common stock, $0.0001 par value — 500,000 authorized as of December 31, 2013 and 2014; 50,890 and 52,224 shares issued and 50,890 and 51,944 shares outstanding at December 31, 2013 and 2014, respectively	5	5
Additional paid-in capital	361,955	404,908
Treasury stock, at cost (no shares and 280 shares as of December 31, 2013 and 2014, respectively)	—	(9,182)
Accumulated deficit	(40,074)	(15,520)

Total stockholders’ equity	321,886	380,211

Total liabilities and stockholders’ equity	$375,681	$435,045

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2012, 2013, and 2014

	2012	2013	2014
	(In thousands, except per share data)
Revenue:
Professional management	$150,872	$202,811	$245,812
Platform	32,373	33,475	33,071
Other	2,577	2,672	3,037

Total revenue	185,822	238,958	281,920

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	70,025	91,990	112,817
Research and development	25,483	30,917	29,830
Sales and marketing	39,206	43,400	50,091
General and administrative	15,537	21,353	22,453
Amortization of internal use software	6,125	6,402	5,974

Total costs and expenses	156,376	194,062	221,165

Income from operations	29,446	44,896	60,755
Interest income, net	3	58	169
Other income (expense)	100	(13)	3

Income before income taxes	29,549	44,941	60,927
Income tax expense	10,975	14,986	23,975

Net and comprehensive income	$18,574	$29,955	$36,952

Dividends declared per share of common stock	$—	$0.20	$0.24
Net income per share attributable to holders of common stock
Basic	$0.40	$0.61	$0.72
Diluted	$0.37	$0.57	$0.69
Shares used to compute net income per share attributable to holders of common stock
Basic	46,741	49,512	51,601
Diluted	50,211	52,335	53,309

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012, 2013 and 2014

	Common stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Total Stockholders’ Equity
	(In thousands, except share data)
Balance, January 1, 2012	45,783,852	5	298,196	—	—	(78,641)	219,560
Issuance of common stock upon exercise of options, net	2,086,590	—	13,644	—	—	—	13,644
Vested restricted stock units converted to shares	71,283	—	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(26,676)	—	(699)	—	—	—	(699)
Stock-based compensation under the fair value method	—	—	10,345	—	—	—	10,345
Excess tax benefit associated with stock-based compensation	—	—	1,962	—	—	—	1,962
Net and comprehensive income	—	—	—	—	—	18,574	18,574

Balance, December 31, 2012	47,915,049	$5	$323,448	—	$—	$(60,067)	$263,386
Issuance of common stock upon exercise of options, net	2,880,561	—	24,420	—	—	—	24,420
Vested restricted stock units converted to shares	152,249	—	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(57,369)	—	(3,473)	—	—	—	(3,473)
Stock-based compensation under the fair value method	—	—	16,415	—	—	—	16,415
Cash dividends declared ($0.20 per share)	—	—	—	—	—	(9,962)	(9,962)
Excess tax benefit associated with stock-based compensation	—	—	1,145	—	—	—	1,145
Net and comprehensive income	—	—	—	—	—	29,955	29,955

Balance, December 31, 2013	50,890,490	$5	$361,955	—	$—	$(40,074)	$321,886
Issuance of common stock upon exercise of options, net	1,217,046	—	12,761	—	—	—	12,761
Vested restricted stock units converted to shares	176,470	—	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(60,461)	—	(2,000)	—	—	—	(2,000)
Repurchases of common stock	—	—	—	(280,000)	(9,182)	—	(9,182)
Stock-based compensation under the fair value method	—	—	19,743	—	—	—	19,743
Cash dividends declared ($0.24 per share)	—	—	—	—	—	(12,398)	(12,398)
Excess tax benefit associated with stock-based compensation	—	—	12,449	—	—	—	12,449
Net and comprehensive income	—	—	—	—	—	36,952	36,952

Balance, December 31, 2014	52,223,545	$5	$404,908	(280,000)	$(9,182)	$(15,520)	$380,211

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2013, and 2014

	2012	2013	2014
	(In thousands)
Cash flows from operating activities:
Net income	$18,574	$29,955	$36,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,084	4,024	4,930
Amortization of internal use software	5,726	6,007	5,614
Stock-based compensation	10,372	16,518	19,765
Amortization of deferred sales commissions	1,932	1,869	1,525
Amortization and impairment of direct response advertising	5,149	5,994	6,010
Amortization of premium (discount) on short-term investments	—	29	(69)
Provision for doubtful accounts	311	448	617
Deferred tax assets	8,652	13,502	10,869
Loss (gain) on fixed asset disposal	20	—	(17)
Excess tax benefit associated with stock-based compensation	(1,962)	(1,145)	(12,659)
Changes in operating assets and liabilities:
Accounts receivable	(14,444)	(19,626)	(2,813)
Prepaid expenses	(85)	(177)	(492)
Direct response advertising	(6,515)	(5,454)	(4,450)
Other assets	(2,631)	(1,321)	(3,533)
Accounts payable	6,844	6,510	13,653
Accrued compensation	(983)	1,859	(4,034)
Deferred revenue	(2,228)	(414)	(2,315)
Deferred rent	6,270	680	2,202

Net cash provided by operating activities	38,086	59,258	71,755

Cash flows from investing activities:
Purchase of property and equipment	(11,903)	(5,470)	(10,157)
Sale of property and equipment	—	—	17
Capitalization of internal use software	(5,389)	(4,323)	(3,571)
Purchases of short-term investments	—	(140,056)	(179,789)
Maturities of short-term investments	—	20,000	120,000
Restricted cash	550	759	—

Net cash used in investing activities	(16,742)	(129,090)	(73,500)

Cash flows from financing activities:
Payments on capital lease obligations	(22)	(66)	(105)
Net share settlements for stock-based awards minimum tax withholdings	(699)	(3,473)	(2,002)
Excess tax benefit associated with stock-based compensation	1,962	1,145	12,659
Cash dividend payments	—	(7,422)	(11,825)
Repurchase of common stock	—	—	(9,182)
Proceeds from issuance of common stock	13,644	24,420	12,761

Net cash provided by financing activities	14,885	14,604	2,306

Net increase (decrease) in cash and cash equivalents	36,229	(55,228)	561
Cash and cash equivalents, beginning of year	145,002	181,231	126,003

Cash and cash equivalents, end of year	$181,231	$126,003	$126,564

Supplemental cash flows information:
Income taxes paid, net of refunds	$194	$506	$91
Interest paid	$12	$9	$12
Non-cash operating, investing and financing activities:
Purchase of property and equipment under capital lease	$255	$34	$169
Unpaid purchases of property and equipment	$636	$1,063	$1,118
Capitalized stock-based compensation for internal use software	$353	$271	$294
Capitalized stock-based compensation for direct response advertising	$64	$76	$119
Dividends declared but not yet paid	$—	$2,540	$3,113

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant items subject to such estimates and assumptions include income taxes, stock-based compensation, direct response advertising, revenue recognition, the useful lives of property, equipment and internal use software cost. Actual results could differ from those estimates under different assumptions or conditions.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reports its short-term investments in U.S. Treasury securities at amortized cost at each reporting period. There have been no changes in the Company’s valuation techniques during the years ended December 31, 2013 and 2014. The Company began purchasing six-month and twelve–month U.S. Treasury securities in May 2013. The U.S. Treasury securities have maturity dates through December 2015. Both the money market funds and U.S. Treasury securities are classified as Level 1.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2013				As of December 31, 2014
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$113,599	$113,599	$—	$—	$90,928	$90,928	$—	$—
US Treasury Securities	$120,037	$120,037	$—	$—	$179,869	$179,869	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents primarily in highly-rated taxable money market funds located in the United States, in which deposits may exceed federal deposit insurance limits. The fair value of the Company’s accounts receivable and accounts payable approximates the carrying amount due to their short duration.

The Company’s customers are concentrated in the United States. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company reviews the need for allowances for potential credit losses and such losses have been insignificant to date.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant customer information is as follows:

	December 31,
	2013	2014
Percentage of accounts receivable:
Empower RetirementTM (1)	14%	13%
Voya Retirement Advisors, LLC (f/n/a: ING Investment Advisors, LLC)	11%	6%
Aon Hewitt Financial Advisors, LLC	7%	10%

	Year Ended December 31,
	2012	2013	2014
Percentage of revenue:
Empower RetirementTM (1)	13%	12%	11%

(1) Empower RetirementTM refers to Advised Assets Group, LLC, operating under the brand identity Empower RetirementTM, which purchased J.P. Morgan Retirement Plan Services LLC under agreement dated April 2, 2014.

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

Internal Use Software

Certain direct development costs associated with internal use software are capitalized and include payroll costs for employees and external direct consulting costs related to software coding, designing system interfaces, and installation and testing of the software. Internal use software includes engineering costs associated with (1) enhancing the Company’s advisory service platform and (2) developing internal systems for tracking member

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

data, including AUM, member cancellations and other related member statistics. The capitalized costs are amortized using the straight-line method over an estimated life of approximately two to three years, beginning when the asset is substantially ready for use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. A portion of internal use software relates to cost of revenue, as well as the Company’s other functional departments. However the Company is not able to meaningfully allocate the costs among cost of revenue and operations. Accordingly, amortization is presented as a separate line item on the accompanying Consolidated Statements of Income.

During the years ended December 31, 2012, 2013 and 2014, the Company capitalized $5.7 million, $4.6 million and $3.9 million, respectively, of development costs, including stock-based compensation expense, relating to technology to be used to enhance the Company’s internal use software and advisory service platform. For the years ended December 31, 2012, 2013 and 2014, the Company capitalized $0.4 million, $0.3 million and $0.3 million, respectively, of non-cash stock-based compensation costs related to internal use software.

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

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2012, 2013 and 2014, impairments to long-lived assets were immaterial.

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

The Company capitalized sales commission of $1.4 million, $1.2 million and $1.6 million during the years ended December 31, 2012, 2013 and 2014, respectively, and amortized $1.9 million, $1.9 million and $1.5 million of deferred sales commissions during the years ended December 31, 2012, 2013 and 2014, respectively.

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

Other.    Other revenue includes reimbursement for a portion of marketing and member materials from certain subadvisory relationships, and to a lesser extent, reimbursement for providing personal statements to participants. Revenue is recognized as the related services are performed, in accordance with the specific terms of the contract with the customers.

Deferred Revenue

Deferred revenue consists primarily of billings or payments received in advance of revenue recognition generated by the Company’s platform service and setup fees and to a lesser extent, by its professional management fees, described above. For these services, the Company generally invoices its customers in annual or quarterly installments payable in advance. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription contracts.

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

Direct Response Advertising

The Company’s advertising costs consist primarily of printed materials associated with new customer solicitations. These costs relate primarily to either Active Enrollment campaigns, where marketing materials are sent to solicit enrollment in the Company’s Professional Management service, or Passive Enrollment campaigns, where the plan sponsor defaults all eligible members into the Professional Management service unless they decline. Advertising costs relating to Passive Enrollment campaigns and other general marketing materials sent to participants do not qualify as direct response advertising and are expensed to sales and marketing in the period the advertising activities first take place. Printed fulfillment costs relating to subadvisory campaigns do not qualify as direct response advertising and are expensed to cost of revenue in the period in which the expenses were incurred. Advertising costs associated with direct advisory Active Enrollment campaigns qualify for capitalization as direct response advertising. The capitalized costs are amortized over the estimated three-year period of probable future benefits following the enrollment of a member into the Professional Management service based on the ratio of current period revenue for the direct response advertising cost pool as compared to the total estimated revenue expected for the direct response advertising cost pool over the remaining period of probable future benefits. The realizability of the amounts of direct response advertising reported as assets are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company capitalizes of direct response advertising costs associated with direct advisory Active Enrollment campaigns as the Company has sufficient and verifiable historical patterns to demonstrate the probable future benefits of such campaigns. During the years ended December 31, 2012, 2013 and 2014, the Company capitalized $6.6 million, $5.5 million and $4.6 million, respectively, of direct response advertising costs. Advertising expense was $5.9 million, $6.4 million and $6.9 million for the years ended December 31, 2012, 2013 and 2014, respectively, of which direct response advertising amortization was $5.2 million, $6.0 million and $6.1 million, respectively. During the years ended December 31, 2012, 2013 and 2014, impairments to direct response advertising were immaterial.

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

Stock-based Compensation

Employee stock-based compensation expense is based on the following: (1) the grant date fair value of stock option awards granted or modified after January 1, 2006, and (2) the fair value of the Company’s common stock as of the grant date for restricted stock units (RSUs) and performance stock units (PSUs).

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

The Company expenses PSUs based on the fair market value of the awards on the date of grant and the number of shares ultimately expected to vest at the end of each performance period, ratably over the each of the performance periods. Each PSU award consists of two vesting cliffs, with sixty percent eligible to vest on December 31, 2015 and forty percent eligible to vest on December 31, 2017. Depending on performance against the target metrics, vesting will be between 0% and 140%. The actual number of shares of common stock issued will be determined on each vesting cliff date based on actual performance results against the target metrics. For PSUs, the Company re-assesses the probability of achieving the target metrics at the end of each reporting period and adjusts the recognition of expense accordingly.

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

Net Income per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period less the weighted average number of common shares repurchased by the Company during the period. Diluted net income per common share is computed by giving effect to all dilutive potential common shares, including options, RSUs, and PSUs. Repurchased shares are held as treasury stock and outstanding shares used to calculate earnings per share have been reduced by the weighted number of repurchased shares.

Recent Accounting Pronouncements Adopted

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new standard may also impact how the Company accounts for certain direct costs associated with its revenues. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 3 — Balance Sheet Items

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2013	2014
	(In thousands)
Cash	$12,404	$35,636
Money market fund	113,599	90,928

Total cash and cash equivalents	$126,003	$126,564

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments

The Company considers all investments purchased with an original remaining maturity of between three and twelve months at the date of purchase to be short-term investments. U.S. Treasury securities are classified as short-term investments and held-to-maturity. A reconciliation of amortized cost and fair value of short-term investments is as follows:

	December 31,
	2013	2014
	(In thousands)
U.S. Treasury Securities:
Amortized cost	$120,027	$179,885
Gross unrecognized gains	12	12
Gross unrecognized losses	(2)	(28)

Fair value	$120,037	$179,869

Allowance for Doubtful Accounts

The following table summarizes the changes to the allowance for doubtful accounts:

	December 31,
	2012	2013	2014
	(In thousands)
Balance, beginning of year	$67	$102	$124
Add: Provisions for doubtful accounts	311	448	617
Less: Write-offs	(276)	(426)	(569)

Balance, end of year	$102	$124	$172

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2013	2014
	(In thousands)
Computer equipment	$8,238	$9,477
Computer software	1,684	2,445
Furniture, fixtures and equipment	6,724	8,060
Leasehold improvements	9,188	13,272

Total property and equipment	25,834	33,254
Less: Accumulated depreciation	(10,561)	(12,531)

Property and equipment, net	$15,273	$20,723

Depreciation and amortization expense was $3.1 million, $4.0 million and $4.9 million for the years ended December 31, 2012, 2013 and 2014, respectively. Included in property and equipment as of December 31, 2014 are assets acquired under capital lease obligations with original costs of $0.5 million. Accumulated depreciation on the capital lease assets was $0.2 million as of December 31, 2014. For the year ended December 31, 2014, the Company retired $3.0 million of fully depreciated property and equipment that were no longer in service.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Use Software

Internal use software consists of the following:

	December 31,
	2013	2014
	(In thousands)
Capitalized internal use software	$44,192	$47,834
Accumulated amortization	(35,662)	(41,413)

Internal use software, net	$8,530	$6,421

For the year ended December 31, 2013, the Company retired $1.2 million of fully amortized internal use software projects that were no longer in service.

Other Current Assets

Other current assets consist of the following:

	December 31,
	2013	2014
	(In thousands)
Deferred sales commissions	$1,523	$1,698
Other	1,803	3,747

Total other current assets	$3,326	$5,445

As of December 31, 2014, other includes a $2.3 million receivable balance associated with the tenant improvement allowance for the Company’s new Boston, MA facility.

Accounts Payable

Accounts payable consists of the following:

	December 31,
	2013	2014
	(In thousands)
Data connectivity fees payable	$18,296	$18,236
Trade accounts payable	2,314	3,105
Other	191	337

Total accounts payable	$20,801	$21,678

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Compensation

Accrued compensation consists of the following:

	December 31,
	2013	2014
	(In thousands)
Accrued bonus	$10,329	$5,623
Accrued vacation	2,775	3,061
Accrued commission	482	1,025
Accrued payroll	502	313
Other	50	81

Total accrued compensation	$14,138	$10,103

Other Liabilities

Other liabilities consist of the following:

	December 31,
	2013	2014
	(In thousands)
Noncurrent tax liability	$—	$3,672
Other	131	151

Total other liabilities	$131	$3,823

NOTE 4 — Stockholders’ Equity

Common Stock

As of December 31, 2014, there were 500,000,000 shares of common stock authorized, 52,223,545 shares issued and 51,943,545 shares outstanding. Common stockholders are entitled to dividends if and when declared by the Board of Directors.

Cash Dividends

The Company initiated cash dividends on its common stock in April 2013. For the year ended December 31, 2014, the Board of Directors declared quarterly cash dividends totaling $0.24 per share annually of common stock outstanding. On February 12, 2015 the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on April 6, 2015 to record-holders as of March 23, 2015. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of December 31, 2014, the Company had a dividend payable balance of $3.1 million, which was paid to stockholders in January 2015.

Stock Repurchase Program

On November 5, 2014, the Board of Directors approved a stock repurchase program of up to $50.0 million of the Company’s common stock over a twelve-month period of which $9.2 million has been utilized as of December 31, 2014. Any share repurchases may be made through open market and privately negotiated

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions, at times and in such amounts as management deems appropriate, and may or may not be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and amount of any shares repurchased will depend on a variety of factors, including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of The NASDAQ Stock Market), any additional constraints related to material inside information the Company may possess, and capital availability. The Company has no commitment to make any repurchases. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected be funded by available working capital.

The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The Company repurchased shares of its common stock in the open market during the periods presented as follows:

	Number of Shares	Average Repurchase Price Per Share	Amount
			(In thousands)
2014:
Fourth quarter	280,000	$32.79	$9,182

Common Stock Reserved for Future Issuance

As of December 31, 2014, the Company has reserved the following shares of common stock for issuance in connection with:

Stock options outstanding	4,148,998
Restricted stock units outstanding	844,722
Performance stock units outstanding	292,000
Stock awards available for grant	2,676,557

Total shares reserved	7,962,277

Stock Plans

1998 Stock Plan

The 1998 Stock Plan expired in April 2010. The Company has reserved a total of 982,572 shares of its common stock for issuance under its 1998 Stock Plan related to options granted prior to the initial public offering. Under the 1998 Stock Plan, the Board of Directors granted stock purchase rights and incentive and non-statutory stock options to employees, consultants and directors at fair market value on the date of grant. Vesting provisions of stock purchase rights and options granted under the 1998 Stock Plan were determined by the Board of Directors. Stock purchase rights have a 30-day expiration period, and options expire no later than 10 years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company, with or without cause, typically all unvested options are forfeited and all vested options must be exercised within three months or they are forfeited.

Stock purchase rights or options acquired under the 1998 Stock Plan are exercisable upon grant; however, they generally vest over a period of four years. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, the Company shall, upon the date of such

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination, have an irrevocable, exclusive option to repurchase the unvested shares purchased prior to vesting, at the original exercise price. This repurchase option exists for a period of 60 days from termination. As of December 31, 2014, no shares were subject to repurchase under the 1998 Stock Plan.

2009 Stock Incentive Plan

The Company has reserved a total of 6,979,705 shares of its common stock for issuance under its Amended and Restated 2009 Stock Incentive Plan (the 2009 Stock Incentive Plan).

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

For PSUs granted for the years ended December 31, 2013 and 2014, each PSU award consists of two vesting cliffs, with 60% eligible to vest on December 31, 2015 and 40% eligible to vest on December 31, 2017. Depending on performance against the target metrics, vesting will be between 0% and 140%. On a quarterly basis, the estimated probability of achieving the objective performance criteria is re-evaluated by management and the expense is adjusted accordingly at the end of each balance sheet period. The number of shares of the Company’s common stock issued to the award recipients at the end of each of the PSU vesting periods will be based on actual achievement results. Further details on the LTIP are presented in the Proxy Statement filed on April 1, 2013.

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

As of December 31, 2014, no shares were subject to repurchase and 2,676,557 shares were available for future grant. The 2009 Stock Incentive Plan expires in November 2019.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

The following table summarizes option activity under the 1998 Stock Plan and the 2009 Stock Incentive Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance, January 1, 2012	7,685,954	$8.71
Granted	1,101,425	24.09
Exercised	(2,086,590)	6.54
Forfeited	(269,474)	14.16

Balance, December 31, 2012	6,431,315	11.83

Granted	603,656	46.30
Exercised	(2,880,561)	8.48
Forfeited	(235,520)	24.42

Balance, December 31, 2013	3,918,890	18.79

Granted	1,645,477	37.29
Exercised	(1,217,046)	10.48
Forfeited	(198,323)	36.20

Balance, December 31, 2014	4,148,998	$27.73	7.06 years	$47,672,699

Vested and expected to vest, December 31, 2014	3,846,594	$27.06	6.90 years	$46,518,044
Exercisable, December 31, 2014	1,801,017	$16.67	4.93 years	$37,454,925

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2014 of $36.55, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2012, 2013 and 2014 was $44.2 million, $105.6 million and $44.0 million, respectively. The weighted average fair value per share of options granted to employees for the years ended December 31, 2012, 2013 and 2014 was approximately $9.85, $16.45 and $13.24, respectively. Total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2012, 2013 and 2014 was $13.6 million, $24.4 million and $12.8 million, respectively. The total grant-date fair value of the shares vested during the years ended December 31, 2012, 2013 and 2014 was $7.5 million, $6.9 million and $6.5 million, respectively.

As of December 31, 2014, there was $16.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted after January 1, 2006, to be recognized over the weighted average remaining requisite service period of 1.6 years.

The following weighted average assumptions were used to value options granted:

	2012	2013	2014
Expected life in years	6	6	6
Risk-free interest rate	0.98%	1.41%	1.85%
Volatility	42%	36%	36%
Dividend yield	—	0.4%	0.6%

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about outstanding and exercisable options as of December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.25 - $7.99	881,730	3.74	$7.09	881,730	$7.09
$ 8.00 - $23.42	609,831	5.51	19.11	433,066	18.19
$23.59 - $28.87	561,279	6.18	26.19	328,068	26.23
$31.43	753,342	9.86	31.43	—	—
$32.68 - $38.96	642,410	9.31	34.72	56,299	34.02
$40.70 - $57.72	611,506	8.12	50.19	84,336	49.79
$58.16 - $68.69	88,900	8.97	64.99	17,518	66.66

$4.25 - $68.69	4,148,998	7.06	$27.73	1,801,017	$16.67

Restricted Stock Units Information

The following table summarizes RSU activity under the 2009 Stock Incentive Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance, January 1, 2012	305,460	$21.39
Granted	347,190	25.59
Vested and settled (1)	(71,283)	21.39
Forfeited	(21,591)	21.39

Balance, December 31, 2012	559,776	24.00

Granted	203,325	55.07
Vested and settled (1)	(152,249)	23.80
Forfeited	(48,214)	26.47

Balance, December 31, 2013	562,638	35.07

Granted	509,881	36.72
Vested and settled (1)	(176,470)	31.89
Forfeited	(51,327)	35.46

Balance, December 31, 2014	844,722	$36.38	1.84 years	$30,874,589

Expected to vest, December 31, 2014	751,315	$36.36	1.76 years	$27,460,579

(1)

Vested and settled for the years ended December 31, 2012, 2013 and 2014 includes 26,676 shares, 57,369 shares and 60,461 shares, respectively, which were tendered in exchange for minimum tax withholdings.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (using the fair value of the Company’s common stock on December 31, 2014 of $36.55). As of December 31, 2014, the aggregate intrinsic value of unvested RSUs was $30.9 million. The total intrinsic value of RSUs vested and settled during the years ended December 31, 2012, 2013 and 2014 was $2.0 million, $9.0 million and $6.0 million, respectively. The total grant-date fair value of shares vested during the years ended December 31, 2012, 2013 and 2014 was $1.5 million, $3.6 million and $5.6 million, respectively.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2014, there was $17.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock purchase rights to be recognized over the weighted average remaining requisite service period of 1.8 years.

Performance Stock Units Information

During the years ended December 31, 2013 and 2014, the Compensation Committee of the Board of Directors granted PSUs to certain executives.

The following table summarizes unvested PSU activity under the 2009 Stock Incentive Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance, January 1, 2013	—	$0.00
Granted	414,300	43.59
Vested and settled	—	0.00
Forfeited	—	0.00

Balance, December 31, 2013	414,300	43.59

Granted	51,300	42.07
Vested and settled	—	0.00
Forfeited	(173,600)	43.59

Balance, December 31, 2014	292,000	$43.32	1.80 years	$10,672,600

Expected to vest, December 31, 2014	61,242	$43.33	1.74 years	$2,238,395

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (using the fair value of the Company’s common stock on December 31, 2014 of $36.55).

As of December 31, 2014, there was $1.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to PSUs to be recognized over the weighted average remaining requisite service period of 1.8 years. As of December 31, 2014, the Company determined that certain performance criteria for PSUs was improbable of achievement and accordingly reversed plan-to-date stock-based compensation expense of $1.2 million previously recognized related to these certain criteria. As the criteria for these certain PSUs was improbable of achievement, the related unrecognized compensation costs is excluded from the total unrecognized compensation costs related to PSUs as of December 31, 2014.

Stock-based Compensation

The following table summarizes the stock-based compensation by functional area:

	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,123	$1,846	$3,191
Research and development	2,321	4,019	4,378
Sales and marketing	2,787	4,073	5,823
General and administrative	3,741	6,184	6,013
Amortization of internal use software	400	396	360

Total stock-based compensation	$10,372	$16,518	$19,765

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognized income tax benefit on stock-based compensation included with income tax expense for the years ended December 31, 2012, 2013 and 2014 was $3.8 million, $6.9 million and $8.4 million, respectively.

Stock-based compensation expense for the year ended December 31, 2014 includes modification expense of $0.7 million resulting from the November 2014 consulting agreement entered into between the Company and its now former Chief Executive Officer. The agreement allowed the continuation of vesting after his termination date of December 31, 2014 during a six month consulting period of January 1, 2015 to June 30, 2015, as well as extended the post-employment exercise period of vested stock options. Stock-based compensation expense due to this modification was calculated as of the date of the agreement based upon the difference in fair value of the underlying awards immediately before and immediately after the modification. As of December 31, 2014, the Company reversed $1.2 million of expense previously recognized on unvested shares under the graded-vesting attribution method related to the awards that were subject to the modifications.

NOTE 5 — Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per share attributable to holders of common stock:

	Year Ended December 31,
	2012	2013	2014
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$18,574	$29,955	$36,952

Denominator (basic):
Weighted average common shares outstanding	46,741	49,512	51,601

Denominator (diluted):
Weighted average common shares outstanding	46,741	49,512	51,601
Dilutive stock options and awards outstanding	3,374	2,575	1,384
Dilutive unvested restricted stock units	96	242	276
Dilutive unvested performance stock units	—	6	48

Net weighted average common shares outstanding	50,211	52,335	53,309

Net income per share attributable to holders of common stock:
Basic	$0.40	$0.61	$0.72
Diluted	$0.37	$0.57	$0.69

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Stock options outstanding	1,027	285	829
Restricted stock units outstanding	37	19	15
Performance stock units outstanding	—	20	1

Total anti-dilutive common equivalent shares	1,064	324	845

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — Income Taxes

The Company is subject to income taxes only in the United States. Provision for income tax expense consists of the following:

	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Current expense:
Federal	$2	$857	$11,957
State	2,325	3,278	4,822

Total current	$2,327	$4,135	$16,779

Deferred expense:
Federal	$9,018	$13,126	$7,479
State	(370)	(2,275)	(283)

Total deferred	$8,648	$10,851	$7,196

Total provision for income taxes	$10,975	$14,986	$23,975

The Company’s current income tax expense has been reduced by employee stock-based awards. For stock options, the Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of the exercise and the exercise price. For RSUs, the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. If an incremental tax benefit is realized as a reduction of income tax payable, such excess tax benefit is recognized as an increase to additional paid-in capital. The excess tax benefits from employee stock-based awards transactions in the years ended December 31, 2012, 2013 and 2014 were $2.0 million, $1.2 million and $12.8 million, respectively.

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to net income is attributable to the following:

	Year Ended December 31,
	2012	2013	2014
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.4%	4.7%	5.2%
Nondeductible expenses	0.2%	0.1%	0.1%
Stock-based compensation	-2.0%	-2.2%	-0.5%
Research and development credit	-0.8%	-1.6%	-0.4%
Change in valuation allowance	0.0%	-2.5%	-0.2%
Other	0.3%	-0.2%	0.2%

Income tax expense	37.1%	33.3%	39.4%

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$8,668	$1,282
Tax credits	4,925	1,830
Deferred revenue	433	280
Stock-based compensation	9,239	13,026
Other temporary differences	8,250	8,029

Total gross deferred tax assets	31,515	24,447
Valuation allowance	(255)	(12)

Net deferred tax assets	31,260	24,435

Deferred tax liabilities
Fixed assets and intangible amortization	(8,907)	(9,660)

Total deferred tax liabilities	(8,907)	(9,660)

Net deferred tax assets	$22,353	$14,775

As of December 31, 2014, the Company continues to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize its federal deferred tax assets and to partially realize its State of California deferred tax assets in future periods. During the year ended December 31, 2014, the Company released $0.2 million of valuation allowance related to deferred tax assets for California net operating losses. Upon evaluating the positive and negative evidence present at December 31, 2014, management concluded it was more likely than not that this portion of the deferred tax assets would be fully realizable. During the year ended December 31, 2013, the Company released the valuation allowance of $1.1 million related to deferred tax assets for California net operating losses. The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. As of December 31, 2014, the Company continues to apply a valuation allowance on certain deferred tax assets relating to net operating losses for the State of California as it is not more likely than not that the Company will be able to realize these assets prior to their expiration. As of December 31, 2014, the amount of pre-tax income the Company needs to generate in future years in order to realize its deferred tax assets is approximately $21.8 million and $111.5 million with respect to approximately $7.6 million of federal related deferred tax assets and $7.1 million of state related net deferred tax assets, respectively.

As of December 31, 2014, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $162.6 million and $58.7 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2034. At December 31, 2014, net operating losses of $162.6 million, federal, and $36.4 million, state, relate to excess stock-based compensation, and accordingly, no deferred tax asset is recognized for such amounts and any benefits realized will be recorded to stockholders’ equity.

As of December 31, 2014, the Company has research credit carryforwards for federal and California income tax purposes of approximately $5.4 million and $7.9 million, respectively, available to reduce future income taxes. The federal research credit carryforwards expire through 2034. The California research credit carries forward indefinitely. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law resulted in a tax benefit which was recognized in the first quarter of 2013, which is the quarter in which the law was enacted. The federal research and development credit was then suspended until December 2014 when it was retroactively reinstated for amounts paid or incurred for the year ended December 31, 2014, which resulted in a tax benefit recognized in the fourth quarter of 2014. As of December 31, 2014, research credits of $5.4 million for federal and $0.7 million for state relate to excess stock based compensation, and accordingly no deferred tax asset is recognized for such amounts and any benefits realized will be recorded to stockholder’s equity.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2014
	(In thousands)
Balance, beginning of year	$6,742	$6,642
Reductions for tax positions taken in the prior year	(170)	—
Additions for tax positions taken in the prior year	—	844
Additions for tax positions taken in the current year	70	833

Balance, end of year	$6,642	$8,319

As of December 31, 2014, unrecognized tax benefits approximating $6.2 million would affect the effective tax rate if recognized.

The Company does not anticipate adjustments to unrecognized tax benefits which would result in a material change to its financial position within the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2012, 2013 and 2014, the accrued interest and penalties were immaterial.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open due to loss carryforwards and may be subject to examination in one or more jurisdictions.

NOTE 7 — Savings Plan

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pre-tax salaries per year, but not more than the statutory limits. The Company may, at its discretion, make matching contributions to the 401(k) Plan. For the years ended December 31, 2012, 2013 and 2014, the Company made matching contributions of 50% of employee contributions up to 3% of salary (including commissions), which totaled $1.2 million, $1.3 million and $1.5 million, respectively.

NOTE 8 — Commitments and Contingencies

Commitments

The Company leases its facilities under non-cancelable operating leases expiring at various dates through the year 2025.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2014, the Company entered into a non-cancelable operating lease for a new Boston, Massachusetts facility totaling $16.6 million in future minimum payments through July 2025. The lease for the previous Boston, Massachusetts facility terminates in January 2015. The new lease includes an extension option for a period of 5 years, an ongoing right of first offer with respect to any contiguous space that becomes available, and a one-time expansion option with respect to specific space on the floor below the leased premises. The Company recognizes expense on a straight-line basis over the lease period commencing on the date that the facility becomes available to the Company for construction purposes, which occurred in July 2014 for this facility. The lease provides for a 26-month free-rent period and escalating rent payments thereafter. This operating lease contract includes a tenant improvement allowance of approximately $2.4 million, and as of December 31, 2014, there was a receivable balance associated with this allowance of $2.2 million.

The Company classifies tenant improvement allowances in its Consolidated Balance Sheets under deferred rent and amortizes them on a straight-line basis over the related lease period. Tenant improvement allowance activity is presented as part of cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

Certain of the Company’s facility leases provide for a free rent period or escalating rent payments and, accordingly, the Company has straight-lined the rental payments over the respective lease terms. As of December 31, 2013 and 2014, deferred rent was $7.5 million and $9.7 million, respectively. Rent expense for all operating leases totaled approximately $3.6 million, $3.3 million and $4.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.

In May 2013, the Company entered into an office equipment capital lease which terminates in May 2017 and in the year ended December 31, 2014, the Company entered into various office equipment capital leases which terminate in 2018.

The following table summarizes the Company’s contractual obligations as of December 31, 2014. Certain of these contractual obligations are reflected on the Company’s Consolidated Balance Sheets while others are disclosed as future obligations under GAAP. Purchase obligations represent non-cancelable, long-term contracts primarily related to software and data services.

	Capital Lease	Operating Leases	Purchase Obligations
	(In thousands)
Year ending December 31,
2015	$125	$3,530	$878
2016	99	3,545	200
2017	50	4,975	180
2018	7	5,613	30
2019	—	5,720	—
Thereafter	—	13,247	—

Total minimum payments	281	$36,630	$1,288

Less: Amounts representing interest expense	(14)

Present value of net minimum lease payments	267
Less: Current obligations	(116)

Long-term obligations	$151

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would not have a material effect on the Company’s operating results.