Form 10-Q
period 2015-03-31
Financial Engines, Inc.
filed 2015-05-06
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 29, 2015, 51,850,824 shares of Common Stock, par value $0.0001, were outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2014	March 31, 2015
	(In thousands, except per share data)
Assets

Current assets:
Cash and cash equivalents	$126,564	$116,180
Short-term investments	179,885	194,837
Accounts receivable, net	66,001	69,328
Prepaid expenses	3,763	3,489
Deferred tax assets	7,932	8,430
Other current assets	5,445	5,143

Total current assets	389,590	397,407

Property and equipment, net	20,723	19,576
Internal use software, net	6,421	6,469
Long-term deferred tax assets	6,844	6,843
Direct response advertising, net	8,202	7,473
Other assets	3,265	3,002

Total assets	$435,045	$440,770

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$21,678	$23,555
Accrued compensation	10,103	7,429
Deferred revenue	5,840	6,329
Dividend payable	3,113	3,627
Other current liabilities	1,161	1,177

Total current liabilities	41,895	42,117

Long-term deferred revenue	427	356
Long-term deferred rent	8,689	8,743
Non-current tax liabilities	3,672	3,847
Other liabilities	151	121

Total liabilities	54,834	55,184

Contingencies (see note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2014 and March 31, 2015; None issued or outstanding as of December 31, 2014 and March 31, 2015	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2014 and March 31, 2015; 52,224 and 52,394 shares issued and 51,944 and 51,839 shares outstanding as of December 31, 2014 and March 31, 2015, respectively	5	5
Additional paid-in capital	404,908	417,324
Treasury stock, at cost 280 shares and 555 shares as of December 31, 2014 and March 31, 2015, respectively	(9,182)	(20,498)
Accumulated deficit	(15,520)	(11,245)

Total stockholders’ equity	380,211	385,586

Total liabilities and stockholders’ equity	$435,045	$440,770

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2014	2015
	(In thousands, except per share data)

Revenue:
Professional management	$57,069	$66,583
Platform	8,290	7,890
Other	518	473

Total revenue	65,877	74,946

Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	25,978	30,891
Research and development	7,921	8,945
Sales and marketing	11,877	14,615
General and administrative	5,870	7,158
Amortization of internal use software	1,512	1,176

Total costs and expenses	53,158	62,785

Income from operations	12,719	12,161

Interest income, net	36	62
Other income, net	3	—

Income before income taxes	12,758	12,223

Income tax expense	4,941	4,322

Net and comprehensive income	$7,817	$7,901

Dividends declared per share of common stock	$0.06	$0.07

Net income per share attributable to holders of common stock
Basic	$0.15	$0.15
Diluted	$0.15	$0.15

Shares used to compute net income per share attributable to holders of common stock
Basic	51,100	51,923
Diluted	53,262	53,288

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2015
	(In thousands)

Cash flows from operating activities:
Net income	$7,817	$7,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,116	1,457
Amortization of internal use software	1,425	1,099
Stock-based compensation	4,780	6,524
Amortization of deferred sales commissions	423	368
Amortization and impairment of direct response advertising	1,542	1,360
Amortization of premium (discount) on short-term investments	13	(64)
Provision for doubtful accounts	175	235
Deferred tax assets	1,629	(323)
Loss (gain) on fixed asset disposal	(8)	—
Excess tax benefit associated with stock-based compensation	(3,289)	(4,214)
Changes in operating assets and liabilities:
Accounts receivable	(663)	(3,563)
Prepaid expenses	(189)	274
Direct response advertising	(400)	(644)
Other assets	406	197
Accounts payable	4,676	6,412
Accrued compensation	(7,751)	(2,674)
Deferred revenue	(1,291)	417
Deferred rent	(152)	68

Net cash provided by operating activities	10,259	14,830

Cash flows from investing activities:
Purchase of property and equipment	(1,687)	(630)
Sale of property and equipment	8	—
Capitalization of internal use software	(938)	(1,132)
Purchases of short-term investments	(29,965)	(44,889)
Maturities of short-term investments	20,000	30,000

Net cash used in investing activities	(12,582)	(16,651)

Cash flows from financing activities:
Payments on capital lease obligations	(21)	(29)
Net share settlements for stock-based awards minimum tax withholdings	—	(282)
Excess tax benefit associated with stock-based compensation	3,289	4,214
Cash dividend payments	(2,540)	(3,113)
Repurchase of common stock	—	(11,316)
Proceeds from issuance of common stock	4,288	1,963

Net cash provided by (used in) financing activities	5,016	(8,563)

Net increase (decrease) in cash and cash equivalents	2,693	(10,384)

Cash and cash equivalents, beginning of period	126,003	126,564

Cash and cash equivalents, end of period	$128,696	$116,180

Supplemental cash flows information:
Income taxes paid, net of refunds	$188	$206
Interest paid	$3	$3
Non-cash operating, investing and financing activities:
Purchase of property and equipment under capital lease	$125	$—
Unpaid purchases of property and equipment	$83	$797
Capitalized stock-based compensation for internal use software	$67	$90
Capitalized stock-based compensation for direct response advertising	$9	$7
Dividends declared but not yet paid	$3,076	$3,627

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

NOTE 2 — Basis of Presentation

Interim Financial Statements

The accompanying condensed consolidated financial statements and notes thereto are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed on February 20, 2015 with the SEC (the 2014 Annual Report). The Condensed Consolidated Balance Sheet as of December 31, 2014, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2014 and March 31, 2015, the Company’s Statements of Income for the three months ended March 31, 2014 and 2015 and the Company’s Statements of Cash Flows for the three months ended March 31, 2014 and 2015. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is the same as net income for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant items subject to such estimates and assumptions include income taxes, stock-based compensation, direct response advertising, revenue recognition, and the useful lives of property, equipment and internal use software cost. Actual results could differ from those estimates under different assumptions or conditions.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new standard may also impact how the Company accounts for certain direct costs associated with its revenues. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Unless amended or delayed by the FASB, the new standard would become effective for the Company on January 1, 2017 and early adoption would not be permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 3 — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents are comprised of cash held primarily in money market accounts. Cash and cash equivalents consist of the following:

	December 31, 2014	March 31, 2015
	(In thousands)

Cash	$35,636	$30,162
Money market fund	90,928	86,018

Total cash and cash equivalents	$126,564	$116,180

NOTE 4 — Short-Term Investments

The Company considers all investments purchased with an original remaining maturity of between three and twelve months at the date of purchase to be short-term investments. U.S. Treasury securities are classified as short-term investments and held-to-maturity. A reconciliation of amortized cost and fair value of short-term investments is as follows:

	December 31, 2014	March 31, 2015
	(In thousands)

U.S. Treasury Securities:
Amortized cost	$179,885	$194,837
Gross unrecognized gains	12	33
Gross unrecognized losses	(28)	(4)

Fair value	$179,869	$194,866

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reports its short-term investments in U.S. Treasury securities at amortized cost at each reporting period. There have been no changes in the Company’s valuation techniques during the three months ended March 31, 2015. The Company began purchasing U.S. Treasury securities in May 2013. The U.S. Treasury securities have maturity dates through March 2016. Both the money market funds and U.S. Treasury securities are classified as Level 1.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2014				As of March 31, 2015
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$90,928	$90,928	$—	$—	$86,018	$86,018	$—	$—
U.S. Treasury Securities	$179,869	$179,869	$—	$—	$194,866	$194,866	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
(3)	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

Significant customer information is as follows:

Percentage of accounts receivable:	December 31, 2014	March 31, 2015
Empower RetirementTM(1)	13%	14%
Aon Hewitt Financial Advisors, LLC	10%	9%

	Three Months Ended March 31,
Percentage of revenue:	2014	2015
Empower RetirementTM(1)	11%	10%

(1)	Empower RetirementTM refers to Advised Assets Group, LLC, operating under the brand identity Empower RetirementTM, which purchased J.P. Morgan Retirement Plan Services LLC under agreement dated April 2, 2014.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended March 31,
	2014	2015
	(In thousands)
Stock-based compensation:
Cost of revenue	$584	$1,056
Research and development	1,120	1,415
Sales and marketing	1,414	1,950
General and administrative	1,575	2,026
Amortization of internal use software	87	77

Total stock-based compensation	$4,780	$6,524

On a quarterly basis, the Company updates its Black-Scholes option pricing model to reflect the anticipated dividends to be paid over the expected term of the awards. For the three months ended March 31, 2015, the Company included a dividend yield of 0.7%.

Cash Dividends

On May 1 2015, the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on July 3, 2015 to record-holders as of June 15, 2015. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of March 31, 2015, the Company had a dividend payable balance of $3.6 million, which was paid to stockholders in April 2015.

Stock Repurchase Program

On November 5, 2014, the Board of Directors approved a stock repurchase program of up to $50.0 million of the Company’s common stock over a twelve-month period of which $20.5 million has been utilized as of March 31, 2015. Any share repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, and may or may not be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and amount of any shares repurchased will depend on a variety of factors, including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of The NASDAQ Stock Market), any additional constraints related to material inside information the Company may possess, and capital availability. The Company has no commitment to make any repurchases. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.

The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The Company repurchased shares of its common stock in the open market during the periods presented as follows:

	Number of Shares	Average Repurchase Price Per Share	Amount
			(In thousands)
2015:
First quarter	275,000	$41.15	$11,316
2014:
Fourth quarter	280,000	$32.79	$9,182

	555,000		$20,498

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2014	2015
	(In thousands, except per share data)

Numerator (basic and diluted):
Net income	$7,817	$7,901

Denominator (basic):
Weighted average common shares outstanding	51,100	51,923

Denominator (diluted):
Weighted average common shares outstanding	51,100	51,923
Dilutive stock options and awards outstanding	1,874	1,005
Dilutive unvested restricted stock units	258	331
Dilutive unvested performance stock units	30	29

Net weighted average common shares outstanding	53,262	53,288

Net income per share attributable to holders of common stock:
Basic	$0.15	$0.15
Diluted	$0.15	$0.15

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended March 31,
	2014	2015
	(In thousands)

Stock options outstanding	311	2,075

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — Income Taxes

The Company recorded an income tax provision of $4.9 million and $4.3 million for the three months ended March 31, 2014 and 2015, respectively. The Company’s effective tax rate was 39% and 35% for the three months ended March 31, 2014 and 2015, respectively. The decrease in the Company’s effective tax rate was due primarily to changes in state income taxes.

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

At December 31, 2014, the Company had net operating loss carryforwards for federal purposes of approximately $162.6 million that expire at varying dates through 2034. As of December 31, 2014, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $8.3 million. The balance of the gross unrecognized tax benefits is not expected to materially change in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three months ended March 31, 2014 and 2015, the accrued interest and penalties were immaterial.

NOTE 9 — Commitments and Contingencies

Commitments

In March 2014, the Company entered into a non-cancelable operating lease for a new Boston, MA facility which included a tenant improvement allowance of approximately $2.4 million, and as of March 31, 2015, there was a receivable balance associated with this allowance of $2.2 million.

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would not have a material effect on the Company’s operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “goal,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; our research program; our expectations regarding our costs, expenses and revenue; our effective tax rate, our deferred tax assets, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock price; our expectations regarding the amounts, timing and frequency of any payment of dividends; our expectations regarding our share repurchase program; our expectations regarding headcount and for granting equity awards, including the amount and timing thereof; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our legal proceedings; intellectual property; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

As of March 31, 2015, we had approximately $1.003 trillion of AUC and 9.0 million plan participants in plans for which the Professional Management service is available, which includes approximately $254 billion of AUC and 2.6 million plan participants in plans at 113 plan sponsors for which Income+ has been made available to participants.

As of March 31, 2015, we had 223 Income+ plan sponsor contracts, including the aforementioned 113 plan sponsors where Income+ has been made available to participants and 110 plan sponsors for which the service has not yet been made available, representing a total of approximately $396 billion of retirement assets and 4.0 million participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
All plans as of March 31, 2015
Professional Management available	9.7%	10.9%
Professional Management available 14 months or more	10.6%	12.1%
Professional Management available 26 months or more	11.3%	13.0%

(1)	We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of March 31, 2015, we performed a calculation to estimate the marked-to-market asset enrollment rate as of March 31, 2015, which we believe was approximately 10.9% where Professional Management is available, approximately 12.1% where Professional Management has been available for 14 months or more and approximately 13.1% where Professional Management has been available for 26 months or more.

As of March 31, 2015, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	2%
Bonds	27%
Domestic Equity	44%
International Equity	27%

Total	100%

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

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q2’14	Q3’14	Q4’14	Q1’15
	(In billions)

AUM, beginning of period	$92.0	$98.4	$101.9	$104.4
New Enrollment(1)	4.0	6.5	3.9	4.6
Voluntary Cancellations(2)	(1.2)	(1.5)	(2.6)	(1.9)
Involuntary Cancellations(3)	(1.4)	(1.2)	(1.9)	(1.6)
Contributions(4)	1.6	1.6	1.7	1.7
Market Movement and Other(5)	3.4	(1.9)	1.4	2.0

AUM, end of period	$98.4	$101.9	$104.4	$109.2

(1)	The aggregate amount of AUM, at the time of enrollment, of new members who enrolled in our Professional Management service within the period. We receive 401(k) account balances for each member at least weekly, including 401(k) account balances for new members. Accordingly, we are able to capture the 401(k) account balances within a week of enrollment for any given new member.
(2)	The aggregate amount of assets, at the time of cancellation, for voluntary cancellations from the Professional Management service within the period. Members may cancel at any time without any requirement to provide advance notice. Our quarter-end AUM excludes the assets of any account cancelled by a member prior to the end of the last day of the quarter. We can quantify this amount for any period by retrieving the account value from the last file received during the week prior to cancellation.
(3)	The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. Involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between April 1, 2015 and April 30, 2015 would cause the AUM that was reported as of March 31, 2015 to be reduced by 0.01%.
(4)	Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 86-89% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM.
(5)	Other factors affecting AUM include estimated market movement, plan administrative fees, participant loans and hardship withdrawals, and timing differences. We cannot separately quantify the impact of the other factors contained in this line item as the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement. We would expect that market movement would typically represent the most substantial portion of this line item in a given quarter.

Our AUM increases or decreases based on several factors. AUM can increase due to market performance, by the addition of new assets as participants enroll into our Professional Management service, both at existing sponsors as well as at new sponsors where the services have been made available, and by the addition of new assets from employee and employer contributions into their 401(k) accounts. AUM can decrease due to market performance and by the reduction of assets as a result of members terminating their membership, members rolling their assets out of the retirement plan, and sponsors canceling the Professional Management service. Historically, member cancellation rates have typically increased during periods where there has been a significant decline in stock market performance. In addition, member cancellation rates are typically the highest in the six months immediately following the completion of a given promotional campaign, and certain types of promotional techniques may result in higher than average cancellation rates at the end of the promotional period.

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

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2015, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended March 31, 2014 and 2015

	Three Months Ended March 31,		Three Months Ended March 31,		Increase (Decrease)
	2014	2015	2014	2015	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	87%	89%	$57,069	$66,583	$9,514	17%
Platform	12	10	8,290	7,890	(400)	(5)
Other	1	1	518	473	(45)	(9)

Total revenue	100	100	65,877	74,946	9,069	14
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	39	41	25,978	30,891	4,913	19
Research and development	12	12	7,921	8,945	1,024	13
Sales and marketing	18	19	11,877	14,615	2,738	23
General and administrative	9	10	5,870	7,158	1,288	22
Amortization of internal use software	3	2	1,512	1,176	(336)	(22)

Total costs and expenses	81	84	53,158	62,785	9,627	18

Income from operations	19	16	12,719	12,161	(558)	(4)
Interest income, net	—	—	36	62	26	72
Other income, net	—	—	3	—	(3)	(100)

Income before income tax expense	19	16	12,758	12,223	(535)	(4)
Income tax expense	7	5	4,941	4,322	(619)	(13)

Net income	12%	11%	$7,817	$7,901	$84	1%

Revenue

Total revenue increased $9.1 million, or 14%, from $65.9 million for the three months ended March 31, 2014 to $74.9 million for the three months ended March 31, 2015. This increase was due primarily to growth in professional management revenue of $9.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, offset by a decrease of $0.4 million in platform revenue. Professional management revenue and platform revenue comprised 89% and 10%, respectively, of total revenue for the three months ended March 31, 2015.

Professional Management Revenue

Professional management revenue increased $9.5 million, or 17%, from $57.1 million for the three months ended March 31, 2014 to $66.6 million for the three months ended March 31, 2015. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $89.8 billion for the three months ended March 31, 2014 to approximately $107.2 billion for the three months ended March 31, 2015. This increase in average AUM was driven primarily by contributions, increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, and market performance.

Platform Revenue

Platform revenue decreased $0.4 million, or 5%, from $8.3 million for the three months ended March 31, 2014 to $7.9 million for the three months ended March 31, 2015. This decrease was due primarily to a reduction in the amount of platform revenue we receive as a result of a small number of sponsors converting to a subadvisory plan provider, as well as platform fee reductions as a result of sponsors adding new asset-based professional management services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Costs and Expense

Costs and expenses increased $9.6 million, or 18%, from $53.2 million for the three months ended March 31, 2014 to $62.8 million for the three months ended March 31, 2015. This increase was due to a $4.9 million increase in cost of revenue, exclusive of amortization of internal use software, a $1.0 million increase in research and development expense, a $2.7 million increase in sales and marketing expense, a $1.3 million increase in general and administrative expense and a $0.3 million decrease in amortization of internal use software for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Across all functional areas, cash incentive compensation expense increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, as a result of anticipating higher cash incentive plan percentage achievement for the year ended December 31, 2015 compared to the year ended December 31, 2014, as well as headcount growth. Across all functional areas, non-cash stock-based compensation expense increased due primarily to equity awards granted within the last year. Our equity awards generally vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $4.9 million, or 19%, from $26.0 million for the three months ended March 31, 2014 to $30.9 million for the three months ended March 31, 2015. There was a $2.7 million increase in fees paid to plan providers for connectivity to plan and plan participant data for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to an increase in professional management revenue. There was also an increase of $1.0 million in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases, as well as an increase in non-cash stock-based compensation expense of $0.5 million and an increase in cash incentive compensation of $0.3 million. Facilities–related overhead expenses, including rent and depreciation, also increased by $0.4 million as headcount increased between the comparable periods. In addition, other equipment related expenses increased $0.2 million and consulting expenses increased $0.1 million. These increases were partially offset by a decrease in the quantity of subadvisory participant marketing materials and printed member materials of $0.3 million. As a percentage of revenue, cost of revenue increased from 39% for the three months ended March 31, 2014 to 41% for the three months ended March 31, 2015. The increase as a percentage of revenue was due primarily to wages, benefits, employer payroll tax and allocated human resources expenses, stock-based compensation expenses and data connectivity fees increasing at a faster rate than revenue. We expect our cost of revenue as a percent of revenue, exclusive of amortization of internal use software, to remain in the range of 40% to 42% throughout the year ended December 31, 2015.

Research and Development

Research and development expense increased $1.0 million, or 13%, from $7.9 million for the three months ended March 31, 2014 to $8.9 million for the three months ended March 31, 2015. There was a $0.3 million increase in cash incentive compensation and a $0.3 million increase in non-cash stock-based compensation expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. In addition, consulting expenses increased $0.2 million and facilities–related overhead expenses, including rent and depreciation, increased by $0.1 million. There was also a $0.1 million increase in wages, benefits, employer payroll tax and allocated human resources expenses, due primarily to annual compensation increases, as well as an increase in headcount and an increase in other expenses of $0.2 million. These increases were offset by a $0.2 million increase in the amount of internal use software capitalized due primarily to more developer hours dedicated to internal use software projects. As a percentage of revenue, research and development expense remained constant at 12% for the three months ended March 31, 2014 and 2015.

Sales and Marketing

Sales and marketing expense increased $2.7 million, or 23%, from $11.9 million for the three months ended March 31, 2014 to $14.6 million for the three months ended March 31, 2015. There was a $1.1 million increase in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases, as well as a $0.6 million increase in non-cash stock-based compensation expense and a $0.3 million increase in cash incentive compensation expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. In addition, there was a $0.3 million increase in facilities-related overhead expenses, including rent and depreciation. There was also a $0.2 million increase in consulting expense, a $0.1 million increase in general marketing programs and a $0.1 million increase in other expenses. As a percentage of revenue, sales and marketing expense increased from 18% for the three months ended March 31, 2014 to 19% for the three months ended March 31, 2015. The increase as a percentage of revenue was due primarily to wages, benefits, employer payroll tax and allocated human resources expenses and stock-based compensation expenses increasing at a faster rate than revenue.

In early 2015, we modified certain of our marketing campaigns, such that these campaigns do not qualify for capitalization per the accounting definition of direct response advertising and therefore are expensed as incurred, which we expect to result in an increase in advertising expense for the year ended December 31, 2015.

General and Administrative

General and administrative expense increased $1.3 million, or 22%, from $5.9 million for the three months ended March 31, 2014 to $7.2 million for the three months ended March 31, 2015. There was a $0.7 million increase in professional services expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to an increase in fees and expenses related to a variety of legal matters. There was also an increase in non-cash stock-based compensation expense of $0.5 million and $0.1 million increase in other expenses. As a percentage of revenue, general and administrative expense increased from 9% for the three months ended March 31, 2014 to 10% for the three months ended March 31, 2015. The increase as a percentage of revenue was due primarily to professional services expenses increasing at a faster rate than revenue.

Amortization of Internal Use Software

Amortization of internal use software decreased $0.3 million, or 22%, from $1.5 million for the three months ended March 31, 2014 to $1.2 million for the three months ended March 31, 2015, as there were more developer hours dedicated to updating and maintaining existing core services in recent periods, which are not capitalized as internal use software.

Income Taxes

Income tax expense decreased from $4.9 million for the three months ended March 31, 2014 to $4.3 million for the three months ended March 31, 2015. Our effective tax rate was 39% for the three months ended March 31, 2014 compared to 35% for the three months ended March 31, 2015 and decreased due primarily to changes in state income taxes. We would expect to see an effective tax rate of approximately 40%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of March 31, 2015, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended March 31,
Non-GAAP Adjusted EBITDA	2014	2015
	(In thousands, unaudited)

Net income	$7,817	$7,901
Interest income, net	(36)	(62)
Income tax expense	4,941	4,322
Depreciation and amortization	1,116	1,457
Amortization of internal use software	1,425	1,099
Amortization and impairment of direct response advertising	1,542	1,360
Amortization of deferred sales commissions	423	368
Stock-based compensation	4,780	6,524

Non-GAAP Adjusted EBITDA	$22,008	$22,969

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Three Months Ended March 31,
Non-GAAP Adjusted Net Income	2014	2015
	(In thousands, except per share data, unaudited)

Net income	$7,817	$7,901
Stock-based compensation, net of tax (1)	2,954	4,032

Non-GAAP Adjusted Net Income	$10,771	$11,933

Non-GAAP Adjusted Earnings Per Share	$0.20	$0.22

Shares of common stock outstanding	51,100	51,923
Dilutive stock options, RSUs and PSUs	2,162	1,365

Non-GAAP adjusted common shares outstanding	53,262	53,288

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the Comparisons of Three Months Ended March 31, 2014 and 2015 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash, cash equivalents and short-term investments and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of March 31, 2015, we had total cash, cash equivalents and short term investments of $311.0 million, compared to $306.4 million as of December 31, 2014.

Consolidated Cash Flow Data

	Three Months Ended March 31,
	2014	2015
	(In thousands)

Net cash provided by operating activities	$10,259	$14,830
Net cash used in investing activities	(12,582)	(16,651)
Net cash provided by (used in) financing activities	5,016	(8,563)

Net increase (decrease) in cash and cash equivalents	$2,693	$(10,384)
Cash and cash equivalents, end of period	$128,696	$116,180

Operating Activities

Operating activities for the three months ended March 31, 2015 resulted in cash provided of $14.8 million, as net income of $7.9 million and adjustments for non-cash expenses of $6.4 million, primarily related to amortization of non-cash stock-based compensation, depreciation, amortization and impairment of direct response advertising, amortization of internal use software, as well as the excess tax benefit associated with stock-based compensation. In addition, there was an increase in cash related to changes in operating assets and liabilities of $0.5 million. The increase in cash related to operating assets and liabilities was due primarily to an increase in accounts payable due primarily to an increase in excess tax benefits associated with stock-based compensation, partially offset by an increase in accounts receivable as revenue increased and a decrease in accrued compensation as a result of the 2014 cash incentive program payments.

Operating activities for the three months ended March 31, 2014 resulted in cash provided of $10.3 million, as net income of $7.8 million and adjustments for non-cash expenses of $7.8 million, primarily related to amortization of non-cash stock-based compensation, deferred tax assets, amortization and impairment of direct response advertising, and amortization of internal use software, as well as the excess tax benefit associated with stock-based compensation, offset by a decrease in cash related to changes in operating assets and liabilities of $5.4 million. The decrease in cash related to operating assets and liabilities was due primarily to a decrease in accrued compensation related to 2013 cash incentive program payments and a decrease in deferred revenue, offset by an increase in accounts payable.

Investing Activities

Net cash used in investing activities was $16.7 million for the three months ended March 31, 2015 compared to $12.6 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, cash used for the purchase of short-term investments was $44.9 million, offset by maturities of $30.0 million. The purchase of property and equipment decreased $1.1 million, as we spent $0.6 million related to capital expenditures during the three months ended March 31, 2015 compared to $1.7 million for the three months ended March 31, 2014 due primarily to capital equipment and leasehold improvements associated with the build-out of our Phoenix, AZ facility during the three months ended March 31, 2014. For the three months ended March 31, 2015, the amount of internal use software costs we capitalized increased to $1.1 million compared to 0.9 million for the three months ended March 31, 2014.

Financing Activities

Net cash used in financing activities was $8.6 million for the three months ended March 31, 2015 compared to net cash provided by financing activities of $5.0 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, we used $11.3 million for the repurchase of our common stock. For the three months ended March 31, 2015, we received $2.0 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $4.3 million during the three months ended March 31, 2014. Excess tax benefit associated with stock-based compensation increased to $4.2 million for the three months ended March 31, 2015 compared to $3.3 million for the three months ended March 31, 2014 due to an increase in the amount of stock-based compensation offsetting cash income taxes.

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50.0 million of our common stock over the subsequent twelve months. We have used $20.5 million of cash to repurchase our common stock to date and have $29.5 million remaining available for repurchase under the existing repurchase authorization limit. The stock repurchase program may be modified, extended or terminated by our Board at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.

For the three months ended March 31, 2015, we incurred cash dividend payments totaling $3.1 million, and incurred a subsequent payment of $3.6 million in April 2015 relating to dividends payable as of March 31, 2015 Based on the shares outstanding as of March 31, 2015 of 51,838,651 and assuming a $0.07 per share quarterly dividend for 2015, we would estimate dividend payments to total approximately $10.9 million for the period April 1, 2015 through December 31, 2015. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors. For the three months ended March 31, 2014, we incurred cash dividend payments totaling $2.5 million.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees that vest in November 2014, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting date. Based on the fair value of our common stock as of March 31, 2015 of $41.83 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $4.2 million for the remainder of 2015. We anticipate these cash payments to occur throughout each year with the largest portion typically occurring in November and with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the three months ended March 31, 2015, 89% of our revenue was derived from fees based on the market value of AUM compared to 87% for the year ended December 31, 2014. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the Exchange Act)) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) have concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I—Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes from the risk factors disclosed in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended March 31, 2015, we issued 102,961 shares of unregistered common stock for an aggregate purchase price of $0.6 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

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

	Total Number of Shares Purchased	Average Repurchase Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program
				(In thousands)
Period:
January 1, 2015 - January 31, 2015	—	$—	—	$—
February 1, 2015 - February 28, 2015	100,000	$41.04	100,000	$36,714
March 1, 2015 - March 31, 2015	175,000	$41.21	175,000	$29,502

Total	275,000	$41.15	275,000

Item 6. Exhibits

Exhibit Number	Description

3.(i)	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

3.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the Securities Act) or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2015

FINANCIAL ENGINES, INC.

/s/ Lawrence M. Raffone
Lawrence M. Raffone
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ Raymond J. Sims
Raymond J. Sims
Executive Vice President, Chief Financial Officer and Chief Risk Officer
(Duly authorized officer and principal financial officer)

/s/ Jeffrey C. Grace
Jeffrey C. Grace
VP, Controller and Principal Accounting Officer
(Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description

3.(i)	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

3.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the Securities Act) or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.