Form 10-Q
period 2015-06-30
Financial Engines, Inc.
filed 2015-08-05
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 51,762,319 shares of Common Stock, par value $0.0001, were outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2014	2015
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$126,564	$107,415
Short-term investments	179,885	209,736
Accounts receivable, net	66,001	70,653
Prepaid expenses	3,763	3,929
Deferred tax assets	7,932	10,148
Other current assets	5,445	5,440
Total current assets	389,590	407,321
Property and equipment, net	20,723	20,063
Internal use software, net	6,421	6,358
Long-term deferred tax assets	6,844	5,857
Direct response advertising, net	8,202	7,844
Other assets	3,265	2,799
Total assets	$435,045	$450,242
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,678	$25,381
Accrued compensation	10,103	11,300
Deferred revenue	5,840	6,799
Dividend payable	3,113	3,613
Other current liabilities	1,161	1,122
Total current liabilities	41,895	48,215
Long-term deferred revenue	427	313
Long-term deferred rent	8,689	8,912
Non-current tax liabilities	3,672	2,206
Other liabilities	151	292
Total liabilities	54,834	59,938
Contingencies (see note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2014 and June 30, 2015; None issued or outstanding as of December 31, 2014 and June 30, 2015	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2014 and June 30, 2015; 52,224 and 52,633 shares issued and 51,944 and 51,700 shares outstanding as of December 31, 2014 and June 30, 2015, respectively	5	5
Additional paid-in capital	404,908	433,141
Treasury stock, at cost (280 shares and 933 shares as of December 31, 2014 and June 30, 2015, respectively)	(9,182)	(36,482)
Accumulated deficit	(15,520)	(6,360)
Total stockholders’ equity	380,211	390,304
Total liabilities and stockholders’ equity	$435,045	$450,242

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(In thousands, except per share data)
Revenue:
Professional management	$60,735	$69,693	$117,804	$136,276
Platform	8,222	7,735	16,512	15,625
Other	832	811	1,350	1,284
Total revenue	69,789	78,239	135,666	153,185
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	27,178	33,691	53,156	64,582
Research and development	7,011	8,839	14,932	17,784
Sales and marketing	11,823	16,107	23,700	30,722
General and administrative	5,576	6,282	11,446	13,440
Amortization of internal use software	1,623	1,281	3,135	2,457
Total costs and expenses	53,211	66,200	106,369	128,985
Income from operations	16,578	12,039	29,297	24,200
Interest income, net	41	82	77	144
Other income (expense), net	—	(17)	3	(17)
Income before income taxes	16,619	12,104	29,377	24,327
Income tax expense	6,565	3,604	11,506	7,926
Net and comprehensive income	$10,054	$8,500	$17,871	$16,401
Dividends declared per share of common stock	$0.06	$0.07	$0.12	$0.14
Net income per share attributable to holders of common stock
Basic	$0.20	$0.16	$0.35	$0.32
Diluted	$0.19	$0.16	$0.34	$0.31
Shares used to compute net income per share attributable to holders of common stock
Basic	51,523	51,780	51,313	51,851
Diluted	53,275	53,194	53,270	53,241

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2014	2015
	(In thousands)
Cash flows from operating activities:
Net income	$17,871	$16,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,232	2,945
Amortization of internal use software	2,953	2,294
Stock-based compensation	9,850	12,716
Amortization of deferred sales commissions	804	764
Amortization and impairment of direct response advertising	3,097	2,726
Amortization of premium (discount) on short-term investments	1	(147)
Provision for doubtful accounts	356	500
Deferred tax	3,365	(2,696)
Loss (gain) on fixed asset disposal	(8)	—
Excess tax benefit associated with stock-based compensation	(8,109)	(10,048)
Changes in operating assets and liabilities:
Accounts receivable	(555)	(5,153)
Prepaid expenses	(478)	(166)
Direct response advertising	(1,749)	(2,367)
Other assets	413	(293)
Accounts payable	7,631	14,209
Accrued compensation	(7,287)	1,197
Deferred revenue	(243)	845
Deferred rent	(35)	190
Net cash provided by operating activities	30,109	33,917
Cash flows from investing activities:
Purchase of property and equipment	(3,234)	(2,549)
Sale of property and equipment	8	—
Capitalization of internal use software	(1,922)	(2,211)
Purchases of short-term investments	(89,902)	(119,704)
Maturities of short-term investments	60,000	90,000
Net cash used in investing activities	(35,050)	(34,464)
Cash flows from financing activities:
Payments on capital lease obligations	(50)	(58)
Excess tax benefit associated with stock-based compensation	8,109	10,048
Net share settlements for minimum tax withholdings	(128)	(587)
Repurchase of common stock	—	(27,301)
Proceeds from issuance of common stock	7,903	6,037
Cash dividend payments	(5,616)	(6,741)
Net cash provided by (used in) financing activities	10,218	(18,602)
Net increase (decrease) in cash and cash equivalents	5,277	(19,149)
Cash and cash equivalents, beginning of period	126,003	126,564
Cash and cash equivalents, end of period	$131,280	$107,415
Supplemental cash flows information:
Income taxes paid, net of refunds	$211	$1,449
Interest paid	$6	$5
Non-cash operating, investing and financing activities:
Purchase of property and equipment under capital lease	$169	$194
Unpaid purchases of property and equipment	$444	$660
Capitalized stock-based compensation for internal use software	$142	$183
Capitalized stock-based compensation for direct response advertising	$36	$44
Dividends declared but not yet paid	$3,097	$3,613

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2014 and June 30, 2015, the Company’s Statements of Income for the three and six months ended June 30, 2014 and 2015 and the Company’s Statements of Cash Flows for the six months ended June 30, 2014 and 2015. The results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new standard may also impact how the Company accounts for certain direct costs associated with its revenues. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard would become effective for the Company on January 1, 2018 and early adoption would be permitted on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 3 — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents are comprised of cash held primarily in money market accounts. Cash and cash equivalents consist of the following:

	December 31,	June 30,
	2014	2015
	(In thousands)
Cash	$35,636	$26,237
Money market fund	90,928	81,178
Total cash and cash equivalents	$126,564	$107,415

NOTE 4 — Short-Term Investments

The Company considers all investments purchased with an original remaining maturity of between three and twelve months at the date of purchase to be short-term investments. U.S. Treasury securities are classified as short-term investments and held-to-maturity. A reconciliation of amortized cost and fair value of short-term investments is as follows:

	December 31,	June 30,
	2014	2015
	(In thousands)
U.S. Treasury Securities:
Amortized cost	$179,885	$209,736
Gross unrecognized gains	12	91
Gross unrecognized losses	(28)	—
Fair value	$179,869	$209,827

NOTE 5 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reports its short-term investments in U.S. Treasury securities at amortized cost at each reporting period. There have been no changes in the Company’s valuation techniques during the six months ended June 30, 2015. The Company began purchasing U.S. Treasury securities in May 2013. The U.S. Treasury securities have maturity dates through June 2016. Both the money market funds and U.S. Treasury securities are classified as Level 1.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2014				As of June 30, 2015
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$90,928	$90,928	$—	$—	$81,178	$81,178	$—	$—
US Treasury Securities	$179,869	$179,869	$—	$—	$209,827	$209,827	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

Significant customer information is as follows:

Percentage of accounts receivable:	December 31, 2014	June 30, 2015
Empower Retirement TM(1)	13%	11%
Aon Hewitt Financial Advisors, LLC	10%	10%

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of revenue:	2014	2015	2014	2015
Empower Retirement TM(1)	11%	10%	11%	10%
Aon Hewitt Financial Advisors, LLC	8%	10%	8%	10%

(1)

Empower RetirementTM refers to Advised Assets Group, LLC, operating under the brand identity Empower RetirementTM, which purchased J.P. Morgan Retirement Plan Services LLC under an agreement dated April 2, 2014.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(In thousands)
Stock-based compensation:
Cost of revenue	$674	$1,075	$1,258	$2,131
Research and development	1,128	1,297	2,248	2,712
Sales and marketing	1,391	1,941	2,805	3,891
General and administrative	1,782	1,792	3,357	3,818
Amortization of internal use software	95	87	182	164
Total stock-based compensation	$5,070	$6,192	$9,850	$12,716

On a quarterly basis, the Company updates its Black-Scholes option pricing model to reflect the anticipated dividends to be paid over the expected term of the awards. For the three months ended June 30, 2015, the Company included a dividend yield of 0.7%.

Cash Dividends

On July 28, 2015, the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on October 6, 2015 to record-holders as of September 22, 2015. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of June 30, 2015, the Company had a dividend payable balance of $3.6 million, which was paid to stockholders in July 2015.

Stock Repurchase Program

On November 5, 2014, the Board of Directors approved a stock repurchase program of up to $50.0 million of the Company’s common stock over a twelve-month period of which $36.5 million has been utilized as of June 30, 2015. Any share repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, and may or may not be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and amount of any shares repurchased will depend on a variety of factors, including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of The NASDAQ Stock Market), any additional constraints related to material inside information the Company may possess, and capital availability. The Company has no commitment to make any repurchases. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The Company repurchased shares of its common stock in the open market during the periods presented as follows:

	Number of Shares	Average Repurchase Price Per Share	Amount
			(In thousands)
2015:
Second quarter	378,000	$42.29	$15,984
First quarter	275,000	$41.15	$11,317
2014:
Fourth quarter	280,000	$32.79	$9,182
	933,000		$36,483

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$10,054	$8,500	$17,871	$16,401

Denominator (basic):
Net weighted average common shares outstanding	51,523	51,780	51,313	51,851

Denominator (diluted):
Weighted average common shares outstanding	51,523	51,780	51,313	51,851
Dilutive stock options and awards outstanding	1,451	1,034	1,662	1,020
Dilutive unvested restricted stock units	260	380	259	356
Dilutive unvested performance stock units	41	—	36	14
Net weighted average common shares outstanding	53,275	53,194	53,270	53,241

Net income per share attributable to holders of common stock:
Basic	$0.20	$0.16	$0.35	$0.32
Diluted	$0.19	$0.16	$0.34	$0.31

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(In thousands)
Stock options outstanding	665	965	488	1,520
Restricted stock units outstanding	58	—	29	—
Total anti-dilutive common equivalent shares	723	965	517	1,520

NOTE 8 — Income Taxes

The Company recorded an income tax provision of $6.6 million and $3.6 million for the three months ended June 30, 2014 and 2015, respectively and an income tax provision of $11.5 million and $7.9 million for the six months ended June 30, 2014 and 2015, respectively. The Company’s effective tax rate was 40% and 30% for the three months ended June 30, 2014 and 2015, respectively and was 39% and 33% for the six months ended June 30, 2014 and 2015, respectively. The decrease in the Company’s effective tax rate was due primarily to the recognition of tax benefits upon resolution of income tax uncertainties and changes in state taxes.

As of December 31, 2014, the Company continues to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize its federal deferred tax assets and its State of California deferred tax assets in future periods. The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open due to loss carryforwards and may be subject to examination in one or more jurisdictions.

At December 31, 2014, the Company had net operating loss carryforwards for federal purposes of approximately $162.6 million that expire at varying dates through 2034. As of December 31, 2014, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $8.3 million. As of June 30, 2015, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.7 million, and does not expect this to change materially for the remainder of the year.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended June 30, 2014 and 2015, the accrued interest and penalties were immaterial.

NOTE 9 — Commitments and Contingencies

Commitments

In March 2014, the Company entered into a non-cancelable operating lease for a new Boston, Massachusetts facility which included a tenant improvement allowance of approximately $2.4 million. As of December 31, 2014 and June 30, 2015, there was a receivable balance associated with this allowance of $2.2 million and $2.3 million, respectively. This balance was received in full by the Company in July 2015. The Company classifies tenant improvement allowances in its Consolidated Balance Sheets under deferred rent and in its Consolidated Statements of Cash Flows under operating activities.

In June 2015, the Company entered into a non-cancelable operating lease amendment for its Phoenix, Arizona facility totaling $2.6 million in future minimum payments through December 2021. The lease amendment added an additional 10,953 square feet of office space and extended the lease term to December 2021.  The lease amendment includes a tenant improvement allowance of approximately $0.4 million, which had not been drawn upon as of June 30, 2015.

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would not have a material effect on the Company’s operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “goal,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; potential impact of our efforts to encourage enrollment, including into our Professional Management service; our expectations as to trends and timing related to the commencement of campaigns by plan sponsors; our research program; our expectations regarding our costs, expenses and revenue, AUM and AUC, and trends and factors which may impact the same; our effective tax rate, our deferred tax assets, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock price; our expectations regarding the amounts, timing and frequency of any payment of dividends; our expectations regarding our share repurchase program; potential impact of our Phoenix lease amendment on our expenses and our expectations regarding cash expenditures relating to that facility; our expectations regarding headcount and for granting equity awards, including the amount and timing thereof; impact of our accounting policies; benefit of non-GAAP financial measures; our expectations regarding timing and amounts of cash payments incurred in relation to tax withholding obligations for restricted stock units; our disclosure controls and procedures; our legal proceedings; intellectual property; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

As of June 30, 2015, we had approximately $1.014 trillion of AUC and 9.1 million plan participants in plans for which the Professional Management service is available, which includes approximately $269 billion of AUC and 2.8 million plan participants in plans at 132 plan sponsors for which Income+ has been made available to participants.

As of June 30, 2015, we had 249 Income+ plan sponsor contracts, including the aforementioned 132 plan sponsors where Income+ has been made available to participants and 117 plan sponsors for which the service has not yet been made available, representing a total of approximately $424 billion of retirement assets and 4.3 million participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
All plans as of June 30, 2015
Professional Management available	9.8%	11.3%
Professional Management available 14 months or more	10.6%	12.4%
Professional Management available 26 months or more	11.5%	13.3%

(1)

We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of June 30, 2015, we performed a calculation to estimate the marked-to-market asset enrollment rate as of June 30, 2015, which we believe was approximately 11.3% where Professional Management is available, approximately 12.4% where Professional Management has been available for 14 months or more and approximately 13.3% where Professional Management has been available for 26 months or more.

As of June 30, 2015, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	2%
Bonds	26%
Domestic Equity	45%
International Equity	27%
Total	100%

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

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q3'14	Q4'14	Q1'15	Q2'15
	(In billions)
AUM, beginning of period	$98.4	$101.9	$104.4	$109.2
New Enrollment(1)	6.5	3.9	4.6	6.5
Voluntary Cancellations(2)	(1.5)	(2.6)	(1.9)	(1.6)
Involuntary Cancellations(3)	(1.2)	(1.9)	(1.6)	(1.7)
Contributions(4)	1.6	1.7	1.7	1.8
Market Movement and Other(5)	(1.9)	1.4	2.0	0.3
AUM, end of period	$101.9	$104.4	$109.2	$114.5

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

(3)

The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. There were no involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between July 1, 2015 and July 30, 2015 that would cause the AUM that was reported as of June 30, 2015 to be reduced.

(4)

Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 86-90% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM.

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

Sales and Marketing. Sales and marketing expense includes costs associated with product and consumer marketing, provider and sponsor relationship management, provider and sponsor marketing, direct sales, corporate communications, public relations, analytics, creative services and printing of, and postage for, marketing materials for direct advisory relationships, including amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs.

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

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2015, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended June 30, 2014 and 2015

	Three Months Ended June 30,		Three Months Ended June 30,		Increase (Decrease)
	2014	2015	2014	2015	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	87%	89%	$60,735	$69,693	$8,958	15%
Platform	12	10	8,222	7,735	(487)	(6)
Other	1	1	832	811	(21)	(3)
Total revenue	100	100	69,789	78,239	8,450	12
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	39	43	27,178	33,691	6,513	24
Research and development	10	11	7,011	8,839	1,828	26
Sales and marketing	17	21	11,823	16,107	4,284	36
General and administrative	8	8	5,576	6,282	706	13
Amortization of internal use software	2	2	1,623	1,281	(342)	(21)
Total costs and expenses	76	85	53,211	66,200	12,989	24
Income from operations	24	15	16,578	12,039	(4,539)	(27)
Interest income, net	—	—	41	82	41	100
Other income (expense), net	—	—	—	(17)	(17)	N/A
Income before income tax expense	24	15	16,619	12,104	(4,515)	(27)
Income tax expense	10	4	6,565	3,604	(2,961)	(45)
Net income	14%	11%	$10,054	$8,500	$(1,554)	(15)%

Revenue

Total revenue increased $8.5 million, or 12%, from $69.8 million for the three months ended June 30, 2014 to $78.2 million for the three months ended June 30, 2015. This increase was due primarily to growth in professional management revenue of $9.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, offset by a decrease of $0.5 million in platform revenue. Professional management revenue and platform revenue comprised 89% and 10%, respectively, of total revenue for the three months ended June 30, 2015.

Professional Management Revenue

Professional management revenue increased $9.0 million, or 15%, from $60.7 million for the three months ended June 30, 2014 to $69.7 million for the three months ended June 30, 2015. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $95.5 billion for the three months ended June 30, 2014 to approximately $113.0 billion for the three months ended June 30, 2015. This increase in average AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, contributions, and market performance.

Platform Revenue

Platform revenue decreased $0.5 million, or 6%, from $8.2 million for the three months ended June 30, 2014 to $7.7 million for the three months ended June 30, 2015. This decrease was due primarily to platform fee reductions as a result of a small number of sponsors converting to a subadvisory plan provider, as well as sponsors adding new asset-based professional management services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Costs and Expense

Costs and expenses increased $13.0 million, or 24%, from $53.2 million for the three months ended June 30, 2014 to $66.2 million for the three months ended June 30, 2015. This increase was due to a $6.5 million increase in cost of revenue, exclusive of amortization of internal use software, a $1.8 million increase in research and development expense, a $4.3 million increase in sales and marketing expense, and a $0.7 million increase in general and administrative expense, partially offset by a $0.3 million decrease in amortization of internal use software for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Across all functional areas, cash incentive compensation expense increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, as a result of anticipating higher cash incentive plan percentage achievement for the year ended December 31, 2015 compared to the year ended December 31, 2014, as well as headcount growth. Across all functional areas, non-cash stock-based compensation expense increased due primarily to equity awards granted within the last year. Our equity awards generally vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods.

We currently anticipate issuing equity awards with an aggregate estimated expense value of approximately $9.4 million, net of estimated forfeitures, to certain of our existing non-executive employees in mid-November 2015. We expect to account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

In June 2015, we entered into a facilities operating lease amendment for our Phoenix, Arizona facility with $2.6 million in total future minimum payments through December 2021. We expect this operating lease amendment will increase our rent expense by an average of approximately $0.3 million per year over the lease term.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $6.5 million, or 24%, from $27.2 million for the three months ended June 30, 2014 to $33.7 million for the three months ended June 30, 2015. There was a $3.6 million increase in fees paid to plan providers for connectivity to plan and plan participant data for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due primarily to an increase in professional management revenue. There was also an increase of $1.2 million in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases, as well as an increase in non-cash stock-based compensation expense of $0.4 million and an increase in cash incentive compensation expense of $0.5 million. Facilities–related overhead expenses, including rent and depreciation, also increased by $0.4 million as headcount increased between the comparable periods. In addition, subadvisory participant marketing materials and printed member materials increased by $0.3 million and other equipment related expenses increased $0.1 million. As a percentage of revenue, cost of revenue increased from 39% for the three months ended June 30, 2014 to 43% for the three months ended June 30, 2015. The increase as a percentage of revenue was due primarily to data connectivity fees, wages, benefits, employer payroll tax and allocated human resources expenses, and cash incentive compensation expense increasing at a faster rate than revenue. We expect our cost of revenue as a percent of revenue, exclusive of amortization of internal use software, to be approximately 42% for the year ended December 31, 2015.

Research and Development

Research and development expense increased $1.8 million, or 26%, from $7.0 million for the three months ended June 30, 2014 to $8.8 million for the three months ended June 30, 2015. There was a $1.0 million increase in cash incentive compensation expense and a $0.2 million increase in non-cash stock-based compensation expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. There was also a $0.4 million increase in wages, benefits, employer payroll tax and allocated human resources expenses, due primarily to annual compensation increases. In addition, consulting expense increased $0.2 million and facilities–related overhead expenses, including rent and depreciation, increased by $0.1 million. These increases were offset by a $0.1 million increase in the amount of internal use software capitalized due primarily to more developer hours dedicated to internal use software projects. As a percentage of revenue, research and development expense increased from 10% for the three months ended June 30, 2014 to 11% for the three months ended June 30, 2015. The increase as a percentage of revenue was due primarily to cash incentive compensation expense increasing at a faster rate than revenue.

Sales and Marketing

Sales and marketing expense increased $4.3 million, or 36%, from $11.8 million for the three months ended June 30, 2014 to $16.1 million for the three months ended June 30, 2015. There was a $1.7 million increase in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases, as well as a $0.5 million increase in non-cash stock-based compensation expense and a $1.0 million increase in cash incentive compensation expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. In addition, there was a $0.3 million increase in facilities-related overhead expenses, including rent and depreciation. There was also a $0.5 million increase in consulting expense related to product and consumer marketing, a $0.1 million increase in travel expense and a $0.2 million increase in other expenses. As a percentage of revenue, sales and marketing expense increased from 17% for the three months ended June 30, 2014 to 21% for the three months ended June 30, 2015. The increase as a percentage of revenue was due primarily to wages, benefits, employer payroll tax and allocated human resources expenses and cash incentive compensation expense increasing at a faster rate than revenue.

In early 2015, we modified certain of our marketing campaigns, such that these campaigns do not qualify for capitalization per the accounting definition of direct response advertising and therefore are expensed as incurred, which we expect to result in an increase in advertising expense for the year ended December 31, 2015.

General and Administrative

General and administrative expense increased $0.7 million, or 13%, from $5.6 million for the three months ended June 30, 2014 to $6.3 million for the three months ended June 30, 2015. There was a $0.3 million increase in cash incentive compensation expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  In addition, there was a $0.2 million increase in professional services expense, a $0.1 million increase in consulting expense and a $0.1 million increase in other expenses. As a percentage of revenue, general and administrative expense remained constant at 8% for the three months ended June 30, 2014 and 2015.

Amortization of Internal Use Software

Amortization of internal use software decreased $0.3 million, or 21%, from $1.6 million for the three months ended June 30, 2014 to $1.3 million for the three months ended June 30, 2015, as there were more developer hours dedicated to updating and maintaining existing core services in recent periods, which are not capitalized as internal use software.

Income Taxes

Income tax expense decreased from $6.6 million for the three months ended June 30, 2014 to $3.6 million for the three months ended June 30, 2015. Our effective tax rate was 40% for the three months ended June 30, 2014 compared to 30% for the three months ended June 30, 2015 and decreased due primarily to the recognition of tax benefits upon resolution of income tax uncertainties and changes in state taxes. We would expect to see an effective tax rate of approximately 40%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of June 30, 2015, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.

Comparison of Six Months Ended June 30, 2014 and 2015

	Six Months Ended June 30,		Six Months Ended June 30,		Increase (Decrease)
	2014	2015	2014	2015	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	87%	89%	$117,804	$136,276	$18,472	16%
Platform	12	10	16,512	15,625	(887)	(5)
Other	1	1	1,350	1,284	(66)	(5)
Total revenue	100	100	135,666	153,185	17,519	13
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	39	42	53,156	64,582	11,426	21
Research and development	11	11	14,932	17,784	2,852	19
Sales and marketing	18	20	23,700	30,722	7,022	30
General and administrative	8	9	11,446	13,440	1,994	17
Amortization of internal use software	2	2	3,135	2,457	(678)	(22)
Total costs and expenses	78	84	106,369	128,985	22,616	21
Income from operations	22	16	29,297	24,200	(5,097)	(17)
Interest income, net	—	—	77	144	67	87
Other income (expense), net	—	—	3	(17)	(20)	N/A
Income before income tax expense	22	16	29,377	24,327	(5,050)	(17)
Income tax expense	9	5	11,506	7,926	(3,580)	(31)
Net income	13%	11%	$17,871	$16,401	$(1,470)	(8)%

Revenue

Total revenue increased $17.5 million, or 13%, from $135.7 million for the six months ended June 30, 2014 to $153.2 million for the six months ended June 30, 2015. This increase was due primarily to growth in professional management revenue of $18.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, offset by a decrease of $0.9 million in platform revenue. Professional management revenue and platform revenue comprised 89% and 10%, respectively, of total revenue for the six months ended June 30, 2015.

Professional Management Revenue

Professional management revenue increased $18.5 million, or 16%, from $117.8 million for the six months ended June 30, 2014 to $136.3 million for the six months ended June 30, 2015. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $92.7 billion for the six months ended June 30, 2014 to approximately $109.6 billion for the six months ended June 30, 2015. This increase in average AUM was driven primarily by increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, contributions, and market performance.

Platform Revenue

Platform revenue decreased $0.9 million, or 5%, from $16.5 million for the six months ended June 30, 2014 to $15.6 million for the six months ended June 30, 2015. This decrease was due primarily to platform fee reductions as a result of sponsors adding new asset-based professional management services, as well as a small number of sponsors converting to a subadvisory plan provider. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue decreased $0.1 million, or 5%, from $1.4 million for the six months ended June 30, 2014 to $1.3 million for the six months ended June 30, 2015. This decrease was due primarily to a decrease in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expense

Costs and expenses increased $22.6 million, or 21%, from $106.4 million for the six months ended June 30, 2014 to $129.0 million for the six months ended June 30, 2015. This increase was due to a $11.4 million increase in cost of revenue, exclusive of amortization of internal use software, a $2.9 million increase in research and development expense, a $7.0 million increase in sales and marketing expense, and a $2.0 million increase in general and administrative expense, partially offset by a $0.7 million decrease in amortization of internal use software for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Across all functional areas, cash incentive compensation expense increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, as a result of anticipating higher cash incentive plan percentage achievement for the year ended December 31, 2015 compared to the year ended December 31, 2014, as well as headcount growth. Across all functional areas, non-cash stock-based compensation expense increased due primarily to equity awards granted within the last year. Our equity awards generally vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $11.4 million, or 21%, from $53.2 million for the six months ended June 30, 2014 to $64.6 million for the six months ended June 30, 2015. There was a $6.2 million increase in fees paid to plan providers for connectivity to plan and plan participant data for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due primarily to an increase in professional management revenue. There was also an increase of $2.2 million in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases, as well as an increase in non-cash stock-based compensation expense of $0.9 million and an increase in cash incentive compensation expense of $0.7 million. Facilities–related overhead expenses, including rent and depreciation, also increased by $0.8 million as headcount increased between the comparable periods. In addition, other equipment related expense increased $0.3 million, consulting expense increased $0.2 million and other expenses increased $0.1 million. As a percentage of revenue, cost of revenue increased from 39% for the six months ended June 30, 2014 to 42% for the six months ended June 30, 2015. The increase as a percentage of revenue was due primarily to data connectivity fees and wages, benefits, employer payroll tax and allocated human resources expenses, and non-cash stock-based compensation expenses increasing at a faster rate than revenue.

Research and Development

Research and development expense increased $2.9 million, or 19%, from $14.9 million for the six months ended June 30, 2014 to $17.8 million for the six months ended June 30, 2015. There was a $1.4 million increase in cash incentive compensation expense and a $0.5 million increase in non-cash stock-based compensation expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. In addition, there was a $0.6 million increase in wages, benefits, employer payroll tax and allocated human resources expenses, due primarily to annual compensation increases.  There was also a $0.4 million increase in consulting expense, a $0.2 million increase in facilities–related overhead expenses, including rent and depreciation, and a $0.1 million increase in other expenses. These increases were offset by a $0.3 million increase in the amount of internal use software capitalized due primarily to more developer hours dedicated to internal use software projects. As a percentage of revenue, research and development expense remained constant at 11% for the six months ended June 30, 2014 and 2015.

Sales and Marketing

Sales and marketing expense increased $7.0 million, or 30%, from $23.7 million for the six months ended June 30, 2014 to $30.7 million for the six months ended June 30, 2015. There was a $2.8 million increase in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases, as well as a $1.1 million increase in non-cash stock-based compensation expense and a $1.3 million increase in cash incentive compensation expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. In addition, there was a $0.7 million increase in facilities-related overhead expenses, including rent and depreciation. There was also a $0.7 million increase in consulting expense related to product and consumer marketing, a $0.2 million increase in travel expense and a $0.2 million increase in other equipment related expenses. There was a $0.2 million increase in advisory printed enrollment materials expense, and a $0.1 million increase in general marketing programs expense, offset by a $0.3 million decrease in other expenses. As a percentage of revenue, sales and marketing expense increased from 18% for the six months ended June 30, 2014 to 20% for the six months ended June 30, 2015. The increase as a percentage of revenue was due primarily to wages, benefits, employer payroll tax and allocated human resources expenses and cash incentive compensation expense increasing at a faster rate than revenue.

General and Administrative

General and administrative expense increased $2.0 million, or 17%, from $11.4 million for the six months ended June 30, 2014 to $13.4 million for the six months ended June 30, 2015. There was a $0.9 million increase in professional services expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due primarily to an increase in fees and expenses related to a variety of legal matters. There was also an increase in non-cash stock-based compensation expense of $0.5 million, an increase in cash incentive compensation expense of $0.4 million and an increase in consulting and other expenses of $0.2 million. As a percentage of revenue, general and administrative expense increased from 8% for the six months ended June 30, 2014 to 9% for the six months ended June 30, 2015. The increase as a percentage of revenue was due primarily to professional services expense and cash incentive compensation expense increasing at a faster rate than revenue.

Amortization of Internal Use Software

Amortization of internal use software decreased $0.7 million, or 22%, from $3.1 million for the six months ended June 30, 2014 to $2.5 million for the six months ended June 30, 2015, as there were more developer hours dedicated to updating and maintaining existing core services in recent periods, which are not capitalized as internal use software.

Income Taxes

Income tax expense decreased from $11.5 million for the six months ended June 30, 2014 to $7.9 million for the six months ended June 30, 2015. Our effective tax rate was 39% for the six months ended June 30, 2014 compared to 33% for the six months ended June 30, 2015 and decreased due primarily to the recognition of tax benefits upon resolution of income tax uncertainties and changes in state taxes.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Adjusted EBITDA	2014	2015	2014	2015
	(In thousands, unaudited)
Net income	$10,054	$8,500	$17,871	$16,401
Interest income, net	(41)	(82)	(77)	(144)
Income tax expense	6,565	3,604	11,506	7,926
Depreciation and amortization	1,116	1,488	2,232	2,945
Amortization of internal use software	1,528	1,195	2,953	2,294
Amortization and impairment of direct response advertising	1,555	1,366	3,097	2,726
Amortization of deferred sales commissions	381	396	804	764
Stock-based compensation	5,070	6,192	9,850	12,716
Non-GAAP Adjusted EBITDA	$26,228	$22,659	$48,236	$45,628

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Adjusted Net Income	2014	2015	2014	2015
	(In thousands, except per share data, unaudited)
Net income	$10,054	$8,500	$17,871	$16,401
Stock-based compensation, net of tax (1)	3,133	3,826	6,087	7,858
Non-GAAP Adjusted Net Income	$13,187	$12,326	$23,958	$24,259

Non-GAAP Adjusted Earnings Per Share	$0.25	$0.23	$0.45	$0.46

Shares of common stock outstanding	51,523	51,780	51,313	51,851
Dilutive stock options, RSUs and PSUs	1,752	1,414	1,957	1,390
Non-GAAP adjusted common shares outstanding	53,275	53,194	53,270	53,241

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparisons of the three and six months ended June 30, 2014 and 2015 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash, cash equivalents and short-term investments and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of June 30, 2015, we had total cash, cash equivalents and short term investments of $317.2 million, compared to $306.4 million as of December 31, 2014.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2014	2015
	(In thousands)
Net cash provided by operating activities	$30,109	$33,917
Net cash used in investing activities	(35,050)	(34,464)
Net cash provided by (used in) financing activities	10,218	(18,602)
Net increase (decrease) in cash and cash equivalents	$5,277	$(19,149)
Cash and cash equivalents, end of period	$131,280	$107,415

Operating Activities

Operating activities for the six months ended June 30, 2015 resulted in cash provided of $33.9 million, as net income of $16.4 million and adjustments for non-cash expenses of $9.1 million, primarily related to amortization of non-cash stock-based compensation, depreciation, amortization and impairment of direct response advertising, amortization of internal use software, as well as the excess tax benefit associated with stock-based compensation. In addition, there was an increase in cash related to changes in operating assets and liabilities of $8.5 million. The increase in cash related to operating assets and liabilities was due primarily to an increase in accounts payable due primarily to an increase in excess tax benefits associated with stock-based compensation, partially offset by an increase in accounts receivable as revenue increased and direct response advertising costs capitalized in the period.

Operating activities for the six months ended June 30, 2014 resulted in cash provided of $30.1 million, as net income of $17.9 million and adjustments for non-cash expenses of $14.5 million, primarily related to amortization of non-cash stock-based compensation, deferred tax assets, amortization and impairment of direct response advertising, and amortization of internal use software, as well as the excess tax benefit associated with stock-based compensation, offset by a decrease in cash related to changes in operating assets and liabilities of $2.3 million. The decrease in cash related to operating assets and liabilities was due primarily to a decrease in accrued compensation related to 2013 cash incentive program payments and a decrease in the amount capitalized for direct response advertising, offset by an increase in accounts payable.

In June 2015, we entered into a facilities operating lease amendment for our Phoenix, Arizona facility with $2.6 million in total future minimum payments through December 2021. As a result of this amendment, we expect cash rental payments to increase by an average of approximately $0.3 million per year.

Investing Activities

Net cash used in investing activities was $34.5 million for the six months ended June 30, 2015 compared to $35.1 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, cash used for the purchase of short-term investments was $119.7 million, offset by maturities of $90.0 million. The purchase of property and equipment decreased $0.7 million, as we spent $2.5 million related to capital expenditures during the six months ended June 30, 2015 compared to $3.2 million for the six months ended June 30, 2014 due primarily to capital equipment and leasehold improvements associated with the build-out of our Phoenix, Arizona facility during the six months ended June 30, 2014. For the six months ended June 30, 2015, the amount of internal use software costs we capitalized increased to $2.2 million compared to $1.9 million for the six months ended June 30, 2014.

We expect cash expenditures associated with capital equipment purchases related to the build-out of the new Phoenix, Arizona facility to be approximately $0.8 million over the period of June 2015 through December 2015.

Financing Activities

Net cash used in financing activities was $18.6 million for the six months ended June 30, 2015 compared to net cash provided by financing activities of $10.2 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, we used $27.3 million for the repurchase of our common stock. For the six months ended June 30, 2015, we received $6.0 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $7.9 million during the six months ended June 30, 2014. Excess tax benefit associated with stock-based compensation increased to $10.0 million for the six months ended June 30, 2015 compared to $8.1 million for the six months ended June 30, 2014 due to an increase in the amount of stock-based compensation offsetting cash income taxes.

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50.0 million of our common stock over the subsequent twelve months. We have used $36.5 million of cash to repurchase our common stock to date and have $13.5 million remaining available for repurchase under the existing repurchase authorization limit. The stock repurchase program may be modified, extended or terminated by our Board of Directors at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.

For the six months ended June 30, 2015, we incurred cash dividend payments totaling $6.7 million, and incurred a subsequent payment of $3.6 million in July 2015 relating to dividends payable as of June 30, 2015. Based on the shares outstanding as of June 30, 2015 of 51,699,913 and assuming a $0.07 per share quarterly dividend for 2015, we would estimate the remaining anticipated dividend payment, expected to be paid in October 2015, to total approximately $3.6 million. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors. For the six months ended June 30, 2014, we incurred cash dividend payments totaling $5.6 million.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting dates. Based on the fair value of our common stock as of June 30, 2015 of $42.48 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $3.9 million for the remainder of 2015. We anticipate these cash payments to occur throughout each year with the largest amounts typically occurring in the first and fourth quarters, and with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the six months ended June 30, 2015, 89% of our revenue was derived from fees based on the market value of AUM compared to 87% for the year ended December 31, 2014. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended June 30, 2015, we issued 36,056 shares of unregistered common stock for an aggregate purchase price of $0.3 million upon the exercise of previously granted options which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

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

	Total Number of Shares Purchased	Average Repurchase Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program
				(In thousands)
Period:
April 1, 2015 - April 30, 2015	—	$—	—	$29,502
May 1, 2015 - May 31, 2015	252,000	$41.70	252,000	$18,994
June 1, 2015 - June 30, 2015	126,000	$43.46	126,000	$13,518
Total	378,000	$42.29	378,000

Item 6. Exhibits

Exhibit Number	Description

3.(i)

Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

3.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.1#	Form of 2015 Amended and Restated 2009 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.
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

Date: August 5, 2015

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

3.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.1#	Form of 2015 Amended and Restated 2009 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.
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