Form 10-Q
period 2015-09-30
Financial Engines, Inc.
filed 2015-11-05
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, 51,501,774 shares of Common Stock, par value $0.0001, were outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2014	2015
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$126,564	$122,527
Short-term investments	179,885	204,708
Accounts receivable, net	66,001	71,814
Prepaid expenses	3,763	4,816
Deferred tax assets	7,932	12,251
Other current assets	5,445	2,913
Total current assets	389,590	419,029
Property and equipment, net	20,723	19,608
Internal use software, net	6,421	6,622
Long-term deferred tax assets	6,844	6,583
Direct response advertising, net	8,202	7,528
Other assets	3,265	2,374
Total assets	$435,045	$461,744
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,678	$24,006
Accrued compensation	10,103	12,816
Deferred revenue	5,840	7,553
Dividend payable	3,113	3,601
Other current liabilities	1,161	1,143
Total current liabilities	41,895	49,119
Long-term deferred revenue	427	309
Long-term deferred rent	8,689	9,091
Non-current tax liabilities	3,672	2,206
Other liabilities	151	293
Total liabilities	54,834	61,018
Contingencies (see note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2014 and September 30, 2015; None issued or outstanding as of December 31, 2014 and September 30, 2015	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2014 and September 30, 2015; 52,224 and 52,748 shares issued and 51,944 and 51,471 shares outstanding as of December 31, 2014 and September 30, 2015, respectively	5	5
Additional paid-in capital	404,908	449,842
Treasury stock, at cost (280 shares and 1,277 shares as of December 31, 2014 and September 30, 2015, respectively)	(9,182)	(47,637)
Accumulated deficit	(15,520)	(1,484)
Total stockholders’ equity	380,211	400,726
Total liabilities and stockholders’ equity	$435,045	$461,744

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(In thousands, except per share data)
Revenue:
Professional management	$63,226	$70,225	$181,030	$206,501
Platform	8,316	7,501	24,828	23,126
Other	1,209	1,087	2,559	2,371
Total revenue	72,751	78,813	208,417	231,998
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	30,280	32,950	83,436	97,532
Research and development	7,460	8,753	22,392	26,537
Sales and marketing	12,907	15,526	36,607	46,248
General and administrative	5,549	6,280	16,995	19,720
Amortization of internal use software	1,574	1,223	4,709	3,680
Total costs and expenses	57,770	64,732	164,139	193,717
Income from operations	14,981	14,081	44,278	38,281
Interest income, net	44	119	121	263
Other income (expense), net	(4)	—	(1)	(17)
Income before income taxes	15,021	14,200	44,398	38,527
Income tax expense	6,014	5,723	17,520	13,649
Net and comprehensive income	$9,007	$8,477	$26,878	$24,878
Dividends declared per share of common stock	$0.06	$0.07	$0.18	$0.21
Net income per share attributable to holders of common stock
Basic	$0.17	$0.16	$0.52	$0.48
Diluted	$0.17	$0.16	$0.50	$0.47
Shares used to compute net income per share attributable to holders of common stock
Basic	51,811	51,655	51,481	51,586
Diluted	53,312	52,934	53,286	52,939

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2015
	(In thousands)
Cash flows from operating activities:
Net income	$26,878	$24,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,493	4,484
Amortization of internal use software	4,432	3,433
Stock-based compensation	14,745	19,196
Amortization of deferred sales commissions	1,173	1,217
Amortization and impairment of direct response advertising	4,631	4,132
Amortization of premium (discount) on short-term investments	(22)	(268)
Provision for doubtful accounts	472	733
Deferred tax	6,936	(5,524)
Loss (gain) on fixed asset disposal	(8)	—
Excess tax benefit associated with stock-based compensation	(10,363)	(17,946)
Changes in operating assets and liabilities:
Accounts receivable	(5,484)	(6,546)
Prepaid expenses	(926)	(1,053)
Direct response advertising	(3,301)	(3,448)
Other assets	(2,643)	2,205
Accounts payable	11,293	21,185
Accrued compensation	(5,845)	2,713
Deferred revenue	(316)	1,595
Deferred rent	2,152	394
Net cash provided by operating activities	47,297	51,380
Cash flows from investing activities:
Purchase of property and equipment	(6,137)	(4,063)
Sale of property and equipment	8	—
Capitalization of internal use software	(2,743)	(3,562)
Purchases of short-term investments	(134,854)	(159,555)
Maturities of short-term investments	90,000	135,000
Net cash used in investing activities	(53,726)	(32,180)
Cash flows from financing activities:
Payments on capital lease obligations	(77)	(86)
Excess tax benefit associated with stock-based compensation	10,363	17,946
Net share settlements for minimum tax withholdings	(135)	(616)
Repurchase of common stock	—	(38,455)
Proceeds from issuance of common stock	10,028	8,328
Cash dividend payments	(8,713)	(10,354)
Net cash provided by (used in) financing activities	11,466	(23,237)
Net increase (decrease) in cash and cash equivalents	5,037	(4,037)
Cash and cash equivalents, beginning of period	126,003	126,564
Cash and cash equivalents, end of period	$131,040	$122,527
Supplemental cash flows information:
Income taxes paid, net of refunds	$232	$1,325
Interest paid	$9	$9
Non-cash operating, investing and financing activities:
Purchase of property and equipment under capital lease	$169	$216
Unpaid purchases of property and equipment	$2,954	$207
Capitalized stock-based compensation for internal use software	$210	$319
Capitalized stock-based compensation for direct response advertising	$78	$78
Dividends declared but not yet paid	$3,112	$3,601

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2014 and September 30, 2015, the Company’s Statements of Income for the three and nine months ended September 30, 2014 and 2015 and the Company’s Statements of Cash Flows for the nine months ended September 30, 2014 and 2015. The results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

NOTE 3 — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents are comprised of cash held primarily in money market accounts. Cash and cash equivalents consist of the following:

	December 31,	September 30,
	2014	2015
	(In thousands)
Cash	$35,636	$26,224
Money market fund	90,928	96,303
Total cash and cash equivalents	$126,564	$122,527

NOTE 4 — Short-Term Investments

The Company considers all investments purchased with an original remaining maturity of between three and twelve months at the date of purchase to be short-term investments. U.S. Treasury securities are classified as short-term investments and held-to-maturity. A reconciliation of amortized cost and fair value of short-term investments is as follows:

	December 31,	September 30,
	2014	2015
	(In thousands)
U.S. Treasury Securities:
Amortized cost	$179,885	$204,708
Gross unrecognized gains	12	148
Gross unrecognized losses	(28)	—
Fair value	$179,869	$204,856

NOTE 5 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reports its short-term investments in U.S. Treasury securities at amortized cost at each reporting period. There have been no changes in the Company’s valuation techniques during the nine months ended September 30, 2015. The U.S. Treasury securities have maturity dates through August 2016. Both the money market funds and U.S. Treasury securities are classified as Level 1.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2014				As of September 30, 2015
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$90,928	$90,928	$—	$—	$96,303	$96,303	$—	$—
US Treasury Securities	$179,869	$179,869	$—	$—	$204,856	$204,856	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

Significant customer information is as follows:

Percentage of accounts receivable:	December 31, 2014	September 30, 2015
Empower Retirement TM(1)	13%	10%
Aon Hewitt Financial Advisors, LLC	10%	9%

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of revenue:	2014	2015	2014	2015
Empower Retirement TM(1)	11%	9%	11%	9%
Aon Hewitt Financial Advisors, LLC	10%	10%	9%	10%

(1)

Empower RetirementTM refers to Advised Assets Group, LLC, operating under the brand identity Empower RetirementTM, which purchased J.P. Morgan Retirement Plan Services LLC under an agreement dated April 2, 2014.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(In thousands)
Stock-based compensation:
Cost of revenue	$817	$1,061	$2,075	$3,192
Research and development	1,053	1,334	3,301	4,046
Sales and marketing	1,343	2,142	4,148	6,033
General and administrative	1,587	1,859	4,944	5,677
Amortization of internal use software	96	84	277	248
Total stock-based compensation	$4,896	$6,480	$14,745	$19,196

On a quarterly basis, the Company updates its Black-Scholes option pricing model to reflect the anticipated dividends to be paid over the expected term of the awards. For the three months ended September 30, 2015, the Company included a dividend yield of 1.0%.

Cash Dividends

On October 30, 2015, the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on January 6, 2016 to record-holders as of December 14, 2015. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of September 30, 2015, the Company had a dividend payable balance of $3.6 million, which was paid to stockholders in October 2015.

Stock Repurchase Program

On November 5, 2014, the Board of Directors approved a stock repurchase program of up to $50.0 million of the Company’s common stock over a twelve-month period, of which $47.6 million had been utilized as of September 30, 2015. As of November 4, 2015, the stock repurchase program expired.  The stock repurchase program was funded by available working capital.

The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The Company repurchased shares of its common stock in the open market during the periods presented as follows:

	Number of Shares	Average Repurchase Price Per Share	Amount
			(In thousands)
2015:
Third quarter	344,000	$32.43	$11,154
Second quarter	378,000	$42.29	$15,984
First quarter	275,000	$41.15	$11,317
2014:
Fourth quarter	280,000	$32.79	$9,182
	1,277,000		$47,637

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$9,007	$8,477	$26,878	$24,878

Denominator (basic):
Net weighted average common shares outstanding	51,811	51,655	51,481	51,586

Denominator (diluted):
Weighted average common shares outstanding	51,811	51,655	51,481	51,586
Dilutive stock options outstanding	1,176	845	1,500	962
Dilutive unvested restricted stock units	278	393	265	368
Dilutive unvested performance stock units	47	41	40	23
Net weighted average common shares outstanding	53,312	52,934	53,286	52,939

Net income per share attributable to holders of common stock:
Basic	$0.17	$0.16	$0.52	$0.48
Diluted	$0.17	$0.16	$0.50	$0.47

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(In thousands)
Stock options outstanding	859	1,378	612	1,473
Restricted stock units outstanding	—	—	19	—
Performance stock units outstanding	6	—	2	—
Total anti-dilutive common equivalent shares	865	1,378	633	1,473

NOTE 8 — Income Taxes

The Company recorded an income tax provision of $6.0 million and $5.7 million for the three months ended September 30, 2014 and 2015, respectively and an income tax provision of $17.5 million and $13.6 million for the nine months ended September 30, 2014 and 2015, respectively. The Company’s effective tax rate was 40% for both the three months ended September 30, 2014 and 2015, and was 39% and 35% for the nine months ended September 30, 2014 and 2015, respectively. The decrease in the Company’s effective tax rate for the nine months ended September 30, 2015 was due primarily to the recognition of tax benefits upon resolution of income tax uncertainties and changes in state taxes.

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

At December 31, 2014, the Company had net operating loss carryforwards for federal purposes of approximately $162.6 million that expire at varying dates through 2034. As of December 31, 2014, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $8.3 million. As of September 30, 2015, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.7 million, and does not expect this to change materially for the remainder of the year.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the nine months ended September 30, 2014 and 2015, the accrued interest and penalties were immaterial.

NOTE 9 — Commitments and Contingencies

Commitments

In March 2014, the Company entered into a non-cancelable operating lease for a new Boston, Massachusetts facility which included a tenant improvement allowance of approximately $2.4 million. As of December 31, 2014, there was a receivable balance associated with this allowance of $2.2 million and as of September 30, 2015 there was no balance, as all funds owed under this tenant improvement allowance were received in full by July 2015.

In June 2015, the Company entered into a non-cancelable operating lease amendment for its Phoenix, Arizona facility totaling $2.6 million in future minimum payments through December 2021. The lease amendment added an additional 10,953 square feet of office space and extended the lease term to December 2021.  The lease amendment includes a tenant improvement allowance of approximately $0.4 million and as of September 30, 2015, the receivable balance associated with this tenant improvement allowance was $0.1 million.

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

NOTE 10 – Subsequent Events

Announcement of Definitive Agreement to Acquire The Mutual Fund Store

On November 5, 2015, the Company signed a definitive agreement to acquire the business of The Mutual Fund Store for an aggregate purchase price of $560 million, consisting of approximately $250 million in cash and 10 million shares of the Company’s common stock.  In connection with the proposed acquisition, it is currently anticipated that funds affiliated with Warburg Pincus LLC, the majority owner of The Mutual Fund Store, will own approximately 12-13% of the Company’s common stock following the closing of the acquisition.  The completion of the acquisition is subject to customary closing conditions, including, but not limited to, expiration or termination of the applicable waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals. The transaction is expected to close in the first half of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “goal,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our plans for future services, enhancements of existing services and our growth; potential impact of our efforts to encourage enrollment, including into our Professional Management service; the timing, completion and impact of the proposed acquisition of The Mutual Fund Store; our expectations as to trends and timing related to the commencement of campaigns by plan sponsors; our research program; our expectations regarding our costs, expenses and revenue, AUM and AUC, and trends and factors which may impact the same; our effective tax rate, our deferred tax assets, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock price; our expectations regarding the amounts, timing and frequency of any payment of dividends; potential impact of our Phoenix lease amendment on our expenses and our expectations regarding cash expenditures relating to that facility; our expectations regarding headcount and for granting equity awards, including the amount and timing thereof; impact of our accounting policies; benefit of non-GAAP financial measures; our expectations regarding timing and amounts of cash payments incurred in relation to tax withholding obligations for restricted stock units; our disclosure controls and procedures; our legal proceedings; intellectual property; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

As of September 30, 2015, we had approximately $954 billion of AUC and 9.2 million plan participants in plans for which the Professional Management service is available, which includes approximately $273 billion of AUC and 3.0 million plan participants in plans at 139 plan sponsors for which Income+ has been made available to participants.

As of September 30, 2015, we had 268 Income+ plan sponsor contracts, including the aforementioned 139 plan sponsors where Income+ has been made available to participants and 129 plan sponsors for which the service has not yet been made available, representing a total of approximately $443 billion of retirement assets and 4.7 million participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC(1)
All plans as of September 30, 2015
Professional Management available	9.9%	11.3%
Professional Management available 14 months or more	10.6%	12.3%
Professional Management available 26 months or more	11.2%	13.0%

(1)

We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of September 30, 2015, we performed a calculation to estimate the marked-to-market asset enrollment rate as of September 30, 2015, which we believe was approximately 11.3% where Professional Management is available, approximately 12.3% where Professional Management has been available for 14 months or more and approximately 13.0% where Professional Management has been available for 26 months or more.

As of September 30, 2015, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	2%
Bonds	28%
Domestic Equity	44%
International Equity	26%
Total	100%

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

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q4'14	Q1'15	Q2'15	Q3'15
	(In billions)
AUM, beginning of period	$101.9	$104.4	$109.2	$114.5
New Enrollment(1)	3.9	4.6	6.5	4.8
Voluntary Cancellations(2)	(2.6)	(1.9)	(1.6)	(2.4)
Involuntary Cancellations(3)	(1.9)	(1.6)	(1.7)	(1.6)
Contributions(4)	1.7	1.7	1.8	1.7
Market Movement and Other(5)	1.4	2.0	0.3	(9.0)
AUM, end of period	$104.4	$109.2	$114.5	$108.0

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

(3)

The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. Involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between October 1, 2015 and October 31, 2015 would cause the AUM that was reported as of September 30, 2015 to be reduced by 0.5%.

(4)

Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 86-97% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM.

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

Platform

We derive platform revenue from recurring, subscription-based fees for access to either our full suite of services, including Professional Management, Online Advice service, and Retirement Evaluation, or to our legacy Online Advice service only, and to a lesser extent, from setup fees. Online Advice is a non-discretionary Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the employer sponsored retirement plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. Plan participants may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over seven years.

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

Recent Developments

On November 5, 2015, we signed a definitive agreement to acquire The Mutual Fund Store for an aggregate purchase price of $560 million, consisting of approximately $250 million in cash and 10 million shares of our common stock.  In connection with the proposed acquisition, it is currently anticipated that funds affiliated with Warburg Pincus LLC, the majority owner of The Mutual Fund Store, will own approximately 12-13% of our common stock following the closing of the acquisition.  The completion of the acquisition is subject to customary closing conditions, including, but not limited to, expiration or termination of the applicable waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals. The transaction is expected to close in the first half of 2016.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2015, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended September 30, 2014 and 2015

	Three Months Ended September 30,		Three Months Ended September 30,		Increase (Decrease)
	2014	2015	2014	2015	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	87%	89%	$63,226	$70,225	$6,999	11%
Platform	11	10	8,316	7,501	(815)	(10)
Other	2	1	1,209	1,087	(122)	(10)
Total revenue	100	100	72,751	78,813	6,062	8
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	42	42	30,280	32,950	2,670	9
Research and development	10	11	7,460	8,753	1,293	17
Sales and marketing	18	20	12,907	15,526	2,619	20
General and administrative	7	8	5,549	6,280	731	13
Amortization of internal use software	2	1	1,574	1,223	(351)	(22)
Total costs and expenses	79	82	57,770	64,732	6,962	12
Income from operations	21	18	14,981	14,081	(900)	(6)
Interest income, net	—	—	44	119	75	170
Other income (expense), net	—	—	(4)	—	4	n/a
Income before income tax expense	21	18	15,021	14,200	(821)	(5)
Income tax expense	9	7	6,014	5,723	(291)	(5)
Net income	12%	11%	$9,007	$8,477	$(530)	(6)%

Revenue

Total revenue increased $6.1 million, or 8%, from $72.8 million for the three months ended September 30, 2014 to $78.8 million for the three months ended September 30, 2015. This increase was due primarily to growth in professional management revenue of $7.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, offset by decreases of $0.8 million in platform revenue and $0.1 million in other revenue. Professional management revenue and platform revenue comprised 89% and 10%, respectively, of total revenue for the three months ended September 30, 2015.

Professional Management Revenue

Professional management revenue increased $7.0 million, or 11%, from $63.2 million for the three months ended September 30, 2014 to $70.2 million for the three months ended September 30, 2015. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $100.1 billion for the three months ended September 30, 2014 to approximately $110.4 billion for the three months ended September 30, 2015. This increase in average AUM was driven primarily by contributions and increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, partially offset by market performance.

Platform Revenue

Platform revenue decreased $0.8 million, or 10%, from $8.3 million for the three months ended September 30, 2014 to $7.5 million for the three months ended September 30, 2015. This decrease was due primarily to a small number of sponsor terminations, as well as platform fee reductions resulting from a small number of sponsors converting to a subadvisory plan provider or sponsors adding new asset-based professional management services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue decreased $0.1 million, or 10%, from $1.2 million for the three months ended September 30, 2014 to $1.1 million for the three months ended September 30, 2015. This decrease was due primarily to a decrease in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $7.0 million, or 12%, from $57.8 million for the three months ended September 30, 2014 to $64.7 million for the three months ended September 30, 2015. Cost of revenue increased $2.7 million, exclusive of amortization of internal use software, research and development expense increased $1.3 million, sales and marketing expense increased $2.6 million, general and administrative expense increased $0.7 million and amortization of internal use software decreased $0.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Across all functional areas, cash incentive compensation expense increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, as a result of anticipating higher cash incentive plan percentage achievement for the year ended December 31, 2015 compared to the year ended December 31, 2014, as well as growth in headcount. Across all functional areas, non-cash stock-based compensation expense increased due primarily to equity awards granted within the last year. Our equity awards generally vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods.

We currently anticipate issuing equity awards with an aggregate estimated expense value of approximately $9.3 million, net of estimated forfeitures, to certain of our existing non-executive employees in mid-November 2015. We expect to account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

In June 2015, we entered into a facilities operating lease amendment for our Phoenix, Arizona facility with $2.6 million in total future minimum payments through December 2021. We expect this operating lease amendment will increase our rent expense by an average of approximately $0.3 million per year over the lease term.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $2.7 million, or 9%, from $30.3 million for the three months ended September 30, 2014 to $33.0 million for the three months ended September 30, 2015. There was a $0.8 million increase in fees paid to plan providers for connectivity to plan and plan participant data for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due primarily to an increase in professional management revenue, partially offset by revisions to a provider relationship which was signed in the third quarter of 2015.  These revisions included a credit of $1.3 million to data connectivity fee expense which related to the prior quarter. There was also an increase of $1.1 million in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases, as well as an increase in cash incentive compensation expense of $0.3 million and an increase in non-cash stock-based compensation expense of $0.2 million. Facilities–related overhead expenses, including rent and depreciation, also increased by $0.1 million as headcount increased between the comparable periods and other expenses increased $0.2 million. As a percentage of revenue, cost of revenue remained constant at 42% for the three months ended September 30, 2014 and 2015. We expect our cost of revenue as a percent of revenue, exclusive of amortization of internal use software, to be approximately 42% for the year ended December 31, 2015.

Research and Development

Research and development expense increased $1.3 million, or 17%, from $7.5 million for the three months ended September 30, 2014 to $8.8 million for the three months ended September 30, 2015. There was a $0.6 million increase in wages, benefits, employer payroll tax and allocated human resources expenses, due primarily to headcount growth and annual compensation increases for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. There was also a $0.5 million increase in cash incentive compensation expense and a $0.3 million increase in non-cash stock-based compensation expense. In addition, consulting expense increased $0.3 million and other expenses increased $0.2 million. These increases were offset by a $0.6 million increase in the amount of internal use software capitalized due primarily to more developer hours dedicated to internal use software projects. As a percentage of revenue, research and development expense increased from 10% for the three months ended September 30, 2014 to 11% for the three months ended September 30, 2015. The increase as a percentage of revenue was due primarily to wages, cash incentive compensation expense, non-cash stock-based compensation expense and consulting expense increasing at a faster rate than revenue, partially offset by capitalized internal use software.

Sales and Marketing

Sales and marketing expense increased $2.6 million, or 20%, from $12.9 million for the three months ended September 30, 2014 to $15.5 million for the three months ended September 30, 2015. There was a $1.1 million increase in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases, as well as a $0.8 million increase in non-cash stock-based compensation expense and a $0.2 million increase in cash incentive compensation expense for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. In addition, there was a $0.5 million increase in advisory printed enrollment materials expense due primarily to campaign modifications which do not qualify for capitalization per the accounting definition of direct response advertising and therefore are expensed as incurred. There was also a $0.3 million increase in consulting expense related to product and consumer marketing and a $0.1 million increase in other expenses. These increases were offset by a $0.4 million decrease in facilities-related overhead expenses due primarily to a one-time charge for common area maintenance associated with our previously occupied Boston, Massachusetts lease for the three months ended September 30, 2014.  As a percentage of revenue, sales and marketing expense increased from 18% for the three months ended September 30, 2014 to 20% for the three months ended September 30, 2015. The increase as a percentage of revenue was due primarily to wages and non-cash stock-based compensation expense increasing at a faster rate than revenue.

In early 2015, we modified certain of our marketing campaigns, such that these campaigns do not qualify for capitalization per the accounting definition of direct response advertising and therefore are expensed as incurred.  As a result, we expect an increase in printed enrollment materials expense for the year ended December 31, 2015.

General and Administrative

General and administrative expense increased $0.7 million, or 13%, from $5.5 million for the three months ended September 30, 2014 to $6.3 million for the three months ended September 30, 2015. There was a $0.2 increase in wages, benefits, employer payroll tax and allocated human resources expenses annual compensation increases, as well as a $0.3 million increase in non-cash stock-based compensation expense and a $0.1 million increase in cash incentive compensation expense for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  In addition, there was a $0.1 million increase in professional services expense. As a percentage of revenue, general and administrative expense increased from 7% for the three months ended September 30, 2014 to 8% for the three months ended September 30, 2015. The increase as a percentage of revenue was due primarily to non-cash stock-based compensation increasing at a faster rate than revenue. We expect general and administrative expenses to increase in the fourth quarter of 2015 as a result of acquisition costs related to The Mutual Fund Store transaction.

Amortization of Internal Use Software

Amortization of internal use software decreased $0.4 million, or 22%, from $1.6 million for the three months ended September 30, 2014 to $1.2 million for the three months ended September 30, 2015, as there were more developer hours dedicated to updating and maintaining existing core services in recent periods, which are not capitalized as internal use software.

Income Taxes

Income tax expense decreased from $6.0 million for the three months ended September 30, 2014 to $5.7 million for the three months ended September 30, 2015. Our effective tax rate remained constant at 40% for both the three months ended September 30, 2014 and 2015. We would expect to see an effective tax rate of approximately 39%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of September 30, 2015, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.

Comparison of Nine Months Ended September 30, 2014 and 2015

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase (Decrease)
	2014	2015	2014	2015	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	87%	89%	$181,030	$206,501	$25,471	14%
Platform	12	10	24,828	23,126	(1,702)	(7)
Other	1	1	2,559	2,371	(188)	(7)
Total revenue	100	100	208,417	231,998	23,581	11
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	40	42	83,436	97,532	14,096	17
Research and development	11	11	22,392	26,537	4,145	19
Sales and marketing	18	20	36,607	46,248	9,641	26
General and administrative	8	9	16,995	19,720	2,725	16
Amortization of internal use software	2	1	4,709	3,680	(1,029)	(22)
Total costs and expenses	79	83	164,139	193,717	29,578	18
Income from operations	21	17	44,278	38,281	(5,997)	(14)
Interest income, net	—	—	121	263	142	117
Other income (expense), net	—	—	(1)	(17)	(16)	n/a
Income before income tax expense	21	17	44,398	38,527	(5,871)	(13)
Income tax expense	8	6	17,520	13,649	(3,871)	(22)
Net income	13%	11%	$26,878	$24,878	$(2,000)	(7)%

Revenue

Total revenue increased $23.6 million, or 11%, from $208.4 million for the nine months ended September 30, 2014 to $232.0 million for the nine months ended September 30, 2015. This increase was due primarily to growth in professional management revenue of $25.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, offset by decreases of $1.7 million in platform revenue and $0.2 million in other revenue. Professional management revenue and platform revenue comprised 89% and 10%, respectively, of total revenue for the nine months ended September 30, 2015.

Professional Management Revenue

Professional management revenue increased $25.5 million, or 14%, from $181.0 million for the nine months ended September 30, 2014 to $206.5 million for the nine months ended September 30, 2015. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $95.6 billion for the nine months ended September 30, 2014 to approximately $109.9 billion for the nine months ended September 30, 2015. This increase in average AUM was driven primarily by contributions and increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, partially offset by market performance.

Platform Revenue

Platform revenue decreased $1.7 million, or 7%, from $24.8 million for the nine months ended September 30, 2014 to $23.1 million for the nine months ended September 30, 2015. This decrease was due primarily to a small number of sponsor terminations, as well as platform fee reductions resulting from a small number of sponsors converting to a subadvisory plan provider or sponsors adding new asset-based professional management services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue decreased $0.2 million, or 7%, from $2.6 million for the nine months ended September 30, 2014 to $2.4 million for the nine months ended September 30, 2015. This decrease was due primarily to a decrease in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $29.6 million, or 18%, from $164.1 million for the nine months ended September 30, 2014 to $193.7 million for the nine months ended September 30, 2015. Cost of revenue increased $14.1 million, exclusive of amortization of internal use software, in research and development expense increased $4.1 million, sales and marketing expense increased $9.6 million, general and administrative expense increased $2.7 million and amortization of internal use software decreased $1.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Across all functional areas, cash incentive compensation expense increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, as a result of anticipating higher cash incentive plan percentage achievement for the year ended December 31, 2015 compared to the year ended December 31, 2014, as well as growth in headcount. Across all functional areas, non-cash stock-based compensation expense increased due primarily to equity awards granted within the last year. Our equity awards generally vest over four years under the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $14.1 million, or 17%, from $83.4 million for the nine months ended September 30, 2014 to $97.5 million for the nine months ended September 30, 2015. There was a $7.0 million increase in fees paid to plan providers for connectivity to plan and plan participant data for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due primarily to an increase in professional management revenue, partially offset by revisions to a provider relationship which was signed in the third quarter of 2015. There was also an increase of $3.3 million in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases, as well as an increase in non-cash stock-based compensation expense of $1.1 million and an increase in cash incentive compensation expense of $1.0 million. Facilities–related overhead expenses, including rent and depreciation, increased by $0.9 million, as headcount increased between the comparable periods. In addition, other equipment related expense increased $0.4 million, consulting expense increased $0.2 million and other expenses increased $0.2 million. As a percentage of revenue, cost of revenue increased from 40% for the nine months ended September 30, 2014 to 42% for the nine months ended September 30, 2015. The increase as a percentage of revenue was due primarily to wages and data connectivity fees increasing at a faster rate than revenue.

Research and Development

Research and development expense increased $4.1 million, or 19%, from $22.4 million for the nine months ended September 30, 2014 to $26.5 million for the nine months ended September 30, 2015. There was a $1.8 million increase in cash incentive compensation expense, a $1.2 million increase in wages, benefits, employer payroll tax and allocated human resources expenses, due primarily to headcount and annual compensation increases, and a $0.8 million increase in non-cash stock-based compensation expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. There was also a $0.7 million increase in consulting expense, a $0.2 million increase in facilities–related overhead expenses, including rent and depreciation, and a $0.3 million increase in various other expenses, including employee training. These increases were partially offset by a $0.9 million increase in the amount of internal use software capitalized due primarily to more developer hours dedicated to internal use software projects. As a percentage of revenue, research and development expense remained constant at 11% for the nine months ended September 30, 2014     and 2015.

Sales and Marketing

Sales and marketing expense increased $9.6 million, or 26%, from $36.6 million for the nine months ended September 30, 2014 to $46.2 million for the nine months ended September 30, 2015. There was a $3.9 million increase in wages, benefits, employer payroll tax and allocated human resources expenses due primarily to headcount growth and annual compensation increases, as well as a $1.8 million increase in non-cash stock-based compensation expense and a $1.5 million increase in cash incentive compensation expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. There was also a $1.0 million increase in consulting expense related to product and consumer marketing, a $0.2 million increase in travel expense and a $0.1 million increase in other expenses. There was a $0.7 million increase in advisory printed enrollment materials expense due primarily to campaign modifications which do not qualify for capitalization per the accounting definition of direct response advertising and therefore are expensed as incurred, and a $0.2 million increase in general marketing programs expense. In addition, there was a $0.2 million increase in facilities-related overhead expenses, including rent and depreciation. As a percentage of revenue, sales and marketing expense increased from 18% for the nine months ended September 30, 2014 to 20% for the nine months ended September 30, 2015. The increase as a percentage of revenue was due primarily to wages, cash incentive compensation expense and non-cash stock-based compensation expense increasing at a faster rate than revenue.

General and Administrative

General and administrative expense increased $2.7 million, or 16%, from $17.0 million for the nine months ended September 30, 2014 to $19.7 million for the nine months ended September 30, 2015. There was a $1.1 million increase in professional services expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due primarily to an increase in fees and expenses related to a variety of legal matters. There was also an increase in non-cash stock-based compensation expense of $0.8 million, an increase in cash incentive compensation expense of $0.5 million and an increase in wages, benefits, employer payroll tax and allocated human resources expenses of $0.3 million. In addition, there was a $0.2 million increase in consulting expenses. These increases were partially offset by a decrease of $0.2 million in other expenses. As a percentage of revenue, general and administrative expense increased from 8% for the nine months ended September 30, 2014 to 9% for the nine months ended September 30, 2015. The increase as a percentage of revenue was due primarily to professional services expense and cash incentive compensation expense increasing at a faster rate than revenue.

Amortization of Internal Use Software

Amortization of internal use software decreased $1.0 million, or 22%, from $4.7 million for the nine months ended September 30, 2014 to $3.7 million for the nine months ended September 30, 2015, as there were more developer hours dedicated to updating and maintaining existing core services in recent periods, which are not capitalized as internal use software.

Income Taxes

Income tax expense decreased from $17.5 million for the nine months ended September 30, 2014 to $13.6 million for the nine months ended September 30, 2015. Our effective tax rate was 39% for the nine months ended September 30, 2014 compared to 35% for the nine months ended September 30, 2015 and decreased due primarily to the recognition of tax benefits upon resolution of income tax uncertainties and changes in state taxes.

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

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjusted EBITDA	2014	2015	2014	2015
	(In thousands, unaudited)
Net income	$9,007	$8,477	$26,878	$24,878
Interest income, net	(44)	(119)	(121)	(263)
Income tax expense	6,014	5,723	17,520	13,649
Depreciation and amortization	1,261	1,539	3,493	4,484
Amortization of internal use software	1,479	1,139	4,432	3,433
Amortization and impairment of direct response advertising	1,534	1,406	4,631	4,132
Amortization of deferred sales commissions	369	453	1,173	1,217
Stock-based compensation	4,895	6,480	14,745	19,196
Non-GAAP Adjusted EBITDA	$24,515	$25,098	$72,751	$70,726

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjusted Net Income	2014	2015	2014	2015
	(In thousands, except per share data, unaudited)
Net income	$9,007	$8,477	$26,878	$24,878
Stock-based compensation, net of tax (1)	3,025	4,005	9,112	11,863
Non-GAAP Adjusted Net Income	$12,032	$12,482	$35,990	$36,741

Non-GAAP Adjusted Earnings Per Share	$0.23	$0.24	$0.68	$0.69

Shares of common stock outstanding	51,811	51,655	51,481	51,586
Dilutive stock options, RSUs and PSUs	1,501	1,279	1,805	1,353
Non-GAAP adjusted common shares outstanding	53,312	52,934	53,286	52,939

(1)	For the calculation of non-GAAP Adjusted Net Income, an estimated statutory tax rate of 38.2% has been applied to non-cash stock-based compensation for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparisons of the three and nine months ended September 30, 2014 and 2015 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash, cash equivalents and short-term investments and cash generated from ongoing operations.

Historically, our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed on March 16, 2010 of approximately $79.0 million, after deducting underwriting discounts and offering costs, and more recently from cash flows from operations. As of September 30, 2015, we had total cash, cash equivalents and short term investments of $327.2 million, compared to $306.4 million as of December 31, 2014.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2014	2015
	(In thousands)
Net cash provided by operating activities	$47,297	$51,380
Net cash used in investing activities	(53,726)	(32,180)
Net cash provided by (used in) financing activities	11,466	(23,237)
Net increase (decrease) in cash and cash equivalents	$5,037	$(4,037)
Cash and cash equivalents, end of period	$131,040	$122,527

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 of $51.4 million was the result of net income of $24.9 million and adjustments for non-cash expenses of $9.5 million, primarily related to amortization of non-cash stock-based compensation, depreciation, amortization and impairment of direct response advertising, amortization of internal use software, as well as the excess tax benefit associated with stock-based compensation. In addition, there was an increase in cash related to changes in operating assets and liabilities of $17.0 million. This increase was due primarily to an increase in accounts payable related mainly to an increase in excess tax benefits associated with stock-based compensation, partially offset by an increase in accounts receivable as revenue increased as well as direct response advertising costs capitalized in the period.

Net cash provided by operating activities for the nine months ended September 30, 2014 of $47.3 million was the result of net income of $26.9 million and adjustments for non-cash expenses of $25.5 million, primarily related to amortization of non-cash stock-based compensation, deferred tax assets, amortization and impairment of direct response advertising, and amortization of internal use software, as well as the excess tax benefit associated with stock-based compensation, offset by a decrease in cash related to changes in operating assets and liabilities of $5.1 million. This decrease was due primarily to a decrease in accrued compensation related to 2013 cash incentive program payments and a decrease in the amount capitalized for direct response advertising, offset by an increase in accounts payable.

In June 2015, we entered into a facilities operating lease amendment for our Phoenix, Arizona facility with $2.6 million in total future minimum payments through December 2021. As a result of this amendment, we expect cash rental payments to increase by an average of approximately $0.3 million per year.

We expect to incur cash payments in the fourth quarter of 2015 and in 2016 as a result of acquisition costs related to The Mutual Fund Store transaction.

Investing Activities

Net cash used in investing activities was $32.2 million for the nine months ended September 30, 2015 compared to $53.7 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, cash used for the purchase of short-term investments was $159.6 million, offset by maturities of $135.0 million. The purchase of property and equipment decreased $2.1 million, as we spent $4.1 million related to capital expenditures during the nine months ended September 30, 2015 compared to $6.1 million for the nine months ended September 30, 2014 due primarily to capital equipment and leasehold improvements associated with the build-out of our Phoenix, Arizona facility during the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the amount of internal use software costs we capitalized increased to $3.6 million compared to $2.7 million for the nine months ended September 30, 2014.

We expect cash expenditures associated with capital equipment purchases related to the build-out of the new Phoenix, Arizona facility to be approximately $0.4 million over the period of October 2015 through December 2015.

Financing Activities

Net cash used in financing activities was $23.2 million for the nine months ended September 30, 2015 compared to net cash provided by financing activities of $11.5 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, we used $38.5 million for the repurchase of our common stock. For the nine months ended September 30, 2015, we received $8.3 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $10.0 million during the nine months ended September 30, 2014. Excess tax benefit associated with stock-based compensation increased to $17.9 million for the nine months ended September 30, 2015 compared to $10.3 million for the nine months ended September 30, 2014 due to an increase in the amount of stock-based compensation offsetting cash income taxes.

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50.0 million of our common stock over the subsequent twelve months. We have used $47.6 million of cash to repurchase our common stock to date and had $2.4 million remaining available for repurchase under the existing repurchase authorization limit as of September 30, 2015. The stock purchase program expired on November 4, 2015. The stock repurchase program was funded by available working capital.

For the nine months ended September 30, 2015, we incurred cash dividend payments totaling $10.4 million, and incurred a subsequent payment of $3.6 million in October 2015 relating to dividends payable as of September 30, 2015. Based on the shares outstanding as of September 30, 2015 of 51,471,081 and assuming a $0.07 per share quarterly dividend for 2015, we would estimate the next anticipated dividend payment, expected to be paid in January 2016, to total approximately $3.6 million. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors. For the nine months ended September 30, 2014, we incurred cash dividend payments totaling $8.7 million.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting dates. Based on the fair value of our common stock as of September 30, 2015 of $29.47 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $2.7 million for the remainder of 2015. We anticipate these cash payments to occur throughout each year with the largest amounts typically occurring in the first and fourth quarters, and with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the nine months ended September 30, 2015, 89% of our revenue was derived from fees based on the market value of AUM compared to 87% for the year ended December 31, 2014. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I—Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Except as set forth below, there have been no material changes from the risk factors disclosed in our 2014 Annual Report on Form 10-K.

We may be subject to business uncertainties while the acquisition of The Mutual Fund Store is pending that may have an adverse effect on us prior to or after the completion of the acquisition.

Uncertainties regarding the potential impact of the pending acquisition of The Mutual Fund Store may have an adverse effect on us or our business both prior to or after closing of the acquisition.  We cannot predict what impact the announcement of the signing of the definitive agreement to acquire The Mutual Fund Store may have on plan providers, plan sponsors, clients and employees and others with whom we do business, or how the market in general may react to the announcement or pending acquisition.  These uncertainties may impair our ability to attract, retain and motivate key personnel until the acquisition is completed, and could negatively impact our existing business relationships.  In addition, if the proposed acquisition is not consummated, our ongoing business may be adversely affected and, without realizing any of the benefits of having consummated the acquisition, we will be subject to a number of risks, including: the diversion of substantial commitments of time and resources by our management which could otherwise have been devoted to pursuing other opportunities that may have been beneficial to us, the impact on the market price of our common stock, and the incurrence of substantial expenses in connection with the negotiation of and efforts to complete the acquisition.  If the proposed acquisition is not consummated, these risks may materialize and may materially and adversely affect our business, financial results and share price.

The required regulatory approvals to complete the acquisition may not be obtained or may contain materially burdensome conditions that could have a material adverse effect on us.

Completion of the acquisition is subject to various closing conditions such as the receipt of certain governmental approvals, including, without limitation, the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.  Although the parties have agreed to take all steps necessary to obtain the requisite antitrust governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the acquisition or require changes to the terms of the transaction including, without limitation, the sale or divestiture of assets or businesses and the entering into, amendment or termination of contracts or other arrangements.  If we are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures.  If we become subject to any material conditions in order to obtain any approvals required to complete the acquisition, completion of the acquisition could be delayed and our business and results of operations may be materially and adversely affected.

Even if we complete the proposed acquisition, we may fail to realize all of the anticipated benefits of the proposed acquisition or those benefits may take longer to realize than expected. We may also encounter unexpected difficulties in integrating the two businesses.

The success of the proposed acquisition will depend, in part, on our ability to successfully integrate and realize the anticipated benefits from combining our business with The Mutual Fund Store.  The Company and The Mutual Fund Store have operated and, until the completion of the acquisition, will continue to operate, independently.  Even if we complete the proposed acquisition, we may not fully realize, in a timely manner or otherwise, any of the anticipated synergies and other potential opportunities and benefits of the acquisition due to difficulties with the integration process, unanticipated costs or other factors.  Integration efforts may also divert management attention and resources and have an adverse effect on us after completion of the acquisition transaction.  There could also be potential unknown liabilities and unforeseen expenses associated with the proposed acquisition that were not discovered in the course of performing due diligence.

Failure to consummate the proposed acquisition could negatively impact our share price and our future business and financial results.

If the proposed acquisition is not consummated, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having consummated the transaction, we could be subject to a number of risks, including the following:

•

matters relating to the proposed acquisition (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to pursuing other opportunities that may have been beneficial to us;

•	we may be subject to increased costs or liabilities as a result of undetected or undisclosed legal, regulatory or financial issues related to the proposed acquisition;
•	the market price of our common stock could decline to the extent that the current market price reflects an assumption that the proposed acquisition will be completed; and
•

we could be subject to litigation related to the proposed acquisition, any failure to consummate the proposed acquisition, or any enforcement proceeding commenced against us to perform our respective obligations under the definitive agreement to acquire The Mutual Fund Store.

If the proposed acquisition is not consummated, these risks may materialize and may materially adversely affect our business, financial results and share price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended September 30, 2015, we issued 31,646 shares of unregistered common stock for an aggregate purchase price of $0.2 million upon the exercise of previously granted options, which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Purchases of Equity Securities by the Issuer

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50.0 million of our common stock in open market purchases or negotiated transactions over the subsequent twelve month period. As of November 4, 2015, the stock repurchase program expired.

	Total Number of Shares Purchased	Average Repurchase Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program(1)
				(In thousands)
Period:
July 1, 2015 - July 31, 2015	—	$—	—	$13,518
August 1, 2015 - August 31, 2015	209,000	$33.59	209,000	$6,498
September 1, 2015 - September 30, 2015	135,000	$30.63	135,000	$2,363
Total	344,000	$32.43	344,000

(1)	The stock repurchase program expired on November 4, 2015, and as a result, there is no dollar value of shares that may yet be purchased under this repurchase program.

Item 6. Exhibits

Exhibit Number	Description

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

Date: November 5, 2015

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