Form 10-K
period 2015-12-31
Financial Engines, Inc.
filed 2016-02-19
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $972,344,000 based upon the closing price of $42.48 of such common stock on The NASDAQ Global Select Market on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2015 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2016, there were 51,699,398 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 17, 2016, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2015 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

This Report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “goal,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our strategy; our plans for future services, enhancements of existing services and our growth;  our ability to successfully integrate the business of The Mutual Fund Store with our existing business; the potential impact of the acquisition of The Mutual Fund Store on our financial condition and operating results, including our revenue and expenses; the expectation that the acquisition will enable us to provide financial planning services and dedicated in-person advisors at over 125 locations; the relationship with Wells Fargo, including the anticipation that the data connections necessary to provide services will be operative in 2016; our expectations that we will continue to earn on a combined basis, a significant portion of our revenue through our subadvisory relationships; our research program, including our belief that it can help form the basis of extensions to our investment methodology and can expand opportunities to manage assets for participants; our competitive position; our expectations regarding our expenses and revenue; our effective tax rate, our deferred tax assets, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock price; our expectations regarding the amounts, timing and frequency of any payment of dividends; our expectations for granting equity awards, and the potential financial and accounting impact related thereto;; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our legal proceedings; intellectual property; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Financial Engines, Inc. was incorporated on May 13, 1996 under the laws of the state of California and is headquartered in Sunnyvale, California. In February 2010, Financial Engines, Inc. was reincorporated in the state of Delaware. Our investment advisory and management services are provided through our subsidiary, Financial Engines Advisors L.L.C., a federally registered investment adviser. In February 2016, we completed the acquisition of Kansas City 727 Acquisition LLC, a Delaware limited liability corporation, as well as its subsidiaries and certain affiliates (collectively, “The Mutual Fund Store”). The Mutual Fund Store operates as a federally registered investment advisor. References in this Report to “Financial Engines,” “our company” “we,” “us” and “our” refer to Financial Engines, Inc. and its consolidated subsidiaries during the periods presented unless the context requires otherwise.  Item 1 describes the Financial Engines business as of December 31, 2015, unless noted otherwise.

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

To expand our independent advisory services, on February 1, 2016, we acquired The Mutual Fund Store for approximately $250 million in cash and 9,885,889 shares of our common stock.  We believe that the acquisition will enable us to expand our independent advisory services to 401(k) participants through comprehensive financial planning and the option to meet face-to-face with a dedicated financial advisor at one of more than 125 national locations.

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

We deliver our services to plan sponsors and plan participants primarily through connections to eight retirement plan providers, and we have connectivity with Charles Schwab to support a relatively small number of plan sponsors. We anticipate establishing a connection with Wells Fargo as a provider in 2016. We target large plan sponsors across a wide range of industries. As of December 31, 2015, we were under contract to provide our services to approximately 9.3 million plan participants. We provide Professional Management services to 670 plan sponsors representing approximately 9.3 million participants and approximately $987 billion of assets in retirement plans for which we have rolled out our Professional Management service, which we refer to as Assets Under Contract, or AUC and had approximately $113.4 billion in assets under management, or AUM. Our AUC does not include assets in plans for which we have signed contracts but have not yet rolled out our Professional Management service. Assets are included in AUM once plan participants actively or passively enroll in Professional Management. The assets underlying our Online Advice only service are not included in AUC. We do not derive revenue based on AUC but believe that AUC can be a useful indicator of the additional plan assets available for enrollment efforts that, if successful, result in these assets becoming AUM. Since we began offering the Online Advice service, more than 3.3 million participants have accepted our online services agreement.

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

Professional Management.    Our Professional Management service, a discretionary managed account service launched in 2004, is designed for 401(k) participants who want affordable, personalized and professional portfolio management, investment advice and retirement income services from an independent investment advisor with no product conflicts of interest. With this service, plan participants delegate investment decision-making authority to us, which is referred to as discretionary authority. We developed our Professional Management service to reach a large number of plan participants on a cost-effective basis and assist them on the path to a secure retirement. When plan participants enroll in our Professional Management service, we use our Advice Engines to create personalized, diversified portfolios and provide ongoing management. Our investment management is limited to the investment alternatives available in a 401(k) plan, (including any employer stock, as determined and approved by a plan fiduciary other than us), although we do take into account other identified holdings of the plan participant when providing investment management.

Members enrolled in the Professional Management service receive a Retirement Plan, which analyzes their investments, contribution rate and projected retirement income. The Retirement Plan provides advice on their annual contribution amount, shows how we propose to allocate their investments, and forecasts their retirement income relative to a retirement goal. Members are encouraged to provide their desired retirement age, risk preference, employer stock holding preference and information regarding certain other assets that they hold outside of their 401(k) accounts. Any personal information provided is used to customize a new portfolio allocation that is reflected in a revised Retirement Plan. The Professional Management program includes non-discretionary advice on non-managed, tax-deferred retirement accounts outside of the sponsored 401(k), which we call Total Retirement Advice.  Total Retirement Advice is available at no additional cost to members at select direct plan sponsors, and provides access to an advisor who can provide personalized investment recommendations on a member’s IRA and other 401(k) accounts.  Member portfolios are reviewed at least monthly and transactions are executed through the applicable provider, if necessary, to reallocate the investments. Members also receive a quarterly Retirement Update that shows how they are progressing towards their retirement goals and describes any changes that we have made to their investment allocations.

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

Social Security claiming guidance is available online and through registered Investment Advisor Representatives for all plans where Income+ is available. The service is available at no additional cost to participants at select plan sponsors and helps participants nearing retirement better understand their Social Security claiming options by creating personalized strategies that account for single individuals, divorced individuals, spouses, multiple income sources and realistic life expectancies.

We do not currently charge Professional Management members or sponsors any additional fees for the Income+ feature. We do not currently issue, sell, distribute, or solicit the sale of annuities or other insurance products or services, nor do we receive, accept or charge fees, payments or commissions related to any purchases of insurance products or services. Income+ availability does not require an in-plan annuity or changes to the plan’s fund line-up. As a feature of Professional Management, Income+ was designed to reduce fiduciary risk for sponsors by eliminating the need for an irrevocable selection of a guarantee or annuity provider. Income+ availability is subject to establishment of data connectivity between Financial Engines and the applicable plan provider, and is also subject to applicable retirement plan provisions related to plan withdrawals. As of December 31, 2015, 145 plan sponsors have made Income+ available to their participants, representing more than $325 billion in assets under contract and more than 3.4 million participants. As of December 31, 2015, we had 293 Income+ plan sponsor contracts, including the aforementioned 145 plan sponsors where Income+ has been made available to participants and 148 plan sponsors for which the service has not yet been made available, representing a total of more than $477 billion of retirement assets and 4.9 million participants. Our current Income+ connections are with Aon Hewitt, Fidelity, Mercer, Advised Assets Group, LLC, operating under the brand identity Empower RetirementTM, Vanguard, Voya Retirement Advisors, LLC, or Voya, and Xerox.

Certain of the plan sponsors offering Income+ are also doing so on a Passive Enrollment basis, in which eligible plan participants over a specified age will be enrolled into Professional Management with Income+ unless the individuals decline the service, or opt out. Beginning in 2014, we expanded our Income+ feature to reflect multiple sources of retirement income and savings.

Our services also include IRA Management, which includes the Income+ capability, for members and their spouses on custodial platforms with Charles Schwab and TD Ameritrade. We may establish connections with additional IRA providers to extend our open-architecture platform. In the near-term, IRA Management will be offered only to Professional Management members at select sponsors in the Financial Engines direct channels. We are proceeding with further validation and testing of a broader retirement management offering.

Online Advice.    Our Online Advice service, launched in 1998, is a nondiscretionary Internet-based service designed for plan participants who wish to take a more active role in personally managing their portfolio. With this service, plan participants may elect to follow the online advice without delegating investment decision-making and trading authority to us, making this a nondiscretionary service. This Internet-based service includes interactive access to simulation and portfolio optimization technologies through our Advice Engines. Plan participants see a forecast that shows how likely they are to reach their desired retirement goals, get recommendations on which investments to buy or sell and simulate how their portfolios might perform under a wide variety of economic scenarios. They can also explore different levels of investment risk, savings amounts and retirement horizons, as well as get tax-efficient advice on accounts other than their 401(k) accounts. The service offers investment advice on the fund options available in a 401(k) plan and can also offer advice on the investment options available in other non-plan sponsored accounts. The Online Advice service is integrated with single sign-on to the plan provider’s 401(k) website, which enables data pre-population and, typically, the ability to initiate transactions directly from the Online Advice service. A version of the service is also available to retail investors directly through our website. In addition, our Online Advice users have the opportunity to access one of our Investment Advisor Representatives by phone if they wish.

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

Revenue.    We derive nearly all of our revenue from Financial Engines Advisors L.L.C.’s investment advisory and management services through our contracts with plan providers, plan sponsors and plan participants. AUM is defined as the amount of retirement plan assets that we manage as part of our Professional Management service. We generate revenue primarily from member fees on AUM as well as from platform fees, by providing portfolio management services, investment advice and retirement income services to plan participants of employer-sponsored retirement plans. We derive professional management revenue from member fees typically paid by plan participants for our Professional Management service. Where we have a direct advisory relationship, member fees are generally payable quarterly in arrears, and are calculated monthly as the product of member fee rates and the value of AUM at the end of each month. . We derive our platform revenue from recurring, annual subscription-based fees for access to our services, including Professional Management, Online Advice and Retirement Evaluations. Platform fees are paid by the plan sponsor, plan provider or the retirement plan itself, depending on the plan structure, and are typically based on the number of eligible employees in the plan and the type of service provided.

None of our fees are based on investment performance or other incentive arrangements. Our fees generally are based on AUM, which is influenced by market performance. Our fees are not based on a share of the capital gains or appreciation in a member’s account.

Our total revenue was $239.0 million, $281.9 million and $310.7 million for the years 2013, 2014 and 2015, respectively. We generated professional management revenue of $202.8 million, $245.8 million and $277.2 million for the years 2013, 2014 and 2015, respectively and we generated platform revenue of $33.5 million, $33.1 million and $30.8 million for the years 2013, 2014 and 2015, respectively. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through our subadvisory relationships. Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional revenue information.

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

Unlike traditional advisory services, we do not rely on the subjective evaluation of each plan participant’s portfolio by a human investment advisor. Instead, our services rely on Advice Engines (described below under “Investment Technology”) that accept inputs on available investment choices along with a variety of personal information including investment objective, risk tolerance, investment horizon, age, savings, outside personal assets, investor preferences and tax considerations. This approach results in a consistent, systematic and objective investment methodology in which the advice generation is distinct from the method of delivery, which may be online, via printed materials or through phone conversations with our registered Investment Advisor Representatives or the call center representatives of certain plan providers with whom we have relationships. Registered Investment Advisor Representatives can modify member inputs but not Advice Engine outputs and recommendations. This process is designed to create advice that is personalized and consistent regardless of the asset balance of the plan participant, or the channel through which the plan participant receives our advice. This process also facilitates investment recommendations which are consistent across plan providers, plan sponsors and plan participants. Finally, this approach enables a detailed audit trail of the recommendations provided to each plan participant over time to assist with regulatory responsibilities.

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

We maintain an ongoing research program to improve and extend our investment methodologies as well as our portfolio management and investment advisory services. We conduct research into the needs of retirees, publishing new findings in academic and practitioner journals. Research has included a behavioral finance study of the demand for annuities, efficient methods for addressing longevity risk and efficient methods for generating retirement income. We believe this research can form the basis of extensions to our current investment methodology, such as Income+, and can expand the opportunity to manage assets for participants both within existing sponsored plans as well as in IRA and other forms of retirement accounts.

Investment Technology

We believe portfolio management services in the workplace should be offered to all eligible plan participants regardless of wealth. As of December 31, 2015, the median assets under management for all Professional Management members was approximately $54,000. Because we service numerous accounts of varying sizes, achieving our objective requires significant scalability to achieve an affordable cost to the investment manager. Our scalable technology has continued to deliver flexibility and results as our business has grown.

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

Simulation Engine.    We have developed a Monte Carlo Simulation Engine that provides plan participants with a view of the potential range of future values of their retirement investments. The Simulation Engine helps plan participants reach informed decisions about the appropriate level of risk, savings and time horizon to improve the likelihood of achieving financial goals. Our Simulation Engine is capable of:

•

modeling more than 40,000 securities, including retail mutual funds, stocks, employee stock options, institutional funds, guaranteed investment contracts and stable value funds, exchange-traded funds and fixed-income securities while considering tax implications, expenses, redemption fees, loads and distributions;

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
•

creates recommended portfolios from the available investment alternatives, such as retail mutual funds, institutional funds and employer stock, in the case of a 401(k) plan, or from either the entire universe of more than 24,000 retail mutual funds, or a subset thereof, in the case of taxable or other tax-deferred accounts;

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

Research and development expenses were $30.9 million, $29.8 million and $35.6 million in 2013, 2014 and 2015, respectively.

Customers and Key Relationships

We provide personalized portfolio management services, investment advice and retirement income services to plan participants and reach them through plan sponsors whose retirement plans are administered by plan providers.

Retirement Plan Participants.    We define plan participants as employees participating in retirement plans who have access to our Professional Management or Online Advice services. Participants gain access to our services through their retirement plan providers or online directly with us.

Retirement Plan Sponsors.    We define plan sponsors as employers across a range of industries who offer defined contribution plans to employees. No more than 3.4% of our revenue was associated with any one plan sponsor for the year ended December 31, 2015. As of December 31, 2015, the average annual sponsor retention over the last three years was 96%. The average annual AUM retention rate over the same period was 98%, which represents the average ratio of AUM from all sponsors as of January 1st versus the same AUM for those sponsors who were retained as of December 31st of each of the last three years. When providing advisory services directly, we enter into contracts with plan sponsors. These contracts are typically for an initial three or five year term and continue thereafter unless terminated. Under these contracts, at any time during the initial term or thereafter, the plan sponsor can cancel a contract for fiduciary reasons or breach of contract and can generally terminate a contract after the initial term upon 90 days’ notice.

Retirement Plan Providers.    We define plan providers as the administrators and record-keepers of defined contribution plans. In consultation with plan sponsors, plan providers make available a range of investment alternatives through retirement plans to individual participants. We work with plan providers to make available portfolio management and investment advisory services to the participants in the defined contribution plans of plan sponsors. We deliver our services to plan sponsors and plan participants primarily through existing connections with eight retirement plan providers. Our contracts with plan providers generally have terms ranging from three to five years, and have successive automatic renewal terms of one year unless terminated in accordance with prior notice requirements. A majority of these provider agreements are in renewal periods. In addition, a plan provider may terminate its contract with us at any time for specified breaches. We maintain two types of relationships with our plan providers:

•

Direct Advisory Relationships.    In these relationships, we are the primary advisor and a plan fiduciary. Data is shared between the plan providers and us via data connections. In addition, our sales teams directly engage plan sponsors, although, in some cases, we have formed and are executing a joint sales and collaborative marketing strategy with the plan provider. We have separate contracts with both the plan sponsor and plan provider, and pay fees to the plan provider for facilitating the exchange of plan and plan participant data as well as implementing our transaction instructions for member accounts. Plan providers with whom we have direct advisory relationships are Aon Hewitt, Charles Schwab, Fidelity, Mercer, T. Rowe Price, and Xerox.  In 2015, we entered into an agreement with Wells Fargo to establish another plan provider relationship.  We anticipate that the data connections necessary to provide services will be operative in 2016.

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

Sales and Marketing

Our sales and marketing team seeks to increase assets we manage, primarily by adding members. This requires establishing relationships and data connections with plan providers and obtaining contracts with plan sponsors to make our services available to their plan participants. We conduct direct-response advertising, and other marketing and promotional activities to encourage plan participants and individual investors to enroll in our Professional Management service, including the Income+ feature, or to use our Online Advice service.

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

Direct Marketing to Plan Participants.    Once a retirement plan has been set up on our systems and our services have been made available to plan participants, we conduct direct marketing, print fulfillment and other promotional activities to encourage use of our Online Advice service and enrollment in our Professional Management service. These efforts typically include printed or electronic Retirement Evaluations, email notifications, website integration and other forms of online engagement. Campaigns are usually conducted at the time of rollout and annually thereafter. Plan sponsors can choose an Active Enrollment campaign, in which a plan participant must affirmatively sign up for the Professional Management service, or a Passive Enrollment campaign, in which a plan participant will become a member of the Professional Management service unless the individual declines the service. Passive Enrollment campaigns achieve higher enrollment results at lower acquisition cost per member than do Active Enrollment campaigns. We believe Passive Enrollment is attractive to plan sponsors due to the lower fees payable by plan participants who are passively enrolled, the fiduciary protection afforded to plan sponsors by participants having to affirmatively elect to not receive professional advice and the relatively higher number of participants who will be enrolled and receiving Professional Management services upon rollout. Depending on the proportion of the plan’s participants who are passively enrolled, we eliminate or reduce our platform fees, as well as reduce the fees payable by plan participants.

Our goal is to increase enrollment by continuing to promote our services to participants through multiple forms of ongoing engagement. We plan to continue utilizing Active Enrollment campaigns, to implement enhancements to our direct marketing materials in our Active Enrollment campaigns and to integrate personalized online assessments of certain types of investing risks into plan providers’ websites. This integration allows participants who log onto the provider website to view their Retirement Evaluations and to learn more about our services without waiting for an annual campaign or direct mailing from us. We believe a digital presence on the provider site and some sponsor websites will help increase our enrollment rate by improving the customer experience and engaging more participants throughout the year. As of December 31, 2015, our integrated enrollment capability, available through our largest provider partners, covered approximately 93% of our AUC.

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

Competition

We operate in a competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors who offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, GuidedChoice and ProManage, LLC. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity and Bank of America Merrill Lynch. We currently have a relationship with Fidelity that allows us to provide our services to plan sponsors, for whom Fidelity is the plan provider, who elect to hire us. We also face indirect competition from products that could potentially be substitutes for our portfolio management services, investment advice and retirement income services, most notably target-date retirement funds. Target-date funds are offered by multiple financial institutions, such as Fidelity, Vanguard, T. Rowe Price, Principal Funds, Wells Fargo Advantage, J.P. Morgan, Voya and Empower RetirementTM Funds. These funds provide generic asset allocation based primarily on the investment horizon of the investor. Among the plan sponsors to whom we offer our Professional Management service and that offer target-date funds, approximately 95% offer target-date funds, of which approximately 81% offer retail-priced target-date funds. Target-date funds, managed accounts and balance funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. In addition, competitors to our Income+ feature, include providers of retirement income products in the defined contribution market, such as Prudential, AllianceBernstein, and other providers of insurance products. Competitors in the IRA space include providers such as Fidelity, Charles Schwab, Bank of America Merrill Lynch, Morgan Stanley Smith Barney and Vanguard. At the plan participant level we see competition from individual, traditional retirement investment advisors. In addition, we face indirect competition from investment advisors that provide portfolio management services delivered primarily through online channels and with minimal human intervention.

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

In recent years, there has been a heightened legislative and regulatory focus on the financial services industry, including proposals that redefine and expand what constitutes an ERISA fiduciary, call for creation of a self-regulatory framework for investment advisors similar to the regulatory structure that currently exists for broker-dealers through the Financial Industry Regulatory Authority, elimination of pre-dispute arbitration clauses, additional fee disclosures, and the imposition of additional qualification requirements on investment advisors providing services to ERISA plan clients. The Dodd-Frank Wall Street Reform and Consumer Protection Act, referred to as the Dodd-Frank Act, included various financial reform proposals that may affect investment advisers, including Financial Engines Advisors L.L.C. Although some implementing rules and regulations under the Dodd-Frank Act are still pending, it is expected that the compliance costs and liability risks for investment advisers will increase.

Franchise regulation.  Beginning in 2016, as a result of our acquisition of The Mutual Fund Store (as defined herein), we must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require that we furnish prospective franchisees with a franchise disclosure document containing information prescribed by the FTC Rule and applicable state laws and regulations. We believe The Mutual Fund Store’s domestic franchise disclosure document is in compliance in all material respects with FTC disclosure requirements and with registration requirements in jurisdictions that require registration for the sale of franchises.

We also must comply with a number of state laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s ability to: terminate or not renew a franchise without good cause; interfere with the right of free association among franchisees; disapprove the transfer of a franchise; discriminate among franchisees with regard to charges, royalties and other fees; and place new stores near existing franchises.

Bills intended to regulate certain aspects of franchise relationships have been introduced into the United States Congress on several occasions during the last decade, but none have been enacted.  Any existing or future laws or regulations that regulate substantive aspects of the relationships with franchisees may limit the ability of The Mutual Fund Store or of the combined company to terminate or otherwise resolve conflicts with franchisees and may otherwise negatively impact the business and operating results of The Mutual Fund Store or of the combined company.

Rigorous legal and compliance analysis of our business is important to our culture. Our General Counsel supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our investment advisory activities.

Intellectual Property

We rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and our intellectual property. We seek to control access to and distribution of our proprietary information. We enter into confidentiality agreements with our employees, consultants, vendors, plan sponsors and plan providers that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. We have proprietary know-how in software development, implementation and testing methodologies. We also pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered the mark “Financial Engines” in the United States, Australia, Switzerland, China, the European Community, Hong Kong, Russia, Japan, Taiwan and Tunisia. We have registered sun and clouds design marks in Hong Kong. We have registered our corporate logo and the marks “Investor Central” and “Retirement Help for Life” in the United States. “Advice Light” and “Financial Engines Investment Advisor” are also trademarks owned by Financial Engines, Inc. In addition, we have registered our domain name, www. FinancialEngines .com.  As of December 31, 2015, we have 16 issued U.S. patents in the following categories: user interface; outcomes-based investing, including our financial advisory system, our pricing module and load-aware optimization; tax-aware asset allocation; financial goal planning; advice palatability and retirement income planning and payout generation. These patents have expiration dates ranging from December 2, 2017 to August 1, 2031. We also have two issued patents in Australia.

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

Employees

As of December 31, 2015, we employed approximately 527 full-time equivalent employees including employees in investment management, product development and engineering, sales and marketing, service delivery, and general and administrative management. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Recent Developments

On February 1, 2016, we completed the acquisition of The Mutual Fund Store pursuant to an Agreement and Plan of Mergers (the “Merger Agreement”), dated as of November 5, 2015, by and among Financial Engines,  Mayberry Acquisition Sub I, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Financial Engines, Mayberry Acquisition Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Financial Engines, Mayberry Acquisition Sub II, LLC, a Delaware limited liability company and a wholly owned third tier subsidiary of Merger Sub 1, Kansas City 727 Acquisition Corporation, a Delaware corporation, TMFS Holdings, Inc., a Nevada corporation, Kansas City 727 Acquisition LLC, a Delaware limited liability corporation (together with its subsidiaries and certain affiliates, “The Mutual Fund Store”), and, solely in its capacity as representative of the Sellers, WP Fury Holdings, LLC.  Pursuant to the Merger Agreement, after a series of transactions, The Mutual Fund Store became a wholly owned subsidiary of Financial Engines.

At the closing of the Merger, pursuant to the Merger Agreement, we paid approximately $250 million in cash and 9,885,889 shares of our common stock (the “Merger Consideration”), subject to certain closing and post-closing adjustments.  A portion of the Merger Consideration was placed in an escrow fund for up to 14 months following the closing for the satisfaction of certain indemnification claims.

Following the closing of the acquisition, investment funds affiliated with Warburg Pincus LLC, the former majority owner of The Mutual Fund Store, acquired approximately 13% of our then outstanding shares of common stock.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which was originally filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2015.

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

Risks Related to the Acquisition of The Mutual Fund Store

We are subject to business uncertainties due to the acquisition of The Mutual Fund Store, which may have an adverse effect on us.

Uncertainties regarding the potential impact of the acquisition of The Mutual Fund Store may have an adverse effect on us or our business.  We cannot predict how our acquisition of The Mutual Fund Store may impact plan providers, plan sponsors, clients and employees and others with whom we do business, or how the market in general may react to the acquisition.  These uncertainties may impair our ability to attract, retain and motivate key personnel, impact consumer and plan sponsor perceptions of our value proposition, and could negatively impact our existing or future business relationships.

We may fail to realize any of the anticipated benefits of our acquisition of The Mutual Fund Store or those benefits may take longer to realize than expected.  We may also encounter unexpected difficulties in integrating the two businesses.

The success of our acquisition of The Mutual Fund Store will depend, in part, on our ability to successfully integrate and realize the anticipated benefits from combining our business with the business of The Mutual Fund Store.  We may not fully realize, in a timely manner or otherwise, any of the anticipated synergies and other potential opportunities and benefits of the acquisition due to several factors, including:  the difficulties with the integration process, unanticipated costs, liabilities or expenses associated with the acquisition, incurrence of acquisition-related costs, harm to our existing business relationships, including relationships with plan providers, plan sponsors, clients and employees as a result of the acquisition, harm to our reputation, the loss of key employees in the acquired business, unanticipated regulatory changes, use of resources that may be needed in other parts of our business, the use of a substantial portion of our available cash to consummate the acquisition, or other factors.  In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting and reporting integration, to successfully manage the acquired business will require a significant investment of resources and management time.  Any future acquisitions may involve similar risks, including the use of substantial amounts of cash, potentially dilutive issuances of equity securities, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. or other factors.  Integration efforts may also divert management attention and resources and have an adverse effect on other important business priorities.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period-to-period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this document:

•	a decline or slowdown of the growth in the value of financial market assets, which may reduce the value of assets we have under management and therefore our revenue and cash flows;
•	failure of our strategy to acquire and retain new plan participants or our product and consumer marketing efforts;
•	failure to realize anticipated benefits of the acquisition of The Mutual Fund Store, and unanticipated costs related thereto;
•	variations in expected enrollment rates for our Professional Management service;
•	unanticipated delays of anticipated advertising, marketing promotions or rollouts of our services;
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

•	downward pressure on fees we charge for our services;
•	unanticipated delays in expected service availability;
•	fluctuations in quarterly revenue due to changes in fees paid by Professional Management members based on attaining contractually-agreed upon participation thresholds;
•	termination or non-renewal of an existing contract with a plan provider or a plan sponsor;
•	failure to enter into contracts with new plan sponsors;
•	mix in plan sponsors that choose our Active Enrollment or Passive Enrollment options;
•	the impact of any business acquisitions and dispositions we may make;
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

In addition, we recently completed the acquisition of The Mutual Fund Store and accordingly, our revenue and operating results may be impacted by risks associated with the acquisition, including our ability to successfully integrate and realize the anticipated benefits of the acquisition in a timely manner or at all, diversion of management’s attention and resources, unanticipated costs, expenses or liabilities associated with the acquisition, and other factors as described elsewhere in this “Risk Factors” section.

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

We derive a significant and growing portion of our revenue from member fees based on the assets in the retirement accounts we manage, which we refer to as AUM. We allocate these assets among the investments available to each particular investor. For the workplace, the investment alternatives for a particular plan are selected by the plan’s fiduciary, not by us, and may include retail mutual funds, institutional funds, exchange-traded funds, fixed-income investments and potentially higher volatility employer stock.  For clients of The Mutual Fund Store, investment alternatives are selected by the investment advisor and may include any number of funds, ETFs, insurance products and equity, including stocks.   In addition, our business is highly concentrated in 401(k) plans. The value of all of these investments can be affected by the performance of the financial markets globally, currency fluctuations, interest rate fluctuations and other factors. Our professional management revenue and fees are generally calculated using the value of AUM at the end of each month or calendar quarter. Similarly, The Mutual Fund Store calculates its fees as a percentage of the assets in client accounts quarterly on a rolling basis throughout the year. Our methodology may result in lower fees if the financial markets are down when fees are calculated, even if the market had performed well earlier in the month or the quarter. In addition, an economic downturn, changes in tax laws, or slowdown in growth could cause plan participants or their employers to contribute less to their 401(k) plans and cause fewer eligible employees to participate in 401(k) plans, or cause clients to withdraw funds from or close their retail accounts, which could adversely affect the amount of AUM. If plan participants or The Mutual Fund Store clients are not satisfied with the performance of their portfolios due to a decline in the financial markets or otherwise, our cancellation or account withdrawal rates could increase, which in turn would cause our AUM to decline. Any potential decline in AUM would not necessarily be proportional to, and, in total, could be greater than, the overall market decline. If any of these factors reduces the value of assets we have under management, the amount of fees we would earn for managing those assets would decline, and our revenue, operating results and financial condition could be harmed.

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

Our enrollment rate, and therefore our revenue, depend on plan participants signing up for or, in the case of a Passive Enrollment campaign, not declining, the Professional Management service. Increasing plan participant enrollment in our Professional Management service increases the AUM on which we earn fees. If we are unable to continue to increase our enrollment, our business may not grow as we anticipate. Unanticipated variations in the number, size, methodology or timing of enrollment campaigns, or our ability to employ ongoing enrollment techniques such as integration with provider websites or outbound calling, or methods used to enroll clients of The Mutual Fund Store, could also affect our revenue for a particular period. If we are not able to generate expected enrollment under a particular contract, this would negatively affect our revenue growth. For example, we have found that if plan sponsors do not use our standard enrollment campaign, enrollment rates tend to be lower. If fewer plan sponsors elect Passive Enrollment for their plan participants, which typically generates higher enrollment rates, our revenue may not grow at anticipated rates. Even when we have rolled out our Professional Management service at a particular plan sponsor, some plan participants may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the plan participant. Certain securities within a plan participant’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. As we endeavor to find new ways to grow enrollment, and to enroll clients from The Mutual Fund Store, we may introduce processes, brand strategy, or customer experiences that some plan providers, plan sponsors or plan participants reject or resist, which may result in an unsuccessful enrollment campaign, unsuccessful ongoing enrollment or higher cancellation rates, or may harm our reputation with those plan providers, plan sponsors or plan participants, thereby jeopardizing future enrollment with those parties. Further, individual plan participants whose accounts we manage may choose at any time to stop having us manage those accounts. Historically, member cancellations rates have typically increased during periods where there has been a significant decline in stock market performance and, in addition, member cancellation rates are typically the highest in the three months immediately following the completion of a given promotional campaign. The level of any potential cancellations or enrollment decline may not necessarily be proportional to, and may, in total, be greater than, the overall market decline. If we are unsuccessful in our Professional Management enrollment campaigns, if we lose plan participants, or if we otherwise fail to increase enrollment rates, our revenue, operating results and financial condition could be harmed.

Our growth strategy includes extending and expanding our services including entering new markets and we may not be able to develop a successful growth strategy, successfully implement new services, or accurately estimate the impact on our business of developing and introducing these services.

Our strategy includes enhancing and expanding the functionality of our services with new features, offering new services with our existing market, expanding our business through the services offered by The Mutual Fund Store and continuing to evaluate new opportunities in markets adjacent to our existing retirement income market. For example,  Income+, manages plan participants’ defined contribution assets while allowing payouts from their retirement accounts. We have limited experience determining and executing income payments from retirement accounts. If our assessments or forecasts with respect to the expected duration and sufficiency of assets to support retirement income payments to participants are inaccurate, or if we fail to ensure that payouts are made at the times expected, our business and reputation could suffer.

In the longer-term, we intend to further expand our services beyond workplace defined contribution plans. For example, in 2012 we began offering to manage assets in IRA accounts, and in 2013 expanded our IRA management to include Income+ capability.  In 2016, we acquired the business of The Mutual Fund Store, which offers advice on taxable accounts. We have limited experience beyond workplace defined contribution plans or with taxable assets, and do not have direct experience with managing and growing retail distribution. We may not be able to anticipate or manage new risks and obligations or legal, compliance, operational or other requirements that may arise when offering investment management or retirement income payout services for accounts other than 401(k) accounts or when offering other services related to preparing for retirement, such as assistance with optimizing social security payments. We may not be able to acquire clients in these new markets, or attract new clients to The Mutual Fund Store,on a cost-effective basis, or at all.

In furtherance of our strategy, we intend to invest significant resources in the research, development, sales and marketing of new services and features. A viable market for our new services or features may not exist or develop as we anticipated, and our offerings may not be well received by potential plan sponsor customers or individual plan participants, retail clients or other investors. We may not be able to develop effective marketing and advertising for new services and features. We may make incorrect decisions as we implement our strategy, such as decisions whether to design and build elements of our services in-house or procure them through third parties or through acquisition. We have no experience with strategic partnerships and limited experience with acquisitions, and pursuing any such transaction would divert management attention, cause us to incur expenses and use internal resources, and may not be successful for a variety of reasons. As we expand our services in response to new or different customer demands, competition, in furtherance of our strategy, or for other reasons, we may not be able to accurately assess, design or implement testing protocols sufficient to identify all problems or limitations of the new features or services, we may make errors in the deployment of new features or services, or we may employ manual processes that are more prone to failure.

We may not be able to accurately estimate the impact of these future services, including those offered by The Mutual Fund Store, on our business or how the benefits of these services will be perceived by our clients. In addition, the anticipated benefits of these services on our business may not outweigh the resources and costs associated with their development or acquisition, or the liabilities associated with their operation. If we do not realize the anticipated benefits of these services, our revenue, operating results and financial condition could be harmed.

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

We refer to four of our nine primary retirement plan provider relationships as subadvisory relationships, including one plan provider with whom we have a subadvisory relationship for some plan sponsors and a direct advisory relationship for other plan sponsors. For the provider relationships that we refer to as subadvisory, we typically act as subadvisor to the plan provider acting as investment advisor, but we may directly act as investment advisor if Online Advice is the only service offered by a particular plan sponsor or for certain legacy plans. Where we act as subadvisor, we do not have a direct relationship with the plan sponsors and therefore may be less able to influence decisions by those plan sponsors to use or continue to use our services or to add additional services. Where we act as subadvisor, we do not know and cannot control the exact terms of the contract between the plan provider and the plan sponsor, which vary on terms such as the length of the contract, renewal and cancellation provisions. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through subadvisory relationships with retirement plan providers. The renegotiation or termination of our relationship with any of these plan providers could negatively impact our business. For the year ended December 31, 2015, 9%, 10%, 7% and 6% of our total revenue was attributable to the subadvisory fees paid to us by Empower RetirementTM, Aon Hewitt, Vanguard and Voya, respectively, the four plan providers with whom we had subadvisory relationships as of December 31, 2015.

Our contracts with our nine primary retirement plan providers generally have terms ranging from three to five years, and have successive automatic renewal terms of one year unless terminated in accordance with prior notice requirements. A majority of these provider agreements are in renewal periods. A plan provider may also terminate its contract with us at any time for specified breaches. Further, either party may decide to renegotiate the terms of the contract and may give a termination notice pending renegotiations to avoid having a contract automatically renew under its existing terms. In addition, there are unpredictable factors, other than our performance, that could cause the loss of a plan provider. If we lose one of our plan providers with whom we have a relationship or if one of those plan providers significantly reduces its volume of business with us or renegotiates the economic terms of its contract with us, our revenue, operating results and financial condition could be harmed.

Some plan providers with whom we have relationships also provide or may provide competing services or products.

Some plan providers with whom we have relationships, such as Fidelity, offer or may offer directly competing investment guidance, retirement advice, portfolio management and retirement income services to plan participants. We also face indirect competition from products that could potentially substitute for our services, most notably target-date funds, which are offered by a number of plan providers with whom we have relationships, including Fidelity, Vanguard, T. Rowe Price, Voya, Wells Fargo Advantage and Empower RetirementTM Funds. Among the plan sponsors to whom we offer our Professional Management service and that offer target-date funds, approximately 95% offer target-date funds, of which approximately 81% offer retail-priced target-date funds. Plan providers who offer competing services or products may be better positioned to promote or offer their services or products over ours in the sales process. Where we have a subadvisory relationship with the plan provider, the plan provider may compete with us for plan sponsors. Our acquisition of The Mutual Fund Store business has increased this competitive dynamic.  Competitors to our Income+ feature include providers of retirement income products in the defined contribution market, such as AllianceBernstein, Prudential, and other providers of insurance products. Competitors that provide advisory services in the IRA space include providers such as Fidelity, Charles Schwab, Bank of America Merrill Lynch, Morgan Stanley Smith Barney and Vanguard.  Competitors of our subsidiary The Mutual Fund Store include RIAs such as Edelman Financial Services, and hybrid RIAs such as Edward Jones, that are focused on serving mass-affluent investors.

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

We may be liable to our plan sponsors, plan participants, plan providers or individual clients for damages caused by system failures, errors or unsatisfactory performance of services.

If we fail to prevent, detect or resolve errors in our services, including services offered through our subsidiaries, regardless of the cause of the errors, our business and reputation could suffer. Errors in inputs or processing, such as plan set-ups, transaction instructions or plan participant data could be magnified across many accounts. Concentrated positions held by many plan participants, particularly in employer stock, could result in a large liability if a systematic input or processing error was to cause us to make errors in transactions relating to those positions.   The manual and individual nature of The Mutual Fund Store business increases the risk of human error or malfeasance and could cause mistakes in client transactions.  Unlike the Financial Engines business, The Mutual Fund Store advisors are able to move client assets and to make changes to client investment accounts directly. The Mutual Fund Store manages taxable accounts, where errors could affect client tax obligations and create liability for us. We could also face liability if we fail to process a participant’s or a client’s instructions. We may not be able to identify or resolve these errors in a timely manner. In addition, failure to perform our services for Professional Management members, including plan disbursements, on a timely basis could result in liability. We may also have liability to the plan provider where we have a subadvisory relationship with the plan provider. In the past, we have reimbursed plan sponsors, participants and providers, and The Mutual Fund Store has reimbursed clients, for errors in our services and expect to do so in the future. After an error is identified, resolving the error and implementing remedial measures has at times diverted the attention and resources of our management, key technical personnel and internal resources from other business concerns. Any errors in the performance of services for a plan sponsor or plan provider, or poor execution of these services, could result in a plan sponsor or plan provider limiting our ability to market existing or enhanced services, or terminating its agreement.  Similarly, transaction or service problems could cause The Mutual Fund Store clients to terminate their accounts.  Although we attempt to limit our contractual liability for consequential damages in rendering our services, these limitations on liability may be unenforceable in some cases, or may be insufficient to protect us from liability for damages. ERISA and other applicable laws require that we meet a fiduciary obligation to plan participants. We maintain general liability insurance coverage, including coverage for errors or omissions; however, this coverage may not continue to be available on reasonable terms or may be unavailable in sufficient amounts to cover one or more large claims. An insurer might disclaim coverage as to any future claim. A successful assertion of one or more large claims, or several smaller claims, against us that exceed our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirement, in which event our operating results and financial condition could be harmed.

If our reputation is harmed, we could suffer losses in our business and revenue.

Our reputation, which depends on earning and maintaining the trust and confidence of plan providers, plan sponsors, plan participants and individual investors that are current and potential customers, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by plan fiduciaries, plan participants, clients, current or former employees, or stockholders, employee misconduct, perceptions of conflicts of interest, rumors, communication errors, and transactional mistakes, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. In addition, any perception that the quality of our investment advice may not be the same or better than that of other providers could also damage our reputation. Any damage to our reputation could harm our ability to attract and retain plan providers, plan sponsor customers, individual investors and key personnel. This damage could also cause plan participants to stop using or enrolling in our Professional Management service, or services offered by The Mutual Fund Store, which would adversely affect the amount of AUM on which we earn fees, in which event our revenue, operating results and financial condition could be harmed.

Any failure to protect the confidentiality of plan provider, plan sponsor, plan participant or individual investor data could lead to legal liability, adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.

Our services involve the exchange of information, including detailed information regarding individual investors or information regarding plan participants provided by plan providers, plan sponsors, and retirement account custodians through a variety of electronic and non-electronic means. In addition, plan participants and clients of The Mutual Fund Store routinely provide confidential information and input personal investment and financial information, including portfolio holdings and, in some instances, credit card data, into our systems.  Clients of our subsidiary, The Mutual Fund Store, provide confidential information to their advisors verbally and in written format, which is then input manually.  We rely on a complex network of process and software controls to protect the confidentiality of data provided to us or stored on our systems. If we do not maintain adequate internal controls or fail to implement new or improved controls, this data could be misappropriated or confidentiality could otherwise be breached. As we expand our business and increasingly integrate our services with and rely upon third parties we may be subject to increased risk and liability for security breaches. We must devote increasing management time and resources to monitoring third-party security controls. We could be subject to liability if we inappropriately disclose any plan participant’s  and client’s personal information, or if third parties are able to penetrate our network security or otherwise gain access to any plan participant’s and client’s name, address, portfolio holdings, credit card number or other personal information. Any such event could subject us to claims for unauthorized credit card purchases, identity theft or other similar fraud claims or claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal information.

Many of our agreements with plan sponsors, plan providers and clients do not limit our potential liability for breaches of confidentiality, and consequential damages. If any person, including any of our employees, contractors, or consultants, penetrates our network security, misappropriates or mishandles sensitive data, inadvertently or otherwise, we could be subject to significant liability from our plan sponsors, plan providers, participants and clients for breaching contractual confidentiality provisions or privacy laws. In addition, our agreements with plan sponsors and plan providers require us to meet specified minimum system security and privacy standards. Given the growing concern over privacy and identity theft, we have been and expect to continue to be subject to increased scrutiny by both plan providers and plan sponsors, which have increased the frequency and thoroughness of their audits. If we fail to meet these standards, our plan sponsors and plan providers may seek to limit or terminate their agreements with us. Regulations in some states and proposed federal regulations may require notification via the press or to customers in the event of security breaches, which could harm our reputation and increase our costs of doing business. Unauthorized disclosure of sensitive or confidential data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation, expose us to litigation, cause us to lose business, harm our revenue, operating results or financial condition and subject us to regulatory action, which could include sanctions and fines.

Privacy concerns could require us to modify our operations.

As part of our business, we use plan participants’ and clients’ personal data. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use of this data. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant additional expense, in which event our revenue, operating results and financial condition could be harmed.

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

Our ability to provide portfolio management services, investment advice and retirement income and maintain and develop relationships with plan participants, plan providers and plan sponsors depends largely on our ability to attract, train, motivate and retain highly skilled professionals, particularly professionals with backgrounds in sales, marketing, technology and financial and investment services. We believe that success in our business will continue to be based upon the strength of our intellectual capital. For example, due to the complexity of our services and the intellectual capital invested in our investment methodology and technology, the loss of personnel integral to our investment research, product development and engineering efforts would harm our ability to maintain and grow our business. Consequently, we must hire and retain employees with the technical expertise and industry knowledge necessary to continue to develop our services and effectively manage our growing sales and marketing organization to assist the growth of our operations. We believe there is significant competition for professionals with the skills necessary to perform the services we offer, particularly in the geographic area of our headquarters in Sunnyvale, California. We experience competition for analysts and other employees from financial institutions and financial services organizations such as hedge funds and investment management companies that generally have greater resources than we do and therefore may be able to offer higher compensation packages. Competition for these employees is intense, and we may not have sufficient human resources programs, practices and benefits to be able to retain our existing employees, or be able to recruit and retain other highly qualified personnel.  If we cannot retain key employees from The Mutual Fund Store, we may lose important knowledge and skills resident in that organization.  In addition, many of the advisors employed at The Mutual Fund Store have developed personal relationships with their clients.  If we are not able to retain these advisors, their clients may close their accounts or clients may leave The Mutual Fund Store to follow their advisor. If we cannot hire and retain qualified personnel, our ability to continue to expand our business would be impaired and our revenue, operating results and financial condition could be harmed.

If our intellectual property and technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position could suffer.

Our future success and competitive position depend in part on our ability to protect our proprietary technology and intellectual property. We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and intellectual property. We also require our employees, consultants, vendors, plan sponsors and plan providers to enter into confidentiality agreements with us. As of December 31, 2015, we have 16 issued U.S. patents which relate to novel aspects of our financial advisory platform, including user interface features, our pricing module, load-aware optimization, tax-aware asset allocation, financial goal planning, advice palatability, and other key technologies of our outcomes-based investing methodologies. We also have several additional pending U.S. patent applications. In addition, we have issued patents and pending patent applications in foreign jurisdictions. One or more of our issued patents or pending patent applications may be called into question on the basis of being directed to abstract ideas or methods of doing or conducting business. The general validity of software patents and so called “business method” patents have been challenged in a number of jurisdictions, including the United States. Changes in patent laws or case law may impact the scope of patent-eligible subject matter by, for example, limiting what constitutes a patentable “process.” Our patents may become less valuable if software or business methods are found to be a non-patentable subject matter or if additional requirements are imposed that our patents do not meet.

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

We expect our growth, including through the acquisition of The Mutual Fund Store and future acquisitions of its franchises, to place significant demands on our management and other resources. Our success will depend in part upon the ability of our senior management to execute on our growth strategy and to manage growth effectively. We rely on proprietary and customized software, systems and reporting processes, which require experienced personnel to operate, maintain and expand, and which is made more complex by the acquisition. Expansion creates new and increased management and training responsibilities for our employees. In addition, continued growth increases the challenges involved in:

•	recruiting, training and retaining sufficient skilled technical, marketing, sales and management personnel, including those acquired through The Mutual Fund Store;
•	determining when to use consultants or third-party software or services;
•	preserving our reputation and brand recognition;
•	preserving our culture, values and entrepreneurial environment;
•

successfully enhancing and expanding the range of services offered to our plan sponsors and plan participants, and achieving such enhancement or expansion sufficiently quickly to meet new or different customer demands or competition;

•	developing, improving and scaling our internal administrative infrastructure, particularly our financial, operational, compliance, recordkeeping, communications and other internal systems;
•	integrating and maintaining high levels of satisfaction with our services among plan sponsors and plan participants; and
•	maintaining high levels of satisfaction with The Mutual Fund Store employees and clients.

We are subject to additional regulatory compliance requirements, as a result of being a public company, which causes additional expenses and challenges for our management team.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company related to corporate governance compliance. Such compliance includes the requirements of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Investor Protection and Securities Reform Act of 2010 as well as the rules and regulations implemented by the SEC and The NASDAQ Stock Market. Compliance with such requirements and training The Mutual Fund Store employees with respect to such compliance requirements will divert internal resources and will take a significant amount of time and effort. We rely upon proprietary and customized software, systems and reporting processes, which increases the complexity of our internal control structure and procedures for financial reporting and introduces more opportunities for error.  This risk is increased significantly by the need to establish public-company levels of controls on The Mutual Fund Store, which previously operated as a private company.

We are investing resources to comply with evolving laws and regulations, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting in our annual report on Form 10-K. Any claim that our internal controls over financial reporting are not effective as defined under Section 404, or that we have failed to comply with other public company regulatory requirements, regardless of merit or ultimate outcome, could subject us to lawsuits, stockholder derivative demands, sanctions or investigations by The NASDAQ Stock Market, the SEC, or other regulatory authorities.  This risk is increased significantly by the need to establish public-company levels of controls on The Mutual Fund Store. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404 or other regulatory requirements, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to meet public company regulatory compliance requirements effectively or efficiently, or there are changes in the standards, methods, estimates and judgments used in applying our accounting policies, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors.

We could face liability for certain information we disclose, including information based on data we obtain from other parties.

We may be subject to claims for securities law violations, negligence, or other claims relating to the information we disclose, such as the mutual fund assessments we call “scorecards.”  In addition, The Mutual Fund Store provides information through newsletters and other topical communications to its clients and also hosts a regular radio program.  Our businesses also communicate through social media and other online means. Individuals who use our services may take legal action against us if they rely on information that contains an error, or a company may claim that we have made a defamatory statement about it or its employees. We could also be subject to claims based upon the content that is accessible from our website through links to other websites. We rely on a variety of outside parties as the original sources for the information we use in our published data. These sources include securities exchanges, fund companies and transfer agents.  Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others. Defending claims based on the information we publish could be expensive and time-consuming and could adversely impact our business, operating results and financial condition.

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

Our business and reputation could be harmed by The Mutual Fund Store franchisees.

The success of our business depends in part upon the operational and financial success of The Mutual Fund Store franchisees.  At the closing of the acquisition of the Mutual Fund Store, approximately 27% of their locations were franchises.  The inability of The Mutual Fund Store franchisees to operate successfully could adversely affect our operating results through decreased royalty payments.   If a significant franchisee or a significant number of our franchisees become financially distressed, our operating results could be impacted through reduced or delayed royalty payments.

We believe clients expect the same quality of service from our franchisees as they do from Financial Engines and The Mutual Fund Store-owned locations. The providers and sponsors that work with our company may not want to work with The Mutual Fund Store franchises.  While our franchise agreements set forth certain operational standards and guidelines, we have limited control over how our franchisees’ businesses are run, and do not exercise day-to-day control over them.  Any operational or developmental shortcomings of our franchisees, including their failure to comply with applicable laws, are likely to be attributed to our overall operations from the prospective of regulatory bodies and the public.  Any such failure could also subject us to regulatory investigation and penalties, have a direct negative impact on the royalty revenue we receive from the franchise, subject us to client claims, as well as harm our reputation and brand.

Various state and federal laws govern our relationship with our franchisees and our potential repurchase of a franchise. If we fail to comply with these laws, we could be liable for damages to franchisees, fines or other penalties. A franchisee or government agency may bring legal action against us based on the franchisor/franchisee relationship. Litigation with our franchisees or government agencies may be expensive, divert management’s time and resources and adversely affect both our profits and our important relations with our other franchisees.

We are subject to risks associated with leasing space for The Mutual Fund Store retail locations.

The Mutual Fund Store operates over 125 retail locations, including franchises, which are presently located on leased premises. As leases underlying these locations expire, we or our franchisees may be unable to negotiate a new lease or lease extension, either on commercially acceptable terms or at all, which could cause us or our franchisees to close offices in desirable locations. As a result, our revenues and our brand building initiatives could be adversely affected. Current locations of The Mutual Fund Store and franchised locations may become unattractive to us as demographic patterns change. We generally cannot cancel current leases. Therefore, if an existing or future retail location is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. If we are unable to manage these risks effectively, our business and financial results could be adversely affected.

Buying back franchise operations involves risks that could adversely affect our business and financial results.

Our business plan includes the initiative to repurchase up to 35 franchises of The Mutual Fund Store, beginning in 2016.  The Mutual Fund Store franchise agreements generally set forth a formula and a process for repurchasing the franchise. State franchise laws may make it difficult to close and terminate franchise locations. There are a number of risks associated with this initiative, including the difficulty in predicting the ultimate costs, including any employee termination costs, the timing of payments received, the results of negotiations with landlords, and the future impact to our financial results.  If we are unable to manage these risks effectively, our business and financial results could be adversely affected.

We have incurred net losses in the past. We may incur net losses in the future.

As of December 31, 2015, we had retained earnings of $1.6 million. We incurred net losses in each year through 2008. We may incur net losses in the future, in which event our operating results and financial condition could be harmed.

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

The financial services industry is subject to extensive regulation at the federal and state levels. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business. The securities laws and other laws that govern our activities as a registered investment advisor are complex and subject to rapid change. The activities of our investment advisory and management operations are subject primarily to provisions of the Investment Advisers Act and ERISA, as well as certain state laws, some of which may provide for private rights of action. We are a fiduciary under ERISA. Our investment advisory services are also subject to state laws including anti-fraud laws and regulations. The Investment Advisers Act addresses, among other things, fiduciary duties, recordkeeping and reporting requirements, advertising, and disclosure requirements and also includes general anti-fraud provisions. We rely on certain regulatory interpretations and guidance in connection with our current business model, including regulations and guidance relating to passive enrollment of participants into our Professional Management service. If we are found to have failed to comply with any applicable law, rule or regulation, we could be fined, sanctioned, required to disgorge fees we have previously collected, required to reimburse clients for any losses in their accounts, required to change our business practices or disclosure, or barred from providing investment advisory services in the future, or we may agree to one or more of such payments, sanctions or changes as part of a settlement agreement, which could materially harm our business and reputation. We may also become subject to additional regulatory and compliance requirements as a result of any expansion or enhancement of our existing services or any services we may offer in the future. For example, we may be subject to insurance licensing or other requirements in connection with our retirement planning services, even if our activities are limited to describing regulated products. A subsidiary of The Mutual Fund Store is an insurance agency, which is an industry in which we have limited experience. Compliance with any new regulatory requirements may divert internal resources and take significant time and effort. Any claim of noncompliance, regardless of merit or ultimate outcome, could subject us to investigation by the SEC or other regulatory authorities. This in turn could result in additional claims or class-action litigation brought on behalf of our clients, any of which could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation.

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

For example, the Financial Accounting Standards Board (FASB) is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards (IFRS). In connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2015 — Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” — that supersedes nearly all existing U.S. GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions, even if we do not change the way in which we transact, such as billing for services or collecting cash. This new standard may also impact how we account for certain direct costs associated with our revenues. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.

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

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, the 2015 range on intra-day sales prices for our common stock on The NASDAQ Global Select Market ranged from $46.34 to $28.23. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	general economic and market conditions;
•	issuance of new or updated research or reports by securities analysts;
•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected;
•	changes in the economic performance or market valuations of other companies engaged in providing portfolio management services, investment advice and retirement income;
•	loss of a significant amount of existing business;
•	public and analyst perception of our acquisition of The Mutual Fund Store and our combined business;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;
•	regulatory developments in our target markets affecting us, our plan sponsors or our competitors;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	changes in the amounts, timing or frequency of any cash dividends we may pay;
•	the amount, timing or frequency of any share repurchases;
•	issuances, sales or expected sales of additional common stock; and
•	terrorist attacks or natural disasters or other such events impacting countries where we or our plan sponsors have operations.

Prior to fiscal year 2013, we did not pay any cash dividends on our common stock. For the years ended December 31, 2013, 2014 and 2015, our Board of Directors declared quarterly cash dividends in the amount of $0.05, $0.06 and $0.07 per share, respectively, of common stock outstanding. In February 2016, our Board of Directors declared a quarterly cash dividend of $0.07 per share. While we currently expect to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors. Any changes in the amounts, timing or frequency of any cash dividends we may pay could adversely affect market and investors’ perception of us and cause our stock price to decline.

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

We have filed a registration statement to register the 9,885,889 shares of our common stock issued as consideration in our acquisition of The Mutual Fund Store, for resale to the public by the former equity holders of The Mutual Fund Store.  Sales of these shares, particularly if sold in substantial amounts or all at once or within a short time period, could cause the market price of our common stock to decline and affect our ability to raise equity capital.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease our principal executive offices in Sunnyvale, California. The lease term is for eight years and expires in May 2020. The premises consist of 80,995 square feet of office space with the right to lease additional space. We also lease 33,860 square feet of office space in Boston, Massachusetts under a lease term through July 2025. This Boston, Massachusetts lease includes ongoing right of first offer with respect to any contiguous space that becomes available, and a one-time expansion option with respect to specific space on the floor below the leased premises. In addition, we lease 24,788 square feet of office space in Phoenix, Arizona, primarily for our operations and call center. In June 2015, we added to and incorporated an additional 10,953 square feet of adjacent space in Phoenix for a total of 35,741 square feet, totaling $5.3 million in remaining minimum lease payments through December 2021 as of December 31, 2015.

In February 2016, we acquired the business of The Mutual Fund Store. The Mutual Fund Store leases a 33,100 square foot principal executive office in Overland Park, Kansas under a lease term of 11 years expiring in March 2027.  A lease covering The Mutual Fund Store’s previous principal executive offices in Overland Park, Kansas for premises of approximately 21,330 square feet expires in September 2016. The Mutual Fund Store also operates or franchises over 125 locations in 39 states.

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

	High	Low
Fiscal year ending December 31, 2015
First Quarter	$45.27	$32.66
Second Quarter	$45.43	$39.75
Third Quarter	$46.34	$28.90
Fourth Quarter	$40.00	$28.23

Fiscal year ending December 31, 2014
First Quarter	$69.72	$48.86
Second Quarter	$53.13	$37.14
Third Quarter	$45.08	$33.01
Fourth Quarter	$41.35	$29.40

As of January 31, 2016, the number of record holders of our common stock was 101. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

Prior to fiscal year 2013, we did not pay any cash dividends on our common stock. During the years ended December 31, 2013, 2014 and 2015, the Board of Directors declared quarterly cash dividends totaling $0.20, $0.24 and $0.28 per share annually, respectively, of common stock outstanding. On February 11, 2016, the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on April 5, 2016 to record-holders as of March 22, 2016. While we currently expect to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Financial Engines, Inc. under the Exchange Act or the Securities Act of 1933, as amended, or the “Securities Act”.

The following graph shows a comparison from December 31, 2010 through December 31, 2015 of the cumulative total stockholder return on our common stock with the cumulative total return of The NASDAQ Composite Index, the Financial Sector SPDR and S&P Small Cap 600 Index. The graph assumes an investment of $100 on December 31, 2010, and the reinvestment of any dividends. The reinvestment of cash dividends for our common stock is reflected in the table below, starting with the first cash dividend payment in April 2013. We did not pay any cash dividends prior to fiscal year 2013.

The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Financial Engines, Inc.,

The NASDAQ Composite Index, Financial Sector SPDR and the S&P Small Cap 600 Index

* 100 invested in stock as of December 31, 2010 — including reinvestment of dividends

Unregistered Sales of Equity Securities

For the year ended December 31, 2015, we issued 232,803 shares of common stock upon the exercise of options to purchase our common stock granted under our 1998 Stock Plan. The shares of common stock issued pursuant to these stock options were unregistered securities granted under our 1998 Stock Plan as permitted by Rule 701 of the Securities Act of 1933. The aggregate purchase price of the shares was $1.5 million, all of which was received in cash. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

As previously disclosed, under the terms of the Merger Agreement, we agreed to issue approximately 10.0 million shares of our common stock, subject to certain closing and post-closing adjustments described therein, to the former equity holders of The Mutual Fund Store.  On February 1, 2016, in connection with the closing of the acquisition and as part of the Merger Consideration, we issued 9,885,889 shares of our common stock to such former equity holders.  Such issuance was made pursuant to an exemption under Regulation D, as promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50.0 million of our common stock in open market purchases or negotiated transactions over the subsequent twelve month period. We used $38.5 million of cash to repurchase 997,000 shares of our common stock during the year ended December 31, 2015 and used a total of $47.6 million to repurchase 1,277,000 shares during the twelve month duration of the program. The stock repurchase program expired on November 4, 2015 and there were no purchases made in the fourth quarter of 2015.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands, except per share data)
Statements of Income Data:
Revenue:
Professional management	$108,215	$150,872	$202,811	$245,812	$277,162
Platform	32,891	32,373	33,475	33,071	30,766
Other	2,979	2,577	2,672	3,037	2,794
Total revenue	144,085	185,822	238,958	281,920	310,722
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	49,717	70,025	91,990	112,817	131,011
Research and development	21,182	25,483	30,917	29,830	35,581
Sales and marketing	30,710	39,206	43,400	50,091	61,262
General and administrative	13,518	15,537	21,353	22,453	28,813
Amortization of internal use software	5,923	6,125	6,402	5,974	4,900
Total costs and expenses	121,050	156,376	194,062	221,165	261,567
Income from operations	23,035	29,446	44,896	60,755	49,155
Interest income, net	10	3	58	169	356
Other income (expense)	—	100	(13)	3	(30)
Income before income taxes	23,045	29,549	44,941	60,927	49,481
Income tax expense	7,900	10,975	14,986	23,975	17,864
Net income	15,145	18,574	29,955	36,952	31,617

Net income per share attributable to holders of common stock
Basic	$0.34	$0.40	$0.61	$0.72	$0.61
Diluted	$0.31	$0.37	$0.57	$0.69	$0.60
Shares used to compute net income per share attributable to holders of common stock
Basic	44,783	46,741	49,512	51,601	51,732
Diluted	49,407	50,211	52,335	53,309	53,039

Cash dividends per share declared to common stockholders	$—	$—	$0.20	$0.24	$0.28

Non-GAAP Financial Data:
Adjusted EBITDA (1)	$40,783	$55,809	$79,295	$98,602	$95,587
Adjusted Net Income (2)	$18,583	$24,984	$39,037	$48,923	$49,360
Adjusted Earnings per Share (2)	$0.38	$0.50	$0.75	$0.92	$0.93

(1)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted EBITDA	2011	2012	2013	2014	2015
	(In thousands, unaudited)
Net income	$15,145	$18,574	$29,955	$36,952	$31,617
Interest expense, net	(10)	(3)	(58)	(169)	(356)
Income tax expense	7,900	10,975	14,986	23,975	17,864
Depreciation	2,191	3,084	4,024	4,930	6,092
Amortization of internal use software	5,577	5,726	6,007	5,613	4,566
Amortization and impairment of direct response advertising	2,734	5,149	5,994	6,010	5,359
Amortization of deferred sales commissions	1,423	1,932	1,869	1,526	1,717
Stock-based compensation expense	5,823	10,372	16,518	19,765	26,028
Acquisition-related expenses(1)	—	—	—	—	2,700
Non-GAAP Adjusted EBITDA	$40,783	$55,809	$79,295	$98,602	$95,587

(1)	We expect to incur acquisition-related expenses related to The Mutual Fund Store throughout 2016.

(2)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted Net Income and Adjusted EPS	2011	2012	2013	2014	2015
	(In thousands, except per share data, unaudited)
Net income	$15,145	$18,574	$29,955	$36,952	$31,617
Stock-based compensation expense, net of tax (1)	3,598	6,410	10,207	12,214	16,085
Income tax benefit from release of valuation allowance	(160)	—	(1,125)	(243)	(11)
Acquisition-related expenses, net of tax (1)	—	—	—	—	1,669
Non-GAAP Adjusted Net Income	$18,583	$24,984	$39,037	$48,923	$49,360

Non-GAAP Adjusted Earnings Per Share	$0.38	$0.50	$0.75	$0.92	$0.93

Shares of common stock outstanding	44,820	46,741	49,512	51,601	51,732
Dilutive stock options, RSUs and PSUs	4,587	3,470	2,823	1,708	1,307
Non-GAAP adjusted common shares outstanding	49,407	50,211	52,335	53,309	53,039

(1)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

	As of December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$145,002	$181,231	$126,003	$126,564	$305,216
Short-term investments	$—	$—	$120,027	$179,885	$39,936
Working capital	$162,341	$212,513	$287,489	$347,695	$368,768
Total assets	$254,443	$306,833	$375,681	$435,045	$482,580
Total liabilities	$34,883	$43,447	$53,795	$54,834	$67,433
Total stockholders’ equity	$219,560	$263,386	$321,886	$380,211	$415,147

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

To expand our independent advisory services, on February 1, 2016 we acquired The Mutual Fund Store for approximately $250 million in cash and 9,885,889 shares of our common stock.  We believe that the acquisition will enable us to expand our independent advisory services to 401(k) participants through comprehensive financial planning and the option to meet face-to-face with a dedicated financial advisor at one of more than 125 national locations.

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

As of December 31, 2015, we had approximately $987 billion of AUC and 9.3 million plan participants in plans for which the Professional Management service is available, which includes approximately $325 billion of AUC and 3.4 million plan participants in plans at 145 plan sponsors for which Income+ has been made available to participants.

As of December 31, 2015, we had 293 Income+ plan sponsor contracts, including the aforementioned 145 plan sponsors where Income+ has been made available to participants and 148 plan sponsors for which the service has not yet been made available, representing a total of approximately $477 billion of retirement assets and 4.9 million participants.

In addition to measuring enrollment in all plans where the Professional Management service is available, we measure enrollment in plans where the Professional Management service has been available for at least 14 months and in plans where it has been available for at least 26 months.

	Members as a Percentage of Eligible Participants	AUM as a Percentage of AUC (1)
All plans as of December 31, 2015
Professional Management available	10.0%	11.5%
Professional Management available 14 months or more	10.7%	12.4%
Professional Management available 26 months or more	11.0%	12.8%

(1)

We receive AUM data from plan providers at or near the end of each quarter and AUC data from plan providers at various points in time, neither of which is marked to market as of quarter end. In quarters with significant volatility, especially near the end of the quarter, the AUC data we receive from plan providers can be significantly different than market values as of quarter end. As of December 31, 2015, we performed a calculation to estimate the marked-to-market asset enrollment rate as of December 31, 2015, which we believe was approximately 11.5% where Professional Management is available, approximately 12.4% where Professional Management has been available for 14 months or more and approximately 12.8% where Professional Management has been available for 26 months or more.

As of December 31, 2015, the approximate aggregate style exposure of the portfolios we managed was as follows:

Cash	2%
Bonds	27%
Domestic Equity	44%
International Equity	27%
Total	100%

We estimate the aggregate percentage of equity exposures have ranged from a low of approximately 56% to a high of approximately 72% since we began managing assets on a discretionary basis in September 2004. These percentages can be affected by the asset exposures of the overall market portfolio, the demographics of our member population including the adoption of Income+, the number of members who have told us that they want to assume greater or lesser investment risk, and, to a lesser extent given the amount of assets we have under management, the proportion of our members for whom we have completed the transition from their initial portfolio.

Changes in AUM

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q1'15	Q2'15	Q3'15	Q4'15
	(In billions)
AUM, beginning of period	$104.4	$109.2	$114.5	$108.0
New Enrollment (1)	4.6	6.5	4.8	4.3
Voluntary Cancellations (2)	(1.9)	(1.6)	(2.4)	(2.4)
Involuntary Cancellations (3)	(1.6)	(1.7)	(1.6)	(1.8)
Contributions (4)	1.7	1.8	1.7	1.9
Market Movement and Other (5)	2.0	0.3	(9.0)	3.4
AUM, end of period	$109.2	$114.5	$108.0	$113.4

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

(3)

The aggregate amount of assets, as of the last available positive account balance, for involuntary cancellations occurring when the member’s 401(k) plan account balance has been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services to the plan participants upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for members of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a member’s account value falls to zero, either upon the effective date of a sponsor cancellation or the member transferring the entire account balance, we treat the account as an involuntary cancellation and quantify the amount for any period by retrieving the account value from the last file received with a positive balance. Involuntary member cancellations due to the effective date of a plan sponsor cancellation occurring between January 1, 2016 and January 31, 2016 would cause the AUM that was reported as of December 31, 2015 to be reduced by 1.3%.

(4)

Employer and employee contributions are estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly member files, allowing us to estimate contributions for those members for whom we have received this data. For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 86%-97% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM.

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

Direct Response Advertising

Effective July 1, 2009, we commenced capitalization of advertising costs associated with direct advisory Active Enrollment campaigns, where marketing materials are sent to solicit enrollment in the Company’s Professional Management service, which caused a significant amount of costs to be capitalized for the years ended December 31, 2013, 2014 and 2015. Our advertising costs consist primarily of printed materials associated with new member solicitations, as well as internal labor costs associated with the production of these printed materials. Advertising costs that do not qualify as direct response advertising are expensed to sales and marketing at the first time the advertisement takes place and starting in early 2015, certain new marketing campaigns no longer qualified for capitalization per the accounting definition of direct-response advertising and therefore were expensed as incurred. We expect this trend to continue for the year ended December 31, 2016.

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

As of December 31, 2015, $7.2 million of advertising costs associated with direct advisory Active Choice enrollment campaigns were reported as assets. During the years ended December 31, 2013, 2014 and 2015, we capitalized $5.5 million, $4.6 million and $4.4 million, respectively, of direct response advertising costs. Advertising expense was $6.4 million, $6.9 million and $8.2 million for the years ended December 31, 2013, 2014 and 2015, respectively, of which direct response advertising amortization was $6.0 million, $6.1 million and $5.5 million, respectively. During the years ended December 31, 2013, 2014 and 2015, impairments to direct response advertising were immaterial.

The table below evaluates the sensitivity of two of our most significant estimates, namely average period of probable future benefits and assumed change in our AUM due to market performance, on the realizability of net capitalized direct response advertising costs as of December 31, 2015. This sensitivity analysis considered all historic and current year campaigns with a net capitalized balance as of December 31, 2015 under our current assumptions of a three-year average period of probable future benefits and 0% change in AUM due to market performance per year. The sensitivity table indicates the additional expense charges that would have been recorded as of December 31, 2015 if, effective January 1, 2015, we had assumed different levels of change in AUM due to market performance and assumed an estimated period of probable benefits other than 3 years.

Direct Response Advertising Sensitivity Analysis

Additional Expense (Impairments) to be Recognized

	Assumed Change in AUM due to Market Performance (1)
	-20%	-10%	0%	8%
	(In thousands)
Average Period of Probable Future Benefits:
1 year	$4,718	$4,715	$4,712	$4,712
2 years	$2,898	$2,699	$2,562	$2,470
3 years	$588	$220	$—	$—
4 years	$69	$3	$—	$—
5 years	$67	$3	$—	$—

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

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law resulted in a tax benefit which was recognized in the first quarter of 2013, which is the quarter in which the law was enacted. The federal research and development credit was then suspended until December 2014 when it was retroactively reinstated for amounts paid or incurred for the year ended December 31, 2014, which resulted in a tax benefit recognized in the fourth quarter of 2014.  On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act made the research credit permanent.

During the year ended December 31, 2015, we released the remaining $11,000 of valuation allowance related to deferred tax assets for California net operating losses. Upon evaluating the positive and negative evidence present at December 31, 2015, management concluded it was more likely than not that this portion of the deferred tax assets would be fully realizable.

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

	Year Ended December 31,
	2013	2014	2015
Expected life in years	6	6	6
Risk-free interest rate	1.41%	1.85%	1.72%
Volatility	36%	36%	37%
Dividend yield	0.4%	0.6%	0.8%

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

Stock-based compensation expense for the year ended December 31, 2014 includes modification expense of $0.7 million resulting from the November 2014 consulting agreement entered into between the Company and its former Chief Executive Officer. The agreement allowed the continuation of vesting after his termination date of December 31, 2014 during a six month consulting period of January 1, 2015 to June 30, 2015, as well as extended the post-employment exercise period of vested stock options. Stock-based compensation expense due to this modification was calculated as of the date of the agreement based upon the difference in fair value of the underlying awards immediately before and immediately after the modification. As of December 31, 2014, we reversed $1.2 million of expense previously recognized on unvested shares under the graded-vesting attribution method related to the awards that were subject to the modifications.

Stock-based compensation expense for performance stock units (PSUs) is based on the award’s fair value as of the grant date, as well as the estimated probability of achieving the objective performance criteria pre-established by the Compensation Committee of the Board of Directors. The stock-based compensation expense for PSUs is recognized as expense over the requisite service period under the graded-vesting attribution method, net of estimated forfeitures. Each PSU consists of two vesting cliffs, with sixty percent eligible to vest on January 1, 2016 and forty percent eligible to vest on January 1, 2018. Depending on performance against the target metrics, vesting will be between 0% and 140% of target value for each of the vesting cliffs. On a quarterly basis, the estimated probability of achieving the objective performance criteria is re-evaluated by management and the expense is adjusted accordingly at the end of each balance sheet period. The number of shares of our common stock issued to the award recipients at the end of each of the PSU vesting periods will be based on actual achievement results.

As of December 31, 2014, we determined that certain performance criteria for PSUs was improbable of achievement related to December 31, 2015 performance metrics and accordingly reversed plan-to-date stock-based compensation expense of $1.2 million previously recognized related to these certain criteria. As the criteria for these certain PSUs was improbable of achievement, the related unrecognized compensation costs is excluded from the total unrecognized compensation costs related to PSUs as of December 31, 2014.

On January 1, 2016, performance achievement for the December 31, 2015 performance metrics that were probable of achievement resulted in approximately 38,797 shares issued to certain executives in February 2016. Effective February 1, 2016, the performance metrics related to December 31, 2017 achievement will be based on the financial results of the combined corporate entity, including the acquisition of The Mutual Fund Store, per the terms of the LTIP agreement.

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

Acquisition Activity

On February 1, 2016, Financial Engines completed the acquisition of The Mutual Fund Store for an aggregate purchase price of $516 million, consisting of approximately $250 million in cash and 9,885,889 shares of our common stock, subject to certain closing and post-closing adjustments. As a result of this acquisition, our revenue and expenses will increase effective February 1, 2016 upon consolidation of our financial statements.

Results of Operations

The following tables set forth our results of operations. The period to period comparisons of financial results are not necessarily indicative of future results.

Comparison of the Years Ended December 31, 2014 and 2015

	Year Ended December 31,		Year Ended December 31,		Increase (Decrease)
	2014	2015	2014	2015	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	87%	89%	$245,812	$277,162	$31,350	13%
Platform	12	10	33,071	30,766	(2,305)	(7)
Other	1	1	3,037	2,794	(243)	(8)
Total revenue	100	100	281,920	310,722	28,802	10
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	40	42	112,817	131,011	18,194	16
Research and development	10	11	29,830	35,581	5,751	19
Sales and marketing	18	20	50,091	61,262	11,171	22
General and administrative	8	9	22,453	28,813	6,360	28
Amortization of internal use software	2	2	5,974	4,900	(1,074)	(18)
Total costs and expenses	78	84	221,165	261,567	40,402	18
Income from operations	22	16	60,755	49,155	(11,600)	(19)
Interest income, net	—	—	169	356	187	111
Other income (expense)	—	—	3	(30)	(33)	n/a
Income before income tax expense	22	16	60,927	49,481	(11,446)	(19)
Income tax expense	9	6	23,975	17,864	(6,111)	(25)
Net income	13%	10%	$36,952	$31,617	$(5,335)	(14)%

Revenue

Total revenue increased $28.8 million, or 10%, from $281.9 million for the year ended December 31, 2014 to $310.7 million for the year ended December 31, 2015. The increase was due primarily to growth in professional management revenue of $31.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, offset by decreases in platform and other revenue of $2.3 million and $0.2 million, respectively. Professional management revenue and platform revenue comprised 89% and 10%, respectively, of total revenue for the year ended December 31, 2015.

Professional Management Revenue

Professional management revenue increased $31.4 million, or 13%, from $245.8 million for the year ended December 31, 2014 to $277.2 million for the year ended December 31, 2015. The increase in professional management revenue for the year ended December 31, 2015 was due primarily to an increase in the average monthly total AUM used to calculate fees from approximately $97.5 billion for the year ended December 31, 2014 to approximately $110.9 billion for the year ended December 31, 2015. This increase in average monthly total AUM was driven primarily by contributions, and increased net enrollment resulting from marketing campaigns and other ongoing member acquisitions, offset by market performance.

Platform Revenue

Platform revenue decreased $2.3 million, or 10%, from $33.1 million for the year ended December 31, 2014 to $30.8 million for the year ended December 31, 2015. This decrease in platform revenue for the year ended December 31, 2015 was due primarily to platform fee reductions as a result of sponsors adding new asset-based professional management services, as well as a small number of sponsors converting to a subadvisory plan provider or terminating. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue decreased $0.2 million, or 8%, from $3.0 million for the year ended December 31, 2014 to $2.8 million for the year ended December 31, 2015. The decrease in other revenue for the year ended December 31, 2015 was due primarily to a decrease in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $40.4 million, or 18%, from $221.2 million for the year ended December 31, 2014 to $261.6 million for the year ended December 31, 2015. This increase was due to a $18.2 million increase in cost of revenue, exclusive of amortization of internal use software, a $5.8 million increase in research and development expense, an $11.2 million increase in sales and marketing expense, a $6.4 million increase in general and administrative expense and a $1.1 million decrease in amortization of internal use software for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Across functional areas, wages, benefits and employer payroll tax expenses increased for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to headcount growth and annual compensation increases effective April 1, 2015. Across all functional areas, cash incentive compensation expense increased for the year ended December 31, 2015 compared to the year ended December 31, 2014 due primarily to higher cash incentive plan percentage achievement for the year ended December 31, 2015 compared to the year ended December 31, 2014, resulting in approximately $7.0 million more expense for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Across all functional areas non-cash stock-based compensation expense increased due primarily to equity awards granted during the years ended December 31, 2014 and 2015. Our equity awards generally vest over four years and we utilize the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods.

In November 2015, the Compensation Committee granted equity awards with an estimated expense value of $10.0 million, net of estimated forfeitures, to certain non-executive employees. We account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method. A portion of the total expense value for these 2015 awards was recognized as stock-based compensation expense for the year ended December 31, 2015.

The Board of Directors has approved equity awards with an estimated expense value of $14.3 million, net of estimated forfeitures, to certain of the new executive and non-executive employees related to the acquisition of The Mutual Fund Store, which were granted or are expected to be granted in February 2016. We will account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

In February 2016, the Compensation Committee approved the future grant of stock options and RSUs in May 2016 to certain executives, contingent upon receiving stockholder approval of a request at the annual meeting of stockholders in May 2016 for additional shares to be made available under our 2009 Stock Incentive Plan.  Assuming we obtain such stockholder approval, the stock options and RSUs will have an expense value, measured in May 2016 but estimated as of the date of this filing, of approximately $9.1 million, net of estimated forfeitures. We will account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

The non-cash stock-based compensation expense associated with these awards will be in addition to the amortization of both previously and subsequently granted stock awards, including other awards granted in 2015 and 2016, and expected to be granted in 2016, all of which will utilize the graded-vesting attribution method. We plan to continue to grant equity awards during fiscal year 2016 to certain of our existing employees, new employees and board members.

Effective February 1, 2016, the performance metrics related to the LTIP will be based on the financial results of the combined corporate entity, including the acquisition of The Mutual Fund Store, per the terms of the LTIP agreements. This amounts earned under the LTIP based on such combined financial results may result in an increase or decrease in non-cash stock-based compensation expense for the year ended December 31, 2016.

In June 2015, we entered into a facilities operating lease amendment for our Phoenix, Arizona facility with $26 million in total future minimum payments through December 2021. We expect this operating lease amendment will increase our rent expense by an average of approximately $0.3 million per year over the lease term.

Cost of Revenue

Cost of revenue, exclusive of amortization of internal use software, increased $18.2 million, or 16%, from $112.8 million for the year ended December 31, 2014 to $131.0 million for the year ended December 31, 2015. There was an increase of $9.1 million in fees paid to plan providers for connectivity to plan and plan participant data for the year ended December 31, 2015 compared to the year ended December 31, 2014 due primarily to an increase in professional management revenue. In addition, there was an increase of $4.0 million in wages, benefits, employer payroll taxes and allocated human resources expenses, an increase of $1.3 million in cash incentive compensation expense and an increase of $1.2 million in non-cash stock-based compensation expense. Facilities–related overhead expenses, including rent and depreciation, increased $1.1 million due primarily to an increase in depreciation expense and other equipment related expenses increased $0.6 million. Consulting expense increased $0.3 million and other expenses, including printed materials and professional services, increased by $0.6 million. As a percentage of revenue, cost of revenue increased from 40% for the year ended December 31, 2014 to 42% for the year ended December 31, 2015 due primarily to data connectivity fees expense increasing at a faster rate than revenue.

Research and Development

Research and development expense increased $5.8 million, or 19%, from $29.8 million for the year ended December 31, 2014 to $35.6 million for the year ended December 31, 2015. There was an increase of $2.3 million in wages, benefits, employer payroll taxes and allocated human resources expenses, an increase of $2.6 million in cash incentive compensation expense and an increase of $1.4 million in non-cash stock-based compensation expense for the year ended December 31, 2015 compared to the year ended December 31, 2014. Facilities–related overhead expenses, including rent and depreciation, increased $0.3 million primarily due to an increase in depreciation expense, consulting expense increased $0.5 million and other expenses increased $0.4 million. These increases were partially offset by a $1.7 million increase in the amount of internal use software capitalized as more developer hours were dedicated to internal use software projects for the year ended December 31, 2015. As a percentage of revenue, research and development expense increased from 10% for the year ended December 31, 2014 to 11% for the year ended December 31, 2015. The increase as a percentage of revenue was due primarily to an increase in cash incentive compensation relative to the increase in revenue during the same period.

Sales and Marketing

Sales and marketing expense increased $11.2 million, or 22%, from $50.1 million for the year ended December 31, 2014 to $61.3 million for the year ended December 31, 2015. There was an increase of $4.6 million in wages, benefits, employer payroll taxes and allocated human resources expenses, an increase of $2.1 million in cash incentive compensation expense and an increase of $1.7 million in non-cash stock-based compensation expense for the year ended December 31, 2015 compared to the year ended December 31, 2014.  In addition, there was a $1.0 million increase in advisory printed enrollment materials expense due primarily to campaign modifications which do not qualify for capitalization per the accounting definition of direct response advertising and therefore were expensed as incurred, as well as an increase in general marketing programs of $0.3 million. There was also an increase in consulting expense of $1.2 million to support a variety of initiatives, as well as a $0.2 million increase in travel, a $0.2 million increase in equipment–related expenses and a $0.2 million increase in other expenses. These increases were partially offset by a $0.3 million decrease in recruiting expenses. As a percentage of revenue, sales and marketing expenses increased from 18% for the year ended December 31, 2014 to 20% for the year ended December 31, 2015. The increase as a percentage of revenue was due primarily to an increase in cash incentive compensation and wages relative to the increase in revenue during the same period.

Starting in early 2015, we modified our existing campaign printed marketing materials for a subset of our campaigns. Due to the nature of these modifications, these new marketing campaigns no longer qualified for capitalization per the accounting definition of direct-response advertising and therefore were expensed as incurred, resulting in increased advertising expense for the year ended December 31, 2015. We expect this trend to continue for the year ended December 31, 2016.

General and Administrative

General and administrative expense increased $6.4 million, or 28%, from $22.5 million for the year ended December 31, 2014 to $28.8 million for the year ended December 31, 2015. There was an increase of $0.4 million in wages, benefits, employer payroll taxes and allocated human resources expenses, an increase of $0.7 million in cash incentive compensation expense and an increase of $1.9 million in non-cash stock-based compensation expense for the year ended December 31, 2015 compared to the year ended December 31, 2014.  In addition, there was a $3.3 million increase in professional services and consulting expenses, which included $2.7 million of professional services expenses related to the acquisition of The Mutual Fund Store, and other expenses increased $0.1 million. As a percentage of revenue, general and administrative expense increased from 8% for the year ended December 31, 2014 to 9% for the year ended December 31, 2015. The increase as a percentage of revenue was due primarily to increases in acquisition-related professional services expenses and non-cash stock-based compensation expense relative to the increase in revenue during the same period.

Amortization of Internal Use Software

Amortization of internal use software decreased $1.1 million, or 18%, from $6.0 million for the year ended December 31, 2014 to $4.9 million for the year ended December 31, 2015, as there were more developer hours dedicated to updating and maintaining existing core services in prior periods, which were not capitalized as internal use software, resulting in less amortization in the current year.

Interest Income, Net

Interest income, net of interest expense, increased $0.2 million, or 111%, from $0.2 million for the year ended December 31, 2014 to $0.4 million for the year ended December 31, 2015, as interest earned on short-term investments increased.  As of January 2016, we have sold all of our short-term investments.

Income Taxes

Income tax expense decreased from $24.0 million for the year ended December 31, 2014 to $17.9 million for the year ended December 31, 2015. Our effective tax rates were 39% and 36% for the year ended December 31, 2014 and 2015, respectively. The decrease in our effective tax rate was due primarily to recognition of tax benefits upon resolution of income tax uncertainties and changes in state taxes. We expect to see an effective tax rate of approximately 39%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of December 31, 2015, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and our state deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.

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

Amortization of Internal Use Software

Amortization of internal use software decreased $0.4 million, or 7%, from $6.4 million for the year ended December 31, 2013 to $6.0 million for the year ended December 31, 2014, as there were more developer hours dedicated to updating and maintaining existing core services, which were not capitalized as internal use software, in recent periods.

Interest Income, Net

Interest income, net of interest expense, increased $0.1 million, or 191%, from $0.1 million for the year ended December 31, 2013 to $0.2 million for the year ended December 31, 2014, as interest earned on short-term investments increased.

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

Quarterly Results of Operations

The following table sets forth our unaudited quarterly condensed consolidated statements of income data for the eight quarters ended December 31, 2015. The data have been prepared on the same basis as the audited consolidated financial statements and related notes, and you should read the following tables together with such financial statements. The quarterly results of operations include all necessary adjustments, consisting of only normal recurring adjustments that we consider necessary for a fair presentation of this data. Results of interim periods are not necessarily indicative of results for the entire year and are not necessarily indicative of future results.

Our professional management revenue generally increased sequentially in each of the quarters presented as a result of AUM growth driven primarily by a combination of contributions, net new enrollment resulting from marketing campaigns and other ongoing member acquisitions and market appreciation. Platform revenue has decreased slightly due primarily to platform fee reductions as a result of sponsors adding new asset-based professional management services, as well as a small number of sponsors converting to a subadvisory plan provider or terminating.

Total costs and expenses have fluctuated both in absolute dollars and percentage of revenue from quarter to quarter due primarily to increases in fees paid to plan providers for connectivity to plan and plan participant data, employee-related expenses related to headcount growth and compensation increases, cash incentive compensation expense, non-cash stock-based compensation expenses, printed marketing and member materials expenses and facilities expenses. Cost of revenue generally increased in absolute dollars for each quarter presented as a result of increased data connectivity fees and headcount growth.

	For the Three Months Ended
Condensed Consolidated Statements of Income Data:	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(In thousands, except per share data, unaudited)
Revenue:
Professional management	$57,069	$60,735	$63,226	$64,782	$66,583	$69,693	$70,225	$70,661
Platform	8,290	8,222	8,316	8,243	7,890	7,735	7,501	7,640
Other	518	832	1,209	478	473	811	1,087	423
Total revenue	65,877	69,789	72,751	73,503	74,946	78,239	78,813	78,724
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	25,978	27,178	30,280	29,381	30,891	33,691	32,950	33,479
Research and development	7,921	7,011	7,460	7,438	8,945	8,839	8,753	9,044
Sales and marketing	11,877	11,823	12,907	13,484	14,615	16,107	15,526	15,014
General and administrative	5,870	5,576	5,549	5,458	7,158	6,282	6,280	9,093
Amortization of internal use software	1,512	1,623	1,574	1,265	1,176	1,281	1,223	1,220
Total costs and expenses	53,158	53,211	57,770	57,026	62,785	66,200	64,732	67,850
Income from operations	12,719	16,578	14,981	16,477	12,161	12,039	14,081	10,874
Interest income, net	36	41	44	48	62	82	119	93
Other income (expense)	3	—	(4)	4	—	(17)	—	(13)
Income before income taxes	12,758	16,619	15,021	16,529	12,223	12,104	14,200	10,954
Income tax expense	4,941	6,565	6,014	6,455	4,322	3,604	5,723	4,215
Net income	$7,817	$10,054	$9,007	$10,074	$7,901	$8,500	$8,477	$6,739
Net income per share:
Basic	$0.15	$0.20	$0.17	$0.19	$0.15	$0.16	$0.16	$0.13
Diluted	$0.15	$0.19	$0.17	$0.19	$0.15	$0.16	$0.16	$0.13
Non-GAAP Financial Data:
Adjusted EBITDA (1)	$22,008	$26,228	$24,515	$25,851	$22,969	$22,659	$25,098	$24,861
Adjusted Net Income (2)	$10,771	$13,187	$12,032	$12,933	$11,933	$12,326	$12,482	$12,619
Adjusted Earnings Per Share (2)	$0.20	$0.25	$0.23	$0.24	$0.22	$0.23	$0.24	$0.24

(1)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	For the Three Months Ended
Non-GAAP Adjusted EBITDA	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(In thousands, unaudited)
Net income	$7,817	$10,054	$9,007	$10,074	$7,901	$8,500	$8,477	$6,739
Interest income, net	(36)	(41)	(44)	(48)	(62)	(82)	(119)	(93)
Income tax expense	4,941	6,565	6,014	6,455	4,322	3,604	5,723	4,215
Depreciation	1,116	1,116	1,261	1,437	1,457	1,488	1,539	1,608
Amortization of internal use software	1,425	1,528	1,479	1,181	1,099	1,195	1,139	1,133
Amortization and impairment of direct response advertising	1,542	1,555	1,534	1,379	1,360	1,366	1,406	1,227
Amortization of deferred sales commissions	423	381	369	353	368	396	453	500
Stock-based compensation expense	4,780	5,070	4,895	5,020	6,524	6,192	6,480	6,832
Acquisition-related expenses(1)	—	—	—	—	—	—	—	2,700
Adjusted EBITDA	$22,008	$26,228	$24,515	$25,851	$22,969	$22,659	$25,098	$24,861

(1)	We expect to incur acquisition-related expenses related to The Mutual Fund Store throughout 2016.

(2)	The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	For the Three Months Ended
Non-GAAP Adjusted Net Income and Adjusted EPS	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(In thousands, except per share data, unaudited)
Net income	$7,817	$10,054	$9,007	$10,074	$7,901	$8,500	$8,477	$6,739
Stock-based compensation expense, net of tax (1)	2,954	3,133	3,025	3,102	4,032	3,826	4,005	4,222
Release of valuation allowance	—	—	—	(243)	—	—	—	(11)
Acquisition-related expenses, net of tax (1)	—	—	—	—	—	—	—	1,669
Non-GAAP Adjusted Net Income	$10,771	$13,187	$12,032	$12,933	$11,933	$12,326	$12,482	$12,619

Non-GAAP Adjusted Earnings Per Share	$0.20	$0.25	$0.23	$0.24	$0.22	$0.23	$0.24	$0.24

Shares of common stock outstanding	51,100	51,523	51,811	51,958	51,923	51,780	51,655	51,575
Dilutive stock options, RSUs and PSUs	2,162	1,752	1,501	1,417	1,365	1,414	1,279	1,170
Non-GAAP adjusted common shares outstanding	53,262	53,275	53,312	53,375	53,288	53,194	52,934	52,745

(1)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA represents net income before net interest (income) expense, income tax expense (benefit), depreciation, amortization of intangible assets, including internal use software, amortization and impairment of direct response advertising, amortization of deferred sales commissions, non-cash stock-based compensation expense, and expenses related to the closing and integration of acquisitions, if applicable for the period. Adjusted Net Income represents net income before non-cash stock-based compensation expense, net of tax and certain other items such as the income tax benefit from the release of valuation allowances and expenses related to the closing and integration of acquisitions, if applicable for the period. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average of dilutive common share equivalents outstanding.

Our management uses Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as measures of operating performance, for planning purposes (including the preparation of annual budgets), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our Board of Directors concerning our financial performance. Adjusted EBITDA, among other factors, was used for the year ended December 31, 2015 and will be used for the year ended December 31, 2016 when determining cash incentive compensation for employees, including management.

We also present Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as supplemental performance measures because we believe that these measures provide our Board of Directors, management and investors with additional information to measure our performance. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in income taxes, the age and book depreciation of fixed assets (affecting relative depreciation expense) and amortization of intangible assets, including internal use software, direct response advertising and commissions, changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions and expenses related to the closing and integration of acquisitions. Management also believes it is useful to exclude non-cash stock-based compensation expense from Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share because non-cash equity awards made at a certain price and point in time, as well as certain other items such as the income tax benefit from the release of valuation allowances, do not necessarily reflect how our business is performing at any particular time.

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

Given the limitations associated with using Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share, these financial measures should be considered in conjunction with our financial statements presented in accordance with GAAP and the reconciliation of Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share to the most directly comparable GAAP measure, net income. Further, management also reviews GAAP measures and evaluates individual measures that are not included in Adjusted EBITDA, such as our level of capital expenditures, and equity issuance, among other measures.

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted EBITDA	2013	2014	2015
	(In thousands, unaudited)
Net income	$29,955	$36,952	$31,617
Interest income, net	(58)	(169)	(356)
Income tax expense	14,986	23,975	17,864
Depreciation	4,024	4,930	6,092
Amortization of internal use software	6,007	5,613	4,566
Amortization and impairment of direct response advertising	5,994	6,010	5,359
Amortization of deferred sales commissions	1,869	1,526	1,717
Stock-based compensation	16,518	19,765	26,028
Acquisition-related expenses(1)	—	—	2,700
Non-GAAP Adjusted EBITDA	$79,295	$98,602	$95,587

(1)	We expect to incur acquisition-related expenses related to The Mutual Fund Store throughout 2016.

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Year Ended December 31,
Non-GAAP Adjusted Net Income and Adjusted EPS	2013	2014	2015
	(In thousands, except per share data, unaudited)
Net income	$29,955	$36,952	$31,617
Stock-based compensation, net of tax (1)	10,207	12,214	16,085
Income tax benefit from release of valuation allowance	(1,125)	(243)	(11)
Acquisition-related expenses, net of tax (1)	—	—	1,669
Non-GAAP Adjusted Net Income	$39,037	$48,923	$49,360

Non-GAAP Adjusted Earnings Per Share	$0.75	$0.92	$0.93

Shares of common stock outstanding	49,512	51,601	51,732
Dilutive stock options, RSUs and PSUs	2,823	1,708	1,307
Non-GAAP adjusted common shares outstanding	52,335	53,309	53,039

(1)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparison of the years ended December 31, 2013, 2014 and 2015 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

With the acquisition of The Mutual Fund Store, the Company is currently estimating non-recurring integration related expenses in 2016 to be approximately $15 million to $20 million, excluding non-cash stock-based compensation expense, with a substantial amount of those costs incurred in the first quarter of 2016 related to the closing.  These expenses will be added back to Net Income in the calculation of Non-GAAP Adjusted EBITDA and will be added back to Net Income in the calculation of Non-GAAP Adjusted Net Income on a tax-effected basis using an estimated statutory tax rate of 38.2%.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2015, we had total cash, cash equivalents and short-term investments of $345.2 million, compared to $306.4 million as of December 31, 2014. On February 1, 2016, we used approximately $250 million of cash in the acquisition of The Mutual Fund Store. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash and cash equivalents, and cash generated from ongoing operations. We plan to use existing cash and cash generated in the ongoing operations of our business to fund our current operations and capital expenditures, as well as possible future acquisitions or other strategic activity, including the repurchase of The Mutual Fund Store franchises.

Consolidated Cash Flow Data

The following table presents information regarding our cash flows, cash and cash equivalents for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
	(In thousands)
Net cash provided by operating activities	$59,258	$71,755	$71,255
Net cash (used in) provided by investing activities	(129,090)	(73,500)	129,174
Net cash provided by (used in) financing activities	14,604	2,306	(21,777)
Net (decrease) increase in cash and cash equivalents	$(55,228)	$561	$178,652

Cash and cash equivalents, end of year	$126,003	$126,564	$305,216

Comparison of the Years Ended December 31, 2014 and 2015

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2015 was $71.3 million compared to net cash provided by operating activities of $71.8 million for the year ended December 31, 2014. Net cash provided by operating activities was the result of net income of $31.6 million for the year ended December 31, 2015, compared to net income of $37.0 million for the year ended December 31, 2014, plus adjustments for non-cash expenses. These non-cash adjustments include $26.0 million in non-cash stock-based compensation expense, $6.1 million of depreciation expense, $4.6 million in amortization of internal use software, $5.4 million in amortization and impairment of direct response advertising expense, $1.7 million in amortization of deferred commissions and $0.9 million for the provision for doubtful accounts, partially offset by $25.1 million effect for excess tax benefits associated with non-cash stock-based compensation, an increase of $9.2 million of deferred tax assets due primarily to accrued expenses and non-cash stock-based compensation, and the amortization of (premiums) discounts on short-term investments of $0.4 million. In addition, net cash provided by operating activities increased due to a $30.9 million increase in accounts payable due primarily to an increase in excess tax benefits associated with stock-based compensation, a $7.0 increase in accrued compensation as a result of higher cash incentive plan percentage achievement for the year ended December 31, 2015 compared to the year ended December 31, 2014, a $1.8 million decrease in other assets as tenant improvement allowances receivable were higher as of December 31, 2014, a $0.8 million increase in deferred rent, and a $0.4 million increase in deferred revenue.  These increases were partially offset by a $6.2 million increase in accounts receivable due to growth in professional management revenue, $4.3 million of capitalized direct-response advertising for the year ended December 31, 2015 and a $0.7 million increase in prepaid expenses.

We currently anticipate paying an estimated $12.4 million in annual cash incentive compensation in this first quarter of 2016.

Investing Activities

Net cash provided by investing activities was $129.2 million for the year ended December 31, 2015 compared to net cash used in investing activities of $73.5 million for the year ended December 31, 2014. For the year ended December 31, 2015, we used $159.6 million for the purchase of short-term investments, offset by maturities of $180.0 million and sales of $119.9 million. For the year ended December 31, 2015, we used $6.1 million for the purchase of property and equipment compared to $10.2 million, which included capital expenditures associated with our new Boston, MA facility, for the year ended December 31, 2014. For the year ended December 31, 2015, we capitalized $5.0 million of internal use software costs compared to $3.6 million for the year ended December 31, 2014, as more developer hours were dedicated to internal use software projects for the year ended December 31, 2015. We expect to have ongoing capital expenditure requirements to support technical operations and other infrastructure needs, and expect to fund this investment with our existing cash and cash equivalents.

On February 1, 2016, we completed the acquisition of The Mutual Fund Store for approximately $250 million in cash consideration and approximately $267 million consideration representing 9,885,889 shares of our common stock, subject to certain closing and post-closing adjustments.

Financing Activities

Net cash used in financing activities was $21.8 million for the year ended December 31, 2015 compared to net cash provided by financing activities of $2.3 million for the year ended December 31, 2014. For the year ended December 31, 2015, we received $9.2 million of net proceeds from the issuance of common stock upon the exercise of stock options compared to $12.8 million for the year ended December 31, 2014. For the year ended December 31, 2015, we used $38.5 million for the repurchase of our common stock compared to $9.2 million for the year ended December 31, 2014. We also incurred cash payments of $3.5 million associated with net share settlements for non-cash stock-based awards minimum tax withholdings for the year ended December 31, 2015 compared to $2.0 million for the year ended December 31, 2014 related to annual vesting of restricted stock units.

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50.0 million of our common stock over the subsequent twelve months. We used $38.5 million of cash to repurchase our common stock during the year ended December 31, 2015 compared to $9.2 million for the year ended December 31, 2014. The stock repurchase program expired on November 4, 2015.

For the year ended December 31, 2015, we incurred $14.0 million of cash dividend payments compared to $11.8 for the year ended December 31, 2014. Based on the shares outstanding as of February 1, 2016 of 61,585,287 and assuming a $0.07 per share quarterly dividend for 2016, we would estimate dividend payments to total approximately $16.5 million for the year ended December 31, 2016, including the $3.6 million payment made in January 2016. We currently expect to pay comparable cash dividends on a quarterly basis in the future, however, any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

For the year ended December 31, 2016, we expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees that vest in the year ended December 31, 2016, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting dates. Based on the fair value of our common stock on December 31, 2015 of $33.67 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $3.5 million, net of estimated forfeitures, during the year ended December 31, 2016. We anticipate this type of cash payment to occur throughout each year with the largest portions typically occurring in February and November and with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

Comparison of the Years Ended December 31, 2013 and 2014

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2014 was $71.8 million compared to net cash provided by operating activities of $59.3 million for the year ended December 31, 2013. Net cash provided by operating activities was the result of net income of $37.0 million for the year ended December 31, 2014, compared to net income of $30.0 million for the year ended December 31, 2013, plus adjustments for non-cash expenses. These non-cash adjustments include $19.8 million in amortization of non-cash stock-based compensation expense, the utilization of $10.9 million of net operating loss carryforwards, $6.0 million in amortization of direct response advertising expense, $5.6 million in amortization of internal use software, $4.9 million of depreciation expense, $1.5 million in amortization of deferred commissions, $0.6 million for the provision for doubtful accounts and $(12.7) million effect for excess tax benefits associated with non-cash stock-based compensation. In addition, net cash provided by operating activities decreased due to $4.5 of capitalized direct-response advertising for the year ended December 31, 2014, a $4.0 decrease in accrued cash incentive compensation as a result of lower cash incentive plan percentage achievement for the year ended December 31, 2014 compared to the year ended December 31, 2013, a $3.5 million increase in other assets due primarily to a receivable for the tenant improvement allowance associated with our new Boston, MA facility, as well as a $2.8 million increase in accounts receivable due to an increase in professional management revenue, a $2.3 million decrease in deferred revenue and a $0.5 million increase in prepaid expenses. These decreases were offset by a $13.7 million increase in accounts payable due primarily to an increase in excess tax benefits associated with stock-based compensation and a $2.2 million increase in deferred rent due to utilization of the tenant improvement allowance for the new Boston, MA facility.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less than 1 Year	Years 1-3	Years 3-5	More than 5 Years
	(In thousands)
Operating leases (including capital tenant improvements) and capital leases (1)	$36,128	$3,779	$11,400	$10,323	$10,626
Purchase obligations	$3,647	$1,444	$2,131	$72	$—

(1)	As of December 31, 2015, we lease facilities under non-cancelable operating leases expiring at various dates through 2025.

In February 2016, as a result of the acquisition of The Mutual Fund Store, we acquired their non-cancelable operating leases, including the existing headquarters facility in Overland Park, Kansas, which will expire in September 2016, and a new 33,100 square foot headquarters office in Overland Park, Kansas, as well as various retail locations. The total remaining future minimum payments associated with the acquired non-cancelable operating leases are approximately $17.6 million with expiration dates varying from February 2016 to March 2027.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 2 – Basis of Presentation and Principles of Consolidation in the Notes to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk. Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the year ended December 31, 2015, 89% of our revenue was derived from fees based on the market value of AUM compared to 87% for the year ended December 31, 2014. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2015. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

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

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors — Directors and Nominees” and “Election of Directors — Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2016 Annual Meeting of Stockholders to be held on May 17, 2016 (or the Proxy Statement), which will be filed with the SEC no later than 120 days after December 31, 2015.

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

The following chart sets forth certain information as of December 31, 2015, with respect to our equity compensation plans, specifically our 1998 Stock Plan and our 2009 Stock Incentive Plan. Each of the 1998 Stock Plan and the 2009 Stock Incentive Plan has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	5,506,632	(1)	$30.65	(2)	1,362,731	(3)

Equity compensation plans not approved by security holders	—		$—		—

Total	5,506,632		$30.65		1,362,731

(1)	Consists of 4,399,815 options outstanding granted under the 1998 Stock Plan and 2009 Stock Incentive Plan, 814,817 RSUs and 292,000 PSUs granted under the 2009 Stock Incentive Plan.
(2)	Weighted average exercise price for outstanding options only.
(3)

The 1,362,731 shares reserved for issuance under the 2009 Stock Incentive Plan represents shares available for grant as of December 31, 2015. The 2009 Stock Incentive Plan provides for the grant of options to purchase shares of common stock as well as the grant of restricted stock, stock appreciation rights and stock units. The number of shares reserved for issuance under the 2009 Stock Incentive Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1998 Stock Plan that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 1998 Stock Plan.

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

2.1

Agreement and Plan of Mergers, dated as of November 5, 2015 by and among Financial Engines, Inc., Mayberry Acquisition Sub I, LLC, Mayberry Acquisition Sub, Inc., Mayberry Acquisition Sub II, LLC, Kansas City 727 Acquisition Corporation, TMFS Holdings, Inc., Kansas City 727 Acquisition LLC, and, solely in its capacity as representative of the Sellers, WP Fury Holdings, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2015, and incorporated herein by reference) and First Amendment thereto, dated as of February 1, 2016 (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed February 3, 2016, and incorporated herein by reference).*

3.(i)

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

4.2

Stockholders Agreement, dated as of November 5, 2015 by and among Financial Engines, Inc., WP X Finance, L.P., a Delaware limited partnership, Warburg Pincus X Partners, L.P., a Delaware limited partnership, TMFS Holdings, Inc., a Nevada corporation, and Christopher R. Braudis (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2015, and incorporated herein by reference).

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

10.28#

Form of 2015 Amended and Restate 2009 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 5, 2015 and incorporated herein by reference).

10.29#

Letter Agreement dated January 27, 2016 between Financial Engines, Inc. and John Bunch (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 3, 2016, and incorporated herein by reference).

10.30#	Employment Agreement dated November 4, 2015 by and among The Mutual Fund Store, LLC, Financial Engines, Inc., and John Bunch.

Exhibit Number	Description

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 70).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.
(*)	Financial Engines hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
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

Date: February 19, 2016

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

Name	Title	Date

/s/ Lawrence M. Raffone	President and Chief Executive Officer (Principal Executive Officer) and Director	February 19, 2016
Lawrence M. Raffone

/s/ Raymond J. Sims	Executive Vice President, Chief Financial Officer & Chief Risk Officer (Principal Financial Officer)	February 19, 2016
Raymond J. Sims

/s/ Jeffrey C. Grace	Vice President and Controller (Principal Accounting Officer)	February 19, 2016
Jeffrey C. Grace

/s/ Blake R. Grossman	Chairman	February 19, 2016
Blake R. Grossman

/s/ E. Olena Berg-Lacy	Director	February 19, 2016
E. Olena Berg-Lacy

/s/ Heidi K. Fields	Director	February 19, 2016
Heidi K. Fields

/s/ Joseph A. Grundfest	Director	February 19, 2016
Joseph A. Grundfest

/s/ Robert A. Huret	Director	February 19, 2016
Robert A. Huret

/s/ Paul G. Koontz	Director	February 19, 2016
Paul G. Koontz

/s/ Michael E. Martin	Director	February 19, 2016
Michael E. Martin

/s/ John B. Shoven	Director	February 19, 2016
John B. Shoven

/s/ David B. Yoffie	Director	February 19, 2016

David B. Yoffie

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Mergers, dated as of November 5, 2015 by and among Financial Engines, Inc., Mayberry Acquisition Sub I, LLC, Mayberry Acquisition Sub, Inc., Mayberry Acquisition Sub II, LLC, Kansas City 727 Acquisition Corporation, TMFS Holdings, Inc., Kansas City 727 Acquisition LLC, and, solely in its capacity as representative of the Sellers, WP Fury Holdings, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2015, and incorporated herein by reference) and First Amendment thereto, dated as of February 1, 2016 (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed February 3, 2016, and incorporated herein by reference).*

3.(i)

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

4.2

Stockholders Agreement, dated as of November 5, 2015 by and among Financial Engines, Inc., WP X Finance, L.P., a Delaware limited partnership, Warburg Pincus X Partners, L.P., a Delaware limited partnership, TMFS Holdings, Inc., a Nevada corporation, and Christopher R. Braudis (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2015, and incorporated herein by reference).

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

10.28#

Form of 2015 Amended and Restate 2009 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 5, 2015 and incorporated herein by reference).

10.29#

Letter Agreement dated January 27, 2016 between Financial Engines, Inc. and John Bunch (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 3, 2016, and incorporated herein by reference).

10.30#	Employment Agreement dated November 4, 2015 by and among The Mutual Fund Store, LLC, Financial Engines, Inc., and John Bunch.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 70).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

Exhibit Number	Description

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.
(*)	Financial Engines hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Financial Engines, Inc.

       We have audited the accompanying consolidated balance sheets of Financial Engines, Inc. and subsidiaries as of December 31, 2014 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Financial Engines, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Financial Engines, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Engines, Inc. and subsidiaries as of December 31, 2014 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Financial Engines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO .

/s/ KPMG LLP

Santa Clara, California
February 19, 2016

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2015

	December 31,
	2014	2015
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$126,564	$305,216
Short-term investments	179,885	39,936
Accounts receivable, net of allowances of $172 and $225 as of December 31, 2014 and 2015, respectively	66,001	71,287
Prepaid expenses	3,763	4,486
Deferred tax assets	7,932	—
Other current assets	5,445	3,061
Total current assets	389,590	423,986
Property and equipment, net	20,723	20,385
Internal use software, net	6,421	7,085
Long-term deferred tax assets	6,844	21,780
Direct response advertising, net	8,202	7,186
Other assets	3,265	2,158
Total assets	$435,045	$482,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,678	$26,933
Accrued compensation	10,103	17,101
Deferred revenue	5,840	6,400
Dividend payable	3,113	3,615
Other current liabilities	1,161	1,169
Total current liabilities	41,895	55,218
Long-term deferred revenue	427	258
Long-term deferred rent	8,689	9,485
Long-term tax liabilities	3,672	2,206
Other liabilities	151	266
Total liabilities	54,834	67,433
Contingencies (see note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 10,000 authorized as of December 31, 2014 and 2015; None issued or outstanding as of December 31, 2014 and 2015	—	—
Common stock, $0.0001 par value — 500,000 authorized as of December 31, 2014 and 2015; 52,224 and 52,972 shares issued and 51,944 and 51,695 shares outstanding at December 31, 2014 and 2015, respectively	5	5
Additional paid-in capital	404,908	461,139
Treasury stock, at cost (280 shares and 1,277 shares as of December 31, 2014 and 2015, respectively)	(9,182)	(47,637)
(Accumulated deficit) Retained Earnings	(15,520)	1,640
Total stockholders’ equity	380,211	415,147
Total liabilities and stockholders’ equity	$435,045	$482,580

 See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2013, 2014, and 2015

	2013	2014	2015
	(In thousands, except per share data)
Revenue:
Professional management	$202,811	$245,812	$277,162
Platform	33,475	33,071	30,766
Other	2,672	3,037	2,794
Total revenue	238,958	281,920	310,722
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	91,990	112,817	131,011
Research and development	30,917	29,830	35,581
Sales and marketing	43,400	50,091	61,262
General and administrative	21,353	22,453	28,813
Amortization of internal use software	6,402	5,974	4,900
Total costs and expenses	194,062	221,165	261,567
Income from operations	44,896	60,755	49,155
Interest income, net	58	169	356
Other (expense) income	(13)	3	(30)
Income before income taxes	44,941	60,927	49,481
Income tax expense	14,986	23,975	17,864
Net and comprehensive income	$29,955	$36,952	$31,617
Dividends declared per share of common stock	$0.20	$0.24	$0.28
Net income per share attributable to holders of common stock
Basic	$0.61	$0.72	$0.61
Diluted	$0.57	$0.69	$0.60
Shares used to compute net income per share attributable to holders of common stock
Basic	49,512	51,601	51,732
Diluted	52,335	53,309	53,039

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013, 2014 and 2015

	Common stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained Earnings (Accumulated deficit)	Total Stockholders’ Equity
	(In thousands, except share data)

Balance, January 1, 2013	47,915,049	$5	$323,448	—	$—	$(60,067)	$263,386
Issuance of common stock upon exercise of options, net	2,880,561	—	24,420	—	—	—	24,420
Vested restricted stock units converted to shares	152,249	—	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(57,369)	—	(3,473)	—	—	—	(3,473)
Stock-based compensation under the fair value method	—	—	16,415	—	—	—	16,415
Cash dividends declared ($0.20 per share)	—	—	—	—	—	(9,962)	(9,962)
Excess tax benefit associated with stock-based compensation	—	—	1,145	—	—	—	1,145
Net and comprehensive income	—	—	—	—	—	29,955	29,955
Balance, December 31, 2013	50,890,490	$5	$361,955	—	$—	$(40,074)	$321,886
Issuance of common stock upon exercise of options, net	1,217,046	—	12,761	—	—	—	12,761
Vested restricted stock units converted to shares	176,470	—	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(60,461)	—	(2,000)	—	—	—	(2,000)
Repurchases of common stock	—	—	—	(280,000)	(9,182)	—	(9,182)
Stock-based compensation under the fair value method	—	—	19,743	—	—	—	19,743
Cash dividends declared ($0.24 per share)	—	—	—	—	—	(12,398)	(12,398)
Excess tax benefit associated with stock-based compensation	—	—	12,449	—	—	—	12,449
Net and comprehensive income	—	—	—	—	—	36,952	36,952
Balance, December 31, 2014	52,223,545	$5	$404,908	(280,000)	$(9,182)	$(15,520)	$380,211
Issuance of common stock upon exercise of options, net	546,511	—	9,201	—	—	—	9,201
Vested restricted stock units converted to shares	302,617	—	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(100,337)	—	(3,514)	—	—	—	(3,514)
Repurchases of common stock	—	—	—	(997,000)	(38,455)	—	(38,455)
Stock-based compensation under the fair value method	—	—	26,213	—	—	—	26,213
Cash dividends declared ($0.28 per share)	—	—	—	—	—	(14,457)	(14,457)
Excess tax benefit associated with stock-based compensation	—	—	24,331	—	—	—	24,331
Net and comprehensive income	—	—	—	—	—	31,617	31,617
Balance, December 31, 2015	52,972,336	$5	$461,139	(1,277,000)	$(47,637)	$1,640	$415,147

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2014, and 2015

	2013	2014	2015
	(In thousands)
Cash flows from operating activities:
Net income	$29,955	$36,952	$31,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,024	4,930	6,092
Amortization of internal use software	6,007	5,614	4,566
Stock-based compensation	16,518	19,765	26,028
Amortization of deferred sales commissions	1,869	1,525	1,717
Amortization and impairment of direct response advertising	5,994	6,010	5,359
Amortization of premium (discount) on short-term investments	29	(69)	(359)
Provision for doubtful accounts	448	617	938
Deferred tax assets	13,502	10,869	(9,196)
Loss (gain) on fixed asset disposal	—	(17)	14
Gain on sale of short-term investments	—	—	(9)
Excess tax benefit associated with stock-based compensation	(1,145)	(12,659)	(25,058)
Changes in operating assets and liabilities:
Accounts receivable	(19,626)	(2,813)	(6,225)
Prepaid expenses	(177)	(492)	(723)
Direct response advertising	(5,454)	(4,450)	(4,338)
Other assets	(1,321)	(3,533)	1,773
Accounts payable	6,510	13,653	30,856
Accrued compensation	1,859	(4,034)	6,998
Deferred revenue	(414)	(2,315)	391
Deferred rent	680	2,202	814
Net cash provided by operating activities	59,258	71,755	71,255
Cash flows from investing activities:
Purchase of property and equipment	(5,470)	(10,157)	(6,094)
Sale of property and equipment	—	17	—
Capitalization of internal use software	(4,323)	(3,571)	(5,049)
Purchases of short-term investments	(140,056)	(179,789)	(159,555)
Maturities of short-term investments	20,000	120,000	180,000
Sale of short-term investments	—	—	119,872
Restricted cash	759	—	—
Net cash (used in) provided by investing activities	(129,090)	(73,500)	129,174
Cash flows from financing activities:
Payments on capital lease obligations	(66)	(105)	(112)
Net share settlements for stock-based awards minimum tax withholdings	(3,473)	(2,002)	(3,514)
Excess tax benefit associated with stock-based compensation	1,145	12,659	25,058
Cash dividend payments	(7,422)	(11,825)	(13,955)
Repurchase of common stock	—	(9,182)	(38,455)
Proceeds from issuance of common stock	24,420	12,761	9,201
Net cash provided by (used in) financing activities	14,604	2,306	(21,777)
Net (decrease) increase in cash and cash equivalents	(55,228)	561	178,652
Cash and cash equivalents, beginning of year	181,231	126,003	126,564
Cash and cash equivalents, end of year	$126,003	$126,564	$305,216
Supplemental cash flows information:
Income taxes paid, net of refunds	$506	$91	$1,584
Interest paid	$9	$12	$13
Non-cash operating, investing and financing activities:
Purchase of property and equipment under capital lease	$34	$169	$216
Unpaid purchases of property and equipment	$1,063	$1,118	$574
Capitalized stock-based compensation for internal use software	$271	$294	$515
Capitalized stock-based compensation for direct response advertising	$76	$119	$97
Dividends declared but not yet paid	$2,540	$3,113	$3,615

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

Financial Engines is a provider of independent, technology-enabled portfolio management services, investment advice and retirement income services primarily to participants in employer-sponsored defined contribution plans, such as 401(k) plans. The Company helps investors plan for retirement by offering personalized plans for saving and investing, as well as by providing assessments of retirement income needs and readiness, regardless of personal wealth or investment account size. The Company uses its proprietary advice technology platform to provide independent, personalized portfolio management, investment advice and retirement income services to millions of retirement plan participants on a cost-efficient basis. To expand its independent advisory services, on February 1, 2016 the Company acquired the business of The Mutual Fund Store, which provides comprehensive financial planning and dedicated in-person advisors at over 125 locations.

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

Short-term Investments

Short-term investments consist of U.S. Treasury securities. The Company had previously classified its short-term investments as held-to-maturity through October 2015.  In November and December 2015, the Company sold a total of $120 million of short-term investments prior to maturity to address cash needs related to the acquisition of The Mutual Fund Store after signing the definitive agreement on November 5, 2015.  The remaining short-term investments of $39.9 million as of December 31, 2015 are held as available-for-sale and recorded on the balance sheet at fair market value.  In January 2016, the Company sold the remaining $39.9 million of short term investments. Realized and unrealized gains or losses, net of tax, have been immaterial in every period presented.

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reported its short-term investments in U.S. Treasury securities at amortized cost as of December 31, 2014 and at fair market value as of December 31, 2015. There have been no changes in the Company’s valuation techniques during the years ended December 31, 2014 and 2015. Both the money market funds and U.S. Treasury securities are classified as Level 1.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2014				As of December 31, 2015
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$90,928	$90,928	$—	$—	$271,153	$271,153	$—	$—
US Treasury Securities	$179,869	$179,869	$—	$—	$39,936	$39,936	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

Significant customer information is as follows:

	December 31,
	2014	2015
Percentage of accounts receivable:
Empower RetirementTM (1)	13%	9%
Aon Hewitt Financial Advisors, LLC	10%	9%

	Year Ended December 31,
	2013	2014	2015
Percentage of revenue:
Empower RetirementTM (1)	12%	11%	9%
Aon Hewitt Financial Advisors, LLC	5%	9%	10%

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

During the years ended December 31, 2013, 2014 and 2015, the Company capitalized $4.6 million, $3.9 million and $5.6 million, respectively, of development costs, including stock-based compensation expense, relating to technology to be used to enhance the Company’s internal use software and advisory service platform. For the years ended December 31, 2013, 2014 and 2015, the Company capitalized $0.3 million, $0.3 million and $0.5 million, respectively, of non-cash stock-based compensation costs related to internal use software.

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

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2013, 2014 and 2015, impairments to long-lived assets were immaterial.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company capitalized sales commission of $1.2 million, $1.6 million and $0.3 million during the years ended December 31, 2013, 2014 and 2015, respectively, and amortized $1.9 million, $1.5 million and $1.7 million of deferred sales commissions during the years ended December 31, 2013, 2014 and 2015, respectively.

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

Direct Response Advertising

The Company’s advertising costs consist primarily of printed materials associated with new customer solicitations. These costs relate primarily to either Active Enrollment campaigns, where marketing materials are sent to solicit enrollment in the Company’s Professional Management service, or Passive Enrollment campaigns, where the plan sponsor defaults all eligible members into the Professional Management service unless they decline. Advertising costs relating to Passive Enrollment campaigns and other general marketing materials sent to participants do not qualify as direct response advertising and are expensed to sales and marketing in the period the advertising activities first take place. Printed fulfillment costs relating to subadvisory campaigns do not qualify as direct response advertising and are expensed to cost of revenue in the period in which the expenses were incurred. Starting in early 2015, certain new marketing campaigns no longer qualified for capitalization per the accounting definition of direct-response advertising and therefore were expensed as incurred. Advertising costs associated with direct advisory Active Enrollment campaigns qualify for capitalization as direct response advertising. The capitalized costs are amortized over the estimated three-year period of probable future benefits following the enrollment of a member into the Professional Management service based on the ratio of current period revenue for the direct response advertising cost pool as compared to the total estimated revenue expected for the direct response advertising cost pool over the remaining period of probable future benefits. The realizability of the amounts of direct response advertising reported as assets are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising.

The Company capitalizes direct response advertising costs associated with direct advisory Active Enrollment campaigns as the Company has sufficient and verifiable historical patterns to demonstrate the probable future benefits of such campaigns. During the years ended December 31, 2013, 2014 and 2015, the Company capitalized $5.5 million, $4.6 million and $4.4 million, respectively, of direct response advertising costs. Advertising expense was $6.4 million, $6.9 million and $8.2 million for the years ended December 31, 2013, 2014 and 2015, respectively, of which direct response advertising amortization was $6.0 million, $6.1 million and $5.5 million, respectively. During the years ended December 31, 2013, 2014 and 2015, impairments to direct response advertising were immaterial.

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

The Company expenses PSUs based on the fair market value of the awards on the date of grant and the number of shares ultimately expected to vest at the end of each performance period, ratably over the each of the performance periods. Each PSU award consists of two vesting cliffs, with sixty percent eligible to vest on January 1, 2016 and forty percent eligible to vest on January 1, 2018. Depending on performance against the target metrics, vesting will be between 0% and 140%. The actual number of shares of common stock issued will be determined on each vesting cliff date based on actual performance results against the target metrics. For PSUs, the Company re-assesses the probability of achieving the target metrics at the end of each reporting period and adjusts the recognition of expense accordingly.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — Balance Sheet Items

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2014	2015
	(In thousands)
Cash	$35,636	$34,063
Money market fund	90,928	271,153
Total cash and cash equivalents	$126,564	$305,216

Short-term Investments

The Company considers all investments purchased with an original remaining maturity of between three and twelve months at the date of purchase to be short-term investments. U.S. Treasury securities are classified as short-term investments and held-to-maturity as of December 31, 2014 and available-for-sale as of December 31, 2015. A reconciliation of amortized cost and fair value of short-term investments is as follows:

December 31,
2014
(In thousands)
U.S. Treasury Securities:
Amortized cost	$179,885
Gross unrecognized gains	12
Gross unrecognized losses	(28)
Fair value	$179,869

As of December 31, 2015, there were $39.9 million of short-term investments held as available-for-sale and recorded on the balance sheet at fair market value.  In January 2016, the Company sold the remaining $39.9 million of short term investments. Realized and unrealized gains or losses, net of tax, have been immaterial in every period presented.

Allowance for Doubtful Accounts

The following table summarizes the changes to the allowance for doubtful accounts:

	December 31,
	2013	2014	2015
	(In thousands)
Balance, beginning of year	$102	$124	$172
Add: Provisions for doubtful accounts	448	617	938
Less: Write-offs	(426)	(569)	(885)
Balance, end of year	$124	$172	$225

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2015
	(In thousands)
Computer equipment	$9,477	$11,533
Computer software	2,445	3,298
Furniture, fixtures and equipment	8,060	9,560
Leasehold improvements	13,272	14,589
Total property and equipment	33,254	38,980
Less: Accumulated depreciation	(12,531)	(18,595)
Property and equipment, net	$20,723	$20,385

Depreciation and amortization expense was $4.0 million, $4.9 million and $6.1 million for the years ended December 31, 2013, 2014 and 2015, respectively. Included in property and equipment as of December 31, 2015 are assets acquired under capital lease obligations with original costs of $0.7 million. Accumulated depreciation on the capital lease assets was $0.3 million as of December 31, 2015. For the year ended December 31, 2014, the Company retired $3.0 million of fully depreciated property and equipment that were no longer in service. For the year ended December 31, 2015, disposed property and equipment were immaterial.

Internal Use Software

Internal use software consists of the following:

	December 31,
	2014	2015
	(In thousands)
Capitalized internal use software	$47,834	$53,398
Accumulated amortization	(41,413)	(46,313)
Internal use software, net	$6,421	$7,085

Other Current Assets

Other current assets consist of the following:

	December 31,
	2014	2015
	(In thousands)
Deferred sales commissions	$1,698	$1,580
Other	3,747	1,481
Total other current assets	$5,445	$3,061

As of December 31, 2014, other includes a $2.3 million receivable balance associated with the tenant improvement allowance for the Company’s new Boston, MA facility, which has been received in full as of December 31, 2015. As of December 31, 2015, other includes a $0.4 million receivable balance associated with the tenant improvement allowance for the Company’s Phoenix office expansion.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable

Accounts payable consists of the following:

	December 31,
	2014	2015
	(In thousands)
Data connectivity fees payable	$18,236	$22,389
Trade accounts payable	3,105	3,580
Other	337	964
Total accounts payable	$21,678	$26,933

Accrued Compensation

Accrued compensation consists of the following:

	December 31,
	2014	2015
	(In thousands)
Accrued bonus	$5,623	$12,384
Accrued vacation	3,061	3,513
Accrued commission	1,025	279
Accrued payroll	313	766
Other	81	159
Total accrued compensation	$10,103	$17,101

NOTE 4 — Stockholders’ Equity

Common Stock

As of December 31, 2015, there were 500,000,000 shares of common stock authorized, 52,972,336 shares issued and 51,695,336 shares outstanding. Common stockholders are entitled to dividends if and when declared by the Board of Directors.

Cash Dividends

The Company initiated cash dividends on its common stock in April 2013. For the year ended December 31, 2015, the Board of Directors declared quarterly cash dividends totaling $0.28 per share annually of common stock outstanding. On February 11, 2016 the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on April 5, 2016 to record-holders as of March 22, 2016. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of December 31, 2015, the Company had a dividend payable balance of $3.6 million, which was paid to stockholders in January 2016.

Stock Repurchase Program

On November 5, 2014, the Board of Directors approved a stock repurchase program of up to $50.0 million of the Company’s common stock over a twelve-month period of which $47.6 million was utilized as of December 31, 2015. The stock repurchase program was funded by available working capital. The stock repurchase program expired on November 4, 2015.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The Company repurchased shares of its common stock in the open market during the periods presented as follows:

	Number of Shares	Average Repurchase Price Per Share	Amount
			(In thousands)
2015:
Third quarter	344,000	$32.43	$11,154
Second quarter	378,000	$42.29	$15,984
First quarter	275,000	$41.15	$11,317
2014:
Fourth quarter	280,000	$32.79	$9,182
	1,277,000		$47,637

Common Stock Reserved for Future Issuance

As of December 31, 2015, the Company has reserved the following shares of common stock for issuance in connection with:

Stock options outstanding	4,399,815
Restricted stock units outstanding	814,817
Performance stock units outstanding	292,000
Stock awards available for grant	1,362,731
Total shares reserved	6,869,363

Stock Plans

1998 Stock Plan

The 1998 Stock Plan expired in April 2010. The Company has reserved a total of 749,744 shares of its common stock for issuance under its 1998 Stock Plan related to options granted prior to the initial public offering. Under the 1998 Stock Plan, the Board of Directors granted stock purchase rights and incentive and non-statutory stock options to employees, consultants and directors at fair market value on the date of grant. Vesting provisions of stock purchase rights and options granted under the 1998 Stock Plan were determined by the Board of Directors. Stock purchase rights have a 30-day expiration period, and options expire no later than 10 years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company, with or without cause, typically all unvested options are forfeited and all vested options must be exercised within three months or they are forfeited.

Stock purchase rights or options acquired under the 1998 Stock Plan are exercisable upon grant; however, they generally vest over a period of four years. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, the Company shall, upon the date of such termination, have an irrevocable, exclusive option to repurchase the unvested shares purchased prior to vesting, at the original exercise price. This repurchase option exists for a period of 60 days from termination. As of December 31, 2015, no shares were subject to repurchase under the 1998 Stock Plan.

2009 Stock Incentive Plan

The Company has reserved a total of 6,119,619 shares of its common stock for issuance under its Amended and Restated 2009 Stock Incentive Plan (the 2009 Stock Incentive Plan).

In February 2013, the Board of Directors amended and restated the 2009 Stock Incentive Plan and approved the 2013-2017 Long-Term Incentive Program (the LTIP) thereunder, which was subsequently approved by stockholders in May 2013. Under the LTIP, the Company may grant performance stock unit (PSUs) awards based on objective performance criteria pre-established by the Compensation Committee of the Board of Directors.

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

For PSUs granted for the years ended December 31, 2013 and 2014, each PSU award consists of two vesting cliffs, with 60% eligible to vest on January 1, 2016 and 40% eligible to vest on January 1, 2018. Depending on performance against the target metrics, vesting will be between 0% and 140%. On a quarterly basis, the estimated probability of achieving the objective performance criteria is re-evaluated by management and the expense is adjusted accordingly at the end of each balance sheet period. The number of shares of the Company’s common stock issued to the award recipients at the end of each of the PSU vesting periods will be based on actual achievement results.

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

As of December 31, 2015, no shares were subject to repurchase and 1,362,731 shares were available for future grant. The 2009 Stock Incentive Plan expires in November 2019.

Stock Option Plans

The following table summarizes option activity under the 1998 Stock Plan and the 2009 Stock Incentive Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance, January 1, 2013	6,431,315	$11.83
Granted	603,656	46.30
Exercised	(2,880,561)	8.48
Forfeited	(235,520)	24.42
Balance, December 31, 2013	3,918,890	18.79
Granted	1,645,477	37.29
Exercised	(1,217,046)	10.48
Forfeited	(198,323)	36.20
Balance, December 31, 2014	4,148,998	27.73
Granted	1,115,109	37.30
Exercised	(546,511)	16.86
Forfeited	(317,781)	39.63
Balance, December 31, 2015	4,399,815	$30.65	7.40 years	$28,875,519
Vested and expected to vest, December 31, 2015	4,126,039	$30.27	7.28 years	$28,621,531
Exercisable, December 31, 2015	2,122,111	$24.14	5.75 years	$26,267,280

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2015 of $33.67, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2013, 2014 and 2015 was $105.6 million, $44.0 million and $12.9 million, respectively. The weighted average fair value per share of options granted to employees for the years ended December 31, 2013, 2014 and 2015 was approximately $16.45, $13.24 and $13.17, respectively. Total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2013, 2014 and 2015 was $24.4 million, $12.8 million and $9.2 million, respectively. The total grant-date fair value of the shares vested during the years ended December 31, 2013, 2014 and 2015 was $6.9 million, $6.5 million and $11.2 million, respectively.

As of December 31, 2015, there was $14.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted after January 1, 2006, to be recognized over the weighted average remaining requisite service period of 1.4 years.

The following weighted average assumptions were used to value options granted:

	2013	2014	2015
Expected life in years	6	6	6
Risk-free interest rate	1.41%	1.85%	1.72%
Volatility	36%	36%	37%
Dividend yield	0.4%	0.6%	0.8%

Restricted Stock Units Information

The following table summarizes RSU activity under the 2009 Stock Incentive Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance, January 1, 2013	559,776	$24.00
Granted	203,325	55.07
Vested and settled (1)	(152,249)	23.80
Forfeited	(48,214)	26.47
Balance, December 31, 2013	562,638	35.07
Granted	509,881	36.72
Vested and settled (1)	(176,470)	31.89
Forfeited	(51,327)	35.46
Balance, December 31, 2014	844,722	36.38
Granted	363,388	36.23
Vested and settled (1)	(302,617)	34.90
Forfeited	(90,676)	37.06
Balance, December 31, 2015	814,817	$36.78	1.83 years	$27,434,888
Expected to vest, December 31, 2015	723,506	$36.84	1.76 years	$24,360,454

(1)

Vested and settled for the years ended December 31, 2013, 2014 and 2015 includes 57,369 shares, 60,461 shares and 100,337 shares, respectively, which were tendered in exchange for minimum tax withholdings.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (using the fair value of the Company’s common stock on December 31, 2015 of $33.67). As of December 31, 2015, the aggregate intrinsic value of unvested RSUs was $27.4 million. The total intrinsic value of RSUs vested and settled during the years ended December 31, 2013, 2014 and 2015 was $9.0 million, $6.0 million and $10.8 million, respectively. The total grant-date fair value of shares vested during the years ended December 31, 2013, 2014 and 2015 was $3.6 million, $5.6 million and $10.6 million, respectively.

As of December 31, 2015, there was $16.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock purchase rights to be recognized over the weighted average remaining requisite service period of 1.8 years.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Stock Units Information

During the years ended December 31, 2013 and 2014, the Compensation Committee of the Board of Directors granted PSUs to certain executives.

The following table summarizes unvested PSU activity under the 2009 Stock Incentive Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance, January 1, 2013	—	$0.00
Granted	414,300	43.59
Vested and settled	—	0.00
Forfeited	—	0.00
Balance, December 31, 2013	414,300	43.59
Granted	51,300	42.07
Vested and settled	—	0.00
Forfeited	(173,600)	43.59
Balance, December 31, 2014	292,000	43.32
Granted	—	—
Vested and settled	—	—
Forfeited	—	—
Balance, December 31, 2015	292,000	$43.32	2.00 years	$9,831,640
Expected to vest, December 31, 2015	61,733	$43.32	0.74 years	$2,078,550

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (using the fair value of the Company’s common stock on December 31, 2015 of $33.67).

As of December 31, 2015, there was $0.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to PSUs to be recognized over the weighted average remaining requisite service period of 2.0 years. As of December 31, 2014, the Company determined that certain performance criteria for PSUs was improbable of achievement related to December 31, 2015 performance metrics, and accordingly reversed plan-to-date stock-based compensation expense of $1.2 million previously recognized related to these certain criteria.  On January 1, 2016, performance achievement for the December 31, 2015 performance metrics that were probable of achievement resulted in approximately 38,797 shares issued to certain executives in February 2016.

Stock-based Compensation

The following table summarizes the stock-based compensation by functional area:

	Year Ended December 31,
	2013	2014	2015
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,846	$3,191	$4,501
Research and development	4,019	4,378	5,631
Sales and marketing	4,073	5,823	7,643
General and administrative	6,184	6,013	7,918
Amortization of internal use software	396	360	335
Total stock-based compensation	$16,518	$19,765	$26,028

Recognized income tax benefit on stock-based compensation included with income tax expense for the years ended December 31, 2013, 2014 and 2015 was $6.9 million, $8.4 million and $10.5 million, respectively.

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

NOTE 5 — Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per share attributable to holders of common stock:

	Year Ended December 31,
	2013	2014	2015
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$29,955	$36,952	$31,617
Denominator (basic):
Weighted average common shares outstanding	49,512	51,601	51,732
Denominator (diluted):
Weighted average common shares outstanding	49,512	51,601	51,732
Dilutive stock options and awards outstanding	2,575	1,384	903
Dilutive unvested restricted stock units	242	276	374
Dilutive unvested performance stock units	6	48	30
Net weighted average common shares outstanding	52,335	53,309	53,039
Net income per share attributable to holders of common stock:
Basic	$0.61	$0.72	$0.61
Diluted	$0.57	$0.69	$0.60

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Year Ended December 31,
	2013	2014	2015
	(In thousands)
Stock options outstanding	285	829	1,601
Restricted stock units outstanding	19	15	32
Performance stock units outstanding	20	1	—
Total anti-dilutive common equivalent shares	324	845	1,633

On February 1, 2016, the Company issued 9,885,889 shares of its common stock as part of the consideration to acquire The Mutual Fund Store.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — Income Taxes

The Company is subject to income taxes only in the United States. Provision for income tax expense consists of the following:

	Year Ended December 31,
	2013	2014	2015
	(In thousands)
Current expense:
Federal	$857	$11,957	$24,995
State	3,278	4,822	598
Total current	$4,135	$16,779	$25,593
Deferred expense:
Federal	$13,126	$7,479	$(7,968)
State	(2,275)	(283)	239
Total deferred	$10,851	$7,196	$(7,729)
Total provision for income taxes	$14,986	$23,975	$17,864

The Company’s current income tax expense has been reduced by employee stock-based awards. For stock options, the Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of the exercise and the exercise price. For RSUs, the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. If an incremental tax benefit is realized as a reduction of income tax payable, such excess tax benefit is recognized as an increase to additional paid-in capital. The excess tax benefits from employee stock-based awards transactions in the years ended December 31, 2013, 2014 and 2015 were $1.2 million, $12.8 million and $25.1 million, respectively.

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to net income is attributable to the following:

	Year Ended December 31,
	2013	2014	2015
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.7%	5.2%	1.4%
Nondeductible expenses	0.1%	0.1%	0.2%
Stock-based compensation	-2.2%	-0.5%	-0.2%
Research and development credit	-1.6%	-0.4%	-0.3%
Change in valuation allowance	-2.5%	-0.2%	0.0%
Other	-0.2%	0.2%	0.0%
Income tax expense	33.3%	39.4%	36.1%

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,282	$655
Tax credits	1,830	1,965
Deferred revenue	280	147
Stock-based compensation	13,026	16,944
Accrued expenses and reserves	7,584	10,075
Other temporary differences	445	1,003
Total gross deferred tax assets	24,447	30,789
Valuation allowance	(11)	—
Net deferred tax assets	24,436	30,789
Deferred tax liabilities
Fixed assets and intangible amortization	(9,660)	(9,009)
Total deferred tax liabilities	(9,660)	(9,009)
Net deferred tax assets	$14,776	$21,780

The information for the year ended December 31, 2014 has been reclassified in the above table for comparative purposes.

The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.  During the year ended December 31, 2015, the Company fully released its valuation allowance of $11,000 previously established related to deferred tax assets for California net operating losses. Upon evaluating the positive and negative evidence present at December 31, 2015, management concluded it was more likely than not that the benefit of its deferred tax assets will be realized. As of December 31, 2015, the amount of pre-tax income the Company needs to generate in future years in order to realize its deferred tax assets is approximately $42.8 million and $133.4 million with respect to approximately $15.0 million of federal related deferred tax assets and $6.8 million of state related net deferred tax assets, respectively.

As of December 31, 2015, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $98.8 million and $29.9 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2035. At December 31, 2015, net operating losses of $98.8 million, federal, and $18.5 million, state, relate to excess stock-based compensation, and accordingly, no deferred tax asset is recognized for such amounts and any benefits realized will be recorded to stockholders’ equity.

As of December 31, 2015, the Company has research credit carryforwards for federal and California income tax purposes of approximately $5.4 million and $8.1 million, respectively, available to reduce future income taxes. The federal research credit carryforwards expire through 2034     . The California research credit carries forward indefinitely. As of December 31, 2015, research credits of $5.4 million for federal and $0.6 million for state relate to excess stock based compensation, and accordingly no deferred tax asset is recognized for such amounts and any benefits realized will be recorded to stockholder’s equity.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current. The Company has early adopted ASU 2015-17 in the interim and annual period ended December 31, 2015. Prior year balance sheets were not adjusted because the Company has adopted this change prospectively.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2015
	(In thousands)
Balance, beginning of year	$6,642	$8,319
Reductions for tax positions taken in the prior year	—	(1,666)
Additions for tax positions taken in the prior year	844	—
Additions for tax positions taken in the current year	833	4
Balance, end of year	$8,319	$6,657

As of December 31, 2015, unrecognized tax benefits approximating $5.1 million would affect the effective tax rate if recognized.

The Company does not anticipate adjustments to unrecognized tax benefits which would result in a material change to its financial position within the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2013, 2014 and 2015, the accrued interest and penalties were immaterial.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open due to loss carryforwards and may be subject to examination in one or more jurisdictions.

NOTE 7 — Savings Plan

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pre-tax salaries per year, but not more than the statutory limits. The Company may, at its discretion, make matching contributions to the 401(k) Plan. For the years ended December 31, 2013, and 2014, the Company made matching contributions of 50% of employee contributions up to 3% of salary (including commissions) and for the year ended December 31, 2015, the Company made matching contributions of 100% of employee contributions up to 4% of salary (including commissions), which totaled $1.3 million, $1.5 million and $2.3 million, respectively.

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

Certain of the Company’s facility leases provide for a free rent period or escalating rent payments and, accordingly, the Company has straight-lined the rental payments over the respective lease terms. As of December 31, 2014 and 2015, deferred rent was $9.7 million and $10.5 million, respectively. Rent expense for all operating leases totaled approximately $3.3 million, $4.0 million and $3.9 million for the years ended December 31, 2013, 2014 and 2015, respectively.

In the years ended December 31, 2013, 2014 and 2015, the Company entered into various office equipment capital leases which terminate in between April 2019 and August 2019.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s contractual obligations as of December 31, 2015. Certain of these contractual obligations are reflected on the Company’s Consolidated Balance Sheets while others are disclosed as future obligations under GAAP. Purchase obligations represent non-cancelable, long-term contracts primarily related to software and data services.

	Capital Lease	Operating Leases	Purchase Obligations
	(In thousands)
Year ending December 31,
2016	$118	$3,661	$1,444
2017	118	5,260	1,554
2018	118	5,904	577
2019	44	6,016	72
2020	—	4,263	—
Thereafter	—	10,626	—
Total minimum payments	398	$35,730	$3,647
Less: Amounts representing interest expense	(26)
Present value of net minimum lease payments	372
Less: Current obligations	(106)
Long-term obligations	$266

In June 2015, the Company entered into a non-cancelable operating lease amendment for its Phoenix, Arizona facility. The lease amendment added an additional 10,953 square feet of office space and extended the lease term to December 2021.  The lease amendment includes a tenant improvement allowance of approximately $0.4 million and as of December 31, 2015, the receivable balance associated with this tenant improvement allowance was $0.4 million.

In February 2016, as a result of the acquisition of The Mutual Fund Store, the Company acquired their non-cancelable operating leases, including the existing headquarters facility in Overland Park, Kansas, which will expire in September 2016 as well as a new 33,100 square foot headquarters office in Overland Park, Kansas. There are remaining future minimum payments associated with the new headquarters lease as of February 1, 2016 of approximately $7.5 million and it expires in March 2027. This lease also includes a tenant improvement allowance of approximately $1.8 million.  The total remaining future minimum payments associated with the acquired non-cancelable operating leases are approximately $17.6 million with expiration dates varying from February 2016 to March 2027.

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would not have a material effect on the Company’s operating results.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9— Subsequent Events

Acquisition of The Mutual Fund Store

On February 1, 2016, Financial Engines completed the acquisition of The Mutual Fund Store pursuant to an Agreement and Plan of Mergers, dated as of November 5, 2015. The acquisition is expected to enable the Company to expand its independent advisory services to 401(k) participants through comprehensive financial planning and the option to meet face-to-face with a dedicated financial advisor. The preliminary purchase price information below is presented in thousands (except for shares and share price information) and is subject to certain closing and post-closing adjustments.  A portion of the purchase price was placed in an escrow fund for up to 14 months following the closing for the satisfaction of certain indemnification claims. Following the closing of the acquisition, investment funds affiliated with Warburg Pincus LLC, the former majority owner of The Mutual Fund Store, acquired approximately 13% of the Company’s then outstanding shares of common stock.

Cash consideration		$249,441
Number of shares	9,885,889
Share price as of closing ($)	27.01
Stock consideration		267,018
Total consideration		$516,459

The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The assets acquired consist primarily of accounts receivable, tradename and trademarks, and customer relationships. The intangible assets will be amortized based upon their estimated useful lives.  The table below represents a preliminary allocation of the total acquisition consideration to The Mutual Fund Store’s tangible and intangible assets and liabilities as of February 1, 2016 based on the Company’s preliminary estimate of their respective fair values (in thousands):

Net Assets acquired	$32,909
Identifiable intangible assets	192,020
Goodwill	306,130
Liabilities assumed	(14,600)
Total consideration	$516,459

Upon completion of the fair value assessment after the acquisition, it is anticipated that the final purchase price allocation will differ from the preliminary allocation outlined above. Any changes to the initial estimates of the fair value of assets and liabilities that are made within the measurement period, which will not exceed one year, will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

A summary of intangible assets acquired, estimated useful lives and expected amortization method is as follows:

	Estimated Fair Value	Weighted Average Life in Years	Amortization Method
Customer relationships	$152,300	19.0	Straight-lined
Franchise agreements	350	4.0	Straight-lined
Favorable leases	250	5.8	Straight-lined
Unfavorable leases	(110)	5.3	Straight-lined
Trademarks/Tradenames	39,230	20.0	Straight-lined
Total	$192,020

The preliminary purchase price allocations resulted in $306.1 million of goodwill, of which approximately $165.0 million is expected to be deductible for tax purposes. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, including the benefit of operational leverage resulting from expanding its independent advisory services, and the knowledge and experience of the acquired workforce.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred acquisition-related costs totaling $2.7 million during the year ended December 31, 2015 that were expensed as incurred in general and administrative expense in their Consolidated Statements of Income. Additional acquisition-related expenses will be incurred for the year ended December 31, 2016.

As a result of the acquisition, the debt balance of $162.3 million of The Mutual Fund Store was extinguished with the cash from the consideration. In addition, The Mutual Fund Store had an existing compensation arrangement with its key executives for $5.8 million.  Fifty percent of the compensation payment, approximately $2.9 million, was payable upon the close of the acquisition and is reflected in the purchase consideration transferred at closing. The remaining fifty percent of the compensation payment, approximately $2.9 million, requires the executives to be employed with the Company for agreed upon service periods and therefore will be accounted for as post-combination compensation expense.

The Company has not prepared supplemental pro forma information as though the acquisition of The Mutual Fund Store has occurred as of the beginning of the annual reporting period as it was not practicable.

Equity Awards Related to the Acquisition of The Mutual Fund Store

The Board of Directors approved equity awards with an estimated expense value of $14.3 million, net of estimated forfeitures, to certain of the new executive and non-executive employees related to the acquisition of The Mutual Fund Store, which were granted or are expected to be granted in February 2016.

Equity Awards to Certain Executive Officers

In February 2016, the Compensation Committee approved the future grant of stock options and RSUs in May 2016 to certain executives, contingent upon receiving stockholder approval of a request at the annual meeting of stockholders in May 2016 for additional shares to be made available under the Company’s 2009 Stock Incentive Plan.  Assuming the Company obtains such stockholder approval, the stock options and RSUs will have an expense value, measured in May 2016 but estimated as of the date of this filing, of approximately $9.1 million, net of estimated forfeitures. The Company will account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.