Form 10-Q
period 2016-03-31
Financial Engines, Inc.
filed 2016-05-10
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, 62,952,682 shares of Common Stock, par value $0.0001, were outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	March 31,
	2015	2016
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$305,216	$97,106
Short-term investments	39,936	—
Accounts receivable, net	71,287	83,687
Prepaid expenses	4,486	6,172
Other current assets	3,061	5,885
Total current assets	423,986	192,850
Property and equipment, net	20,385	26,055
Intangible assets, net	7,085	197,005
Goodwill	—	293,568
Long-term deferred tax assets	21,780	37,649
Direct response advertising, net	7,186	6,311
Other assets	2,158	2,293
Total assets	$482,580	$755,731
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,933	$26,455
Accrued compensation	17,101	12,988
Deferred revenue	6,400	6,120
Dividend payable	3,615	4,314
Other current liabilities	1,169	4,290
Total current liabilities	55,218	54,167
Long-term deferred rent	9,485	10,993
Long-term tax liabilities	2,206	2,206
Other liabilities	524	856
Total liabilities	67,433	68,222
Contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2015 and March 31, 2016; None issued or outstanding as of December 31, 2015 and March 31, 2016	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2015 and March 31, 2016; 52,972 and 62,937 shares issued and 51,695 and 61,660 shares outstanding as of December 31, 2015 and March 31, 2016, respectively	5	6
Additional paid-in capital	461,139	734,485
Treasury stock, at cost (1,277 shares and 1,277 shares as of December 31, 2015 and March 31, 2016, respectively)	(47,637)	(47,637)
Retained Earnings	1,640	655
Total stockholders’ equity	415,147	687,509
Total liabilities and stockholders’ equity	$482,580	$755,731

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2015	2016
	(In thousands, except per share data)
Revenue:
Professional management	$66,583	$82,806
Platform	7,890	7,098
Other	473	2,154
Total revenue	74,946	92,058
Costs and expenses:
Cost of revenue	30,891	39,331
Research and development	8,945	9,267
Sales and marketing	14,615	18,463
General and administrative	7,158	14,600
Amortization of intangible assets, including internal use software	1,176	3,026
Total costs and expenses	62,785	84,687
Income from operations	12,161	7,371
Interest income, net	62	4
Other (expense), net	—	(33)
Income before income taxes	12,223	7,342
Income tax expense	4,322	4,013
Net and comprehensive income	$7,901	$3,329
Dividends declared per share of common stock	$0.07	$0.07
Net income per share attributable to holders of common stock
Basic	$0.15	$0.06
Diluted	$0.15	$0.06
Shares used to compute net income per share attributable to holders of common stock
Basic	51,923	58,256
Diluted	53,288	59,187

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2015	2016
	(In thousands)
Cash flows from operating activities:
Net income	$7,901	$3,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,457	2,047
Amortization of intangible assets	1,099	2,922
Stock-based compensation	6,524	6,204
Amortization of deferred sales commissions	368	418
Amortization and impairment of direct response advertising	1,360	1,214
Amortization of (discount) on short-term investments	(64)	(5)
Provision for doubtful accounts	235	183
Deferred tax	(323)	3,173
Loss on fixed asset disposal	—	20
Loss on sale of short-term investments	—	18
Excess tax benefit associated with stock-based compensation	(4,214)	(1,742)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(3,563)	3,111
Prepaid expenses	274	(172)
Direct response advertising	(644)	(352)
Other assets	197	(1,637)
Accounts payable	6,412	(10,019)
Accrued compensation	(2,674)	(10,035)
Deferred revenue	417	(397)
Deferred rent	68	349
Other liabilities	—	(393)
Net cash provided by (used in) operating activities	14,830	(1,764)
Cash flows from investing activities:
Purchase of property and equipment	(630)	(1,592)
Capitalization of internal use software	(1,132)	(1,738)
Purchases of short-term investments	(44,889)	—
Maturities of short-term investments	30,000	—
Sale of short-term investments	—	39,923
Cash paid for acquisitions, net of cash acquired	—	(240,953)
Net cash used in investing activities	(16,651)	(204,360)
Cash flows from financing activities:
Payments on capital lease obligations	(29)	(26)
Excess tax benefit associated with stock-based compensation	4,214	1,742
Net share settlements for minimum tax withholdings	(282)	(516)
Repurchase of common stock	(11,316)	—
Proceeds from issuance of common stock	1,963	429
Cash dividend payments	(3,113)	(3,615)
Net cash used in financing activities	(8,563)	(1,986)
Net decrease in cash and cash equivalents	(10,384)	(208,110)
Cash and cash equivalents, beginning of period	126,564	305,216
Cash and cash equivalents, end of period	$116,180	$97,106
Supplemental cash flows information:
Income taxes paid, net of refunds	$206	$1,571
Interest paid	$3	$4
Non-cash operating, investing and financing activities:
Issuance of common stock related to acquisition	$—	$267,018
Unpaid purchases of property and equipment	$797	$852
Purchase of property and equipment with noncash tenant improvement allowance	$—	$1,184
Capitalized stock-based compensation for internal use software	$90	$188
Capitalized stock-based compensation for direct response advertising	$7	$12
Dividends declared but not yet paid	$3,627	$4,314

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

Financial Engines is a leading provider of technology-enabled comprehensive financial advisory services, including financial planning, investment management and retirement income solutions, covering accounts including employer-sponsored defined contribution (DC) accounts (401(k), 457, and 403(b) plans), IRA accounts, and taxable accounts. The Company helps individuals, either online or with an advisor, develop a strategy to reach investing and retirement goals by offering a comprehensive set of services, including holistic, personalized plans for saving and investing, assessments of retirement income, and the option to meet face-to-face with a dedicated financial advisor at one of more than 125 national advisor centers. The Company’s services are primarily delivered in the workplace through relationships with leading plan providers and plan sponsors, and its clients are primarily individuals participating in DC retirement plans, as well as individuals outside the workplace. Clients are defined as individuals who utilize the Company’s services, including professional management, online advice, education or guidance. Included in its services is the use of the Company’s cost-efficient, proprietary and scalable advice technology platform.

The Company’s investment advisory and management services are provided through its subsidiary, Financial Engines Advisors L.L.C., a federally registered investment adviser. In February 2016, we completed the acquisition of Kansas City 727 Acquisition LLC, a Delaware limited liability corporation, as well as its subsidiaries (collectively, “The Mutual Fund Store”).

NOTE 2 — Basis of Presentation and Principles of Consolidation

Interim Financial Statements

The accompanying condensed consolidated financial statements and notes thereto are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed on February 19, 2016 with the SEC (the 2015 Annual Report). The Condensed Consolidated Balance Sheet as of December 31, 2015, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2015 and March 31, 2016, the Company’s Statements of Income for the three months ended March 31, 2015 and 2016 and the Company’s Statements of Cash Flows for the three months ended March 31, 2015 and 2016. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is the same as net income for all periods presented.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Segment Information

The Company’s chief operating decision-maker, its chief executive officer, reviews the Company’s operating results on an aggregate, consolidated basis and manages its operations as a single operating segment. In addition, all of the Company’s operations and assets are based in the United States.  Following the acquisition discussed in Note 3, the Company re-examined its reporting and operating structure and determined it continues to operate as a single operating and reportable segment.

Business Combinations

The Company accounts for business combinations under the acquisition method. The cost of an acquired company is assigned to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires management to make estimates and use valuation techniques when market values are not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Transaction costs associated with business combinations are expensed as incurred.

Goodwill and Intangible Assets

Goodwill consists of the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill is tested for impairment each year in the fourth quarter, or more frequently if facts and circumstances warrant a review by using a two-step process. The Company has concluded that it has a single reporting unit for the purpose of goodwill impairment testing, and accordingly, all goodwill resides within a single reporting unit. The Company compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, the Company would perform a measurement of the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference.

The Company does not have any indefinite lived intangible assets besides goodwill. Intangible assets with definite useful lives are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows.

Intangible assets consist primarily of customer relationships, trademarks, trade names and internal use software. These intangible assets are acquired through business combinations or, in the case of capitalized software, are internally developed.  Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from 2 to 20 years.

Long-Lived Assets

Long-lived assets, such as property, equipment, capitalized internal use software and intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets or asset group will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows of the assets or asset group are less than their carrying amount, the Company would recognize an impairment loss based on any excess of the carrying amount of the asset or asset group over their fair value.

The Company did not recognize any impairment charges for any of the periods presented.

Revenue Recognition

The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement, as evidenced by a signed contract;
•	Delivery has occurred or the service has been made available to the customer, which occurs upon completion of implementation and connectivity services, if applicable, and acceptance by the customer;

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

•	The collectability of the fees is reasonably assured; and
•	The amount of fees to be paid by the customer is fixed or determinable.

The Company generates its revenue through three primary sources: professional management, platform and other revenue.

Professional Management.    The Company derives professional management revenue from client fees paid by or on behalf of both DC clients and individual investor clients who are enrolled in the Company’s professional management service for the management of their account assets. The professional management service is a discretionary investment advisory service that can include comprehensive financial planning, investment management and retirement income services. The services are generally made available to prospective clients by written agreements with the plan provider, the plan sponsor and the plan participant in a DC plan, and by written agreements with individual investors; and may be provided on a subadvisory basis.

The Company’s arrangements with clients generally provide for fees based on the value of assets the Company manages and are generally payable quarterly in arrears. Fees billed to clients are determined by the value of the assets in the client’s account at specified dates with no judgments or estimates on the part of the Company, and are recognized as the services are performed. The Company uses estimates primarily related to the portion of professional management revenue that has not been invoiced and is not otherwise due from the customer at period end, but has been earned by the Company. The Company estimates the amount of revenue that would be due to it at the end of the period as if the contract were terminated at that date. This calculation, referred to as the hypothetical liquidation method, is determined by multiplying the actual AUM at the end of the period for each client by the basis points of the respective client from the most recent quarterly billing cycle.

In certain instances, fees payable by plan participants are deferred for a specified period, and are waived if the plan participant cancels within the specified period. The Company recognizes revenue during certain of these fee deferral periods based on the estimate of the expected fee retention rate determined by historical experience of similar arrangements.

Platform.    The Company derives platform revenue from recurring, subscription-based fees for access to its services, including professional management, online advice, education and guidance, and to a lesser extent, from setup fees and fees from Company investment advisory subsidiary Smart401k LLC (Smart401(k)). The arrangements generally provide for fees to be paid by the plan sponsor, plan provider or the DC plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over seven years.

Other.    Other revenue includes franchise royalty fees, fees for non-retirement account servicing, reimbursement for a portion of marketing and client materials from certain subadvisory relationships and reimbursement for providing personal statements to prospective clients from a limited number of plan sponsors. Costs associated with these reimbursed printed fulfillment materials are expensed to cost of revenue as incurred. Franchise royalty fees are recognized as revenue as the services are performed by the franchisees based on specified percentages of the franchisees’ advisory fees billed to their clients. Franchise royalty fees charged by the franchisees to their clients are primarily based on predetermined percentages of the market value of the assets under management (AUM) and are affected by changes in the AUM. The fees for non-retirement account servicing do not impact client fees paid for professional management, and are disclosed in the applicable Form ADV of the Company’s advisory subsidiaries.

Cost of Revenue

Cost of revenue includes fees paid to plan providers for connectivity to plan and plan participant data, printed materials fulfillment costs for certain subadvisory relationships for which a portion are reimbursed, printed client materials, and employee-related costs for in-person dedicated advisor centers and call center advisors, operations, implementations, technical operations, portfolio management and client service administration. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, facilities expenses, purchased materials and depreciation.

The expenses included in cost of revenue are shared across the different revenue categories, and the Company is not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to the Company’s revenue are included in the category cost of revenue in the Unaudited Condensed Consolidated Statements of Income. A portion of the amortization of intangible assets, including internal use software, relates to the Company’s cost of revenue but is reflected as a separate line item in the Company’s Unaudited Condensed Consolidated Statements of Income.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On February 25, 2016, FASB issued ASU No. ASU 2016-02, Leases, which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the balance sheet. The ASU also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Adoption of the standard will require a modified retrospective approach. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU No. ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, the Company does not intend to adopt early. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

NOTE 3 – Business Combinations

Acquisition of The Mutual Fund Store

On February 1, 2016, the Company completed the acquisition of The Mutual Fund Store pursuant to an Agreement and Plan of Mergers, dated as of November 5, 2015, as amended. The acquisition is expected to enable the Company to expand its independent advisory services to defined contribution participants through comprehensive financial planning and the option to meet face-to-face with a dedicated financial advisor.

The preliminary purchase price allocation is subject to certain closing and post-closing adjustments.  A portion of the purchase price was placed in an escrow fund for up to 14 months following the closing for the satisfaction of certain indemnification claims. Following the closing of the acquisition, investment funds affiliated with Warburg Pincus LLC, the former majority owner of The Mutual Fund Store, held approximately 13% of the Company’s then-outstanding shares of common stock.

(In thousands, except shares and share price)
Cash consideration		$246,001
Number of shares	9,885,889
Share price as of closing	$27.01
Stock consideration		267,018
Total consideration		$513,019

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The total acquisition consideration has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition, including 22 franchised store agreements. The assets acquired consist primarily of accounts receivable, trade names and trademarks, and customer relationships. The intangible assets will be amortized based upon their estimated useful lives on a straight-lined basis.  The table below represents a preliminary allocation of the total acquisition consideration to The Mutual Fund Store’s tangible and intangible assets and liabilities as of February 1, 2016 based on the Company’s preliminary estimate of their respective fair values:

(In thousands)
Assets acquired	$48,173
Identifiable intangible assets	191,020
Goodwill	293,568
Liabilities assumed	(19,742)
Total consideration	$513,019

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

A summary of intangible assets acquired, estimated useful lives and expected amortization method is as follows:

(In thousands, except life in years)	Estimated Fair Value	Weighted Average Life in Years
Customer relationships	$151,300	19
Franchise agreements	350	4
Favorable leases, net	140	6
Trademarks/Trade names	39,230	20
Total	$191,020

The preliminary purchase price allocations resulted in $293.6 million of goodwill, of which approximately $163.8 million is expected to be deductible for tax purposes. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, including the benefit of operational leverage resulting from expanding its independent advisory services, and the knowledge and experience of the acquired workforce.

The results of The Mutual Fund Store operations are included in the Unaudited Condensed Consolidated Statements of Income beginning February 1, 2016. The Mutual Fund Store’s revenue for the two-month period ended March 31, 2016 totaled $17.1 million.

The Company incurred transaction costs totaling $6.2 million during the three months ended March 31, 2016 that were expensed as incurred in general and administrative expense in its Unaudited Condensed Consolidated Statements of Income.

The Mutual Fund Store had an existing compensation arrangement with its key executives for $5.8 million.  Fifty percent of the compensation payment, approximately $2.9 million, was payable upon the closing of the acquisition and is reflected in the purchase consideration transferred at closing. The remaining fifty percent of the compensation payment, approximately $2.9 million, requires the executives to be employed with the Company for agreed-upon service periods and therefore will be accounted for as post-combination compensation expense.

Pro forma results for Financial Engines, Inc. giving effect to The Mutual Fund Store acquisition (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations of Financial Engines and The Mutual Fund Store for the three months ended March 31, 2015 and 2016. The unaudited pro forma financial information presents the results as if the acquisition had occurred as of January 1, 2015.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The unaudited pro forma results presented include amortization charges for acquired intangible assets and stock-based compensation expense, and the elimination of intercompany transactions, imputed interest expense, and transaction-related expenses and the related tax effect on the aforementioned items.

Unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had occurred as of January 1, 2015.

	Three Months Ended March 31,
	2015	2016
	(In thousands, except per share data)
Revenue	$98,659	$100,141
Net income(1)	$9,028	$9,741
Net income per share:
Basic	$0.15	$0.16
Diluted	$0.14	$0.16

(1)

Disclosure of the specific net income of The Mutual Fund Store subsequent to the acquisition, for the periods presented, is impracticable as the operations of The Mutual Fund Store are integrated with the Company’s operations and not separately tracked.

NOTE 4 — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents are comprised of cash held primarily in money market accounts. Cash and cash equivalents consist of the following:

	December 31,	March 31,
	2015	2016
	(In thousands)
Cash	$34,063	$46,382
Money market fund	271,153	50,724
Total cash and cash equivalents	$305,216	$97,106

NOTE 5 — Short-Term Investments

Short-term investments consisted of U.S. Treasury securities. As of December 31, 2015, short-term investments of $39.9 million were held as available-for-sale and recorded on the balance sheet at fair market value.  In January 2016, the Company sold the total short-term investments of $39.9 million. Realized and unrealized gains or losses, net of tax, have been immaterial in every period presented.

NOTE 6 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reports its short-term investments in U.S. Treasury securities at fair value at each reporting period. There have been no changes in the Company’s valuation techniques during the three months ended March 31, 2016.  Both the money market funds and U.S. Treasury securities are classified as Level 1.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2015				As of March 31, 2016
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$271,153	$271,153	$—	$—	$50,724	$50,724	$—	$—
US Treasury Securities	$39,936	$39,936	$—	$—	$—	$—	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

Significant customer information is as follows:

Percentage of accounts receivable:	December 31, 2015	March 31, 2016
Aon Hewitt Financial Advisors, LLC	9%	8%
Empower Retirement TM	9%	8%

	Three Months Ended March 31,
Percentage of revenue:	2015	2016
Aon Hewitt Financial Advisors, LLC	10%	8%
Empower Retirement TM	10%	7%

NOTE 7 — Goodwill and Intangible Assets

Goodwill as of December 31, 2015 and March 31, 2016 consisted of the following:

(In thousands)
Balance as of December 31, 2015	$—
The Mutual Fund Store acquisition	293,568
Balance as of March 31, 2016	$293,568

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Intangible assets as of December 31, 2015 and March 31, 2016 consisted of the following:

		December 31, 2015			March 31, 2016
		(In thousands)
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	19	$ —	$—	$—	$ 151,300	$ 1,327	$ 149,973
Franchise agreement	4	—	—	—	350	15	335
Favorable leases, net	6	—	—	—	140	4	136
Trademarks/Trade names	20	—	—	—	39,230	329	38,901
Internal use software	2 - 3	53,398	46,313	7,085	55,324	47,664	7,660
Total		$53,398	$46,313	$7,085	$246,344	$49,339	$197,005

Amortization expense related to intangible assets was as follows:

	Three Months Ended March 31,
	2015	2016
	(In thousands)
Customer relationships	$—	$1,327
Franchise agreement	—	15
Favorable leases, net	—	4
Trademarks/Trade names	—	329
Internal use software(1)	1,176	1,351
Amortization expense	$1,176	$3,026

(1)	For the three months ended March 31, 2015 and 2016, internal use software amortization included approximately $77,000 and $104,000 of stock-based compensation expense, respectively.

The following table presents the estimated future amortization of intangible assets as of March 31, 2016:

(In thousands)
Years ending December 31 :
2016	$10,793
2017	13,034
2018	11,456
2019	10,035
2020	9,954
Thereafter	141,733
$197,005

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Unaudited Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended March 31,
	2015	2016
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,056	$849
Research and development	1,415	1,527
Sales and marketing	1,950	2,414
General and administrative	2,026	1,310
Amortization of internal use software, included in amortization of intangible assets	77	104
Total stock-based compensation	$6,524	$6,204

Cash Dividends

On May 2, 2016, the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on July 5, 2016 to record-holders as of June 15, 2016. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of March 31, 2016, the Company had a dividend payable balance of $4.3 million, which was paid to stockholders in April 2016.

Stock Repurchase Program

On November 5, 2014, the Board of Directors approved a stock repurchase program of up to $50.0 million of the Company’s common stock in the open market over a twelve-month period funded by available working capital, of which $47.6 million had been utilized before the stock repurchase program expired on  November 4, 2015.  The repurchases were recorded as treasury stock and resulted in a reduction of stockholder’s equity. .

NOTE 9 — Net Income Per Common Share

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
	2015	2016
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$7,901	$3,329

Denominator (basic):
Net weighted average common shares outstanding	51,923	58,256

Denominator (diluted):
Weighted average common shares outstanding	51,923	58,256
Dilutive stock options outstanding	1,005	613
Dilutive unvested restricted stock units	331	307
Dilutive unvested performance stock units	29	11
Net weighted average common shares outstanding	53,288	59,187

Net income per share attributable to holders of common stock:
Basic	$0.15	$0.06
Diluted	$0.15	$0.06

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended
	March 31,
	2015	2016
	(In thousands)
Stock options outstanding	2,075	3,242
Restricted stock units outstanding	—	279
Total anti-dilutive common equivalent shares	2,075	3,521

NOTE 10 — Income Taxes

The Company recorded an income tax provision of $4.3 million and $4.0 million for the three months ended March 31, 2015 and 2016, respectively. The Company’s effective tax rate was 35% and 55% for the three months ended March 31, 2015 and 2016, respectively. The increase in the Company’s effective tax rate for the three months ended March 31, 2016 was due primarily to the non-deductible expenditures incurred by the Company in connection with acquiring The Mutual Fund Store during Q1 2016.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open due to loss carryforwards and may be subject to examination in one or more jurisdictions.

At December 31, 2015, the Company had net operating loss carryforwards for federal purposes of approximately $98.8 million that expire at varying dates through 2035.

As of December 31, 2015, the Company continues to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize its deferred tax assets in future periods. The Company continuously evaluates facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. As of December 31, 2015, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.7 million, and does not expect this to change materially in the next twelve months.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On February 1, 2016, the Company closed its acquisition of The Mutual Fund Store. During the quarter ended March 31, 2016, the Company recorded deferred tax assets of $19.5 million related to the acquisition, primarily for acquired net operating losses available to be utilized in future periods.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current. The Company early adopted ASU 2015-17 in the interim and annual period ended December 31, 2015 on a prospective basis.

NOTE 11— Commitments and Contingencies

Commitments

In June 2015, the Company entered into a non-cancelable operating lease amendment for its Phoenix, Arizona facility. The lease amendment includes a tenant improvement allowance of approximately $0.4 million and as of March 31, 2016, the receivable balance associated with this tenant improvement allowance was $0.4 million, which was received in full in April, 2016.

The Company classifies tenant improvement allowances in its Consolidated Balance Sheets under deferred rent and in its Consolidated Statements of Cash Flows under operating activities.

In February 2016, as a result of acquisition activity, the Company acquired non-cancelable operating leases, including an existing facility in Overland Park, Kansas, which will expire in September 2016, as well as a new 33,100 square foot facility in Overland Park, Kansas. There were remaining future minimum payments associated with the new lease of approximately $7.5 million as of February 1, 2016 and it expires in March 2027. This lease also includes a tenant improvement allowance of approximately $1.8 million, which is being directly paid by the landlord. As of the acquisition date of February 1, 2016, the total remaining future minimum payments associated with the acquired non-cancelable operating leases are approximately $17.6 million with expiration dates varying from February 2016 to March 2027.

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would have less than a $1.0 million impact on the Company’s annual operating results.

NOTE 12 – Subsequent Events

In April 2016, the Company acquired seven franchises for total cash consideration of $14.4 million, and has 15 remaining franchises after these acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “goal,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our strategy; our plans for future services, enhancements of existing services and our growth; the potential impact of the acquisition of The Mutual Fund Store on our financial condition and operating results, including our revenue and expenses; the expectation that the acquisition will enable us to provide financial planning services and dedicated in-person advisors at over 125 locations; our expectations regarding franchise acquisitions and the potential impact thereof, including with respect to franchise royalty fees; our expectations regarding the effects of our methodologies to reduce the impact of financial market volatility on our revenue; our expectations regarding our expenses and revenue; our effective tax rate; our deferred tax assets; cash payments related to tax withholding obligations, including timing and amounts thereof; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our belief that assets under contract and eligible participant clients are useful approximations or indicators of potential assets under management and clients; the anticipated effect of campaigns, promotions and stock market performance on client cancellations; our ability to retain and attract customers; our regulatory environment; volatility of our stock price; our expectations regarding the amounts, timing and frequency of any payment of dividends; our expectations for increasing headcount and granting equity awards, and the potential financial and accounting impact related thereto; impact of our accounting policies; benefit of non-GAAP financial measures; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Financial Engines, Inc. was incorporated on May 13, 1996 under the laws of the state of California and is headquartered in Sunnyvale, California. In February 2010, Financial Engines, Inc. was reincorporated in the state of Delaware. The Company’s investment advisory and management services are provided through its subsidiary, Financial Engines Advisors L.L.C., a federally registered investment adviser. In February 2016, we completed the acquisition of Kansas City 727 Acquisition LLC, a Delaware limited liability corporation, as well as its subsidiaries and certain affiliates (collectively, “The Mutual Fund Store”). The Mutual Fund Store operates as a nationwide system of registered investment advisors. References in this Report to “Financial Engines,” “our company” “we,” “us” and “our” refer to Financial Engines, Inc. and its consolidated subsidiaries during the periods presented unless the context requires otherwise.

Overview

Headquartered in Sunnyvale, CA, Financial Engines was co-founded in 1996 by Nobel Prize-winning economist William F. Sharpe with the goal of offering affordable, personalized investment advice and management, free of product conflicts, to all individuals, regardless of their wealth or investment expertise.

We are a leading provider of technology-enabled comprehensive financial advisory services, including financial planning, investment management and retirement income solutions, covering accounts including employer-sponsored defined contribution (DC) accounts (401(k), 457, and 403(b) plans), IRA accounts, and taxable accounts. We help individuals, either online or with an advisor, develop a strategy to reach investing and retirement goals by offering a comprehensive set of services, including holistic, personalized plans for saving and investing, assessments of retirement income, and the option to meet face-to-face with a dedicated financial advisor at one of more than 125 national advisor centers.

Our services are primarily delivered in the workplace through relationships with leading plan providers and plan sponsors, and our clients are primarily individuals participating in DC retirement plans, as well as individual investors outside the workplace. Clients are defined as individuals who utilize our services, including professional management, online advice, education or guidance. Included in our services is the use of our cost-efficient, proprietary and scalable advice technology platform.

We maintain two types of relationships with DC plan providers. In direct advisory relationships, we are the primary advisor and a plan fiduciary. In subadvisory relationships, the plan provider (or its affiliate) is the primary advisor and plan fiduciary, and we act in a subadvisory capacity.

Revenue

We generate revenue through three primary sources: professional management, platform and other revenue.

Professional Management Revenue

We derive professional management revenue from client fees paid by or on behalf of both DC and individual investor clients who are enrolled in our professional management service for the management of their account assets. Our professional management service is a discretionary investment advisory service that can include comprehensive financial planning, investment management and retirement income services that are designed to help clients develop and execute a savings and investing strategy for reaching their retirement and other financial goals.  Our professional management service includes advice on DC accounts, IRA accounts and taxable accounts. Our retirement income solutions, including Income+ and Retirement Paycheck, which are features of our professional management service, provide clients approaching or in retirement with discretionary portfolio management with an income objective and steady monthly payments from their accounts during retirement, including Social Security claiming guidance and planning. The services are generally made available to prospective clients by written agreements with the plan provider, the plan sponsor and the plan participant in a DC plan and by written agreements with individual investors; and may be provided on a subadvisory basis.

Our arrangements with clients using professional management services generally provide for fees based on the value of assets we manage and are generally payable quarterly in arrears. The majority of our professional management client fees across both advisory and subadvisory relationships for DC accounts are calculated on a monthly basis, as the product of client fee rates and the value of AUM at or near the end of each month. In general, we expect this methodology to reduce the impact of financial market volatility on our professional management revenue, although this methodology may result in lower client fees if the financial markets are down when client fees are calculated, even if the market had performed well earlier in the month or the quarter. For IRA and taxable accounts, our client fees are calculated on a quarterly basis beginning at the end of the three month period following service initiation.

Pursuant to the contracts with our clients, we calculate the fees billed to clients based on the asset amounts in data files as received directly from the account provider or custodian, with no judgments or estimates on our part. None of our professional management fee revenue is based on investment performance or other incentive arrangements. Our fees generally are based on AUM, which is influenced by market performance. Our fees are not based on a share of the capital gains or appreciation in a client’s account. In some cases, our client fees or the applicable fee schedule may adjust downward based on overall participant or DC AUM enrollment performance milestones over time. Our client fees are determined by the value of the assets in the client’s account at specified dates and are recognized as the services are performed.

In order to encourage utilization of our professional management services we use a variety of promotional and communication techniques, some of which can potentially impact the amount of revenue recognized, the timing of revenue recognition or both. Historically, we have seen a general preference from workplace plan sponsors to commence campaigns in the second and third quarters of the year and we expect this trend to continue. We would generally expect our professional management revenue to continue to increase as a percentage of overall revenue, which will cause our revenue to become increasingly more sensitive to market performance.

Professional management revenue is earned as services are performed. The Company uses estimates primarily related to the portion of professional management revenue that has not been invoiced and is not otherwise due from the customer at period end. The Company estimates the amount of revenue that would be due to it at the end of the period as if the contract were terminated at that date. This calculation, referred to as the hypothetical liquidation method, is determined by multiplying the actual AUM at the end of the period for each client by the basis points of the respective client from the most recent quarterly billing cycle.

Professional Management Revenue Metrics

AUM is defined as the amount of assets that we manage as part of our professional management service, including assets managed through franchises. Our AUM is the value of assets under management as reported by plan providers and custodians at or near the end of each month or quarter.

Defined contribution account AUM (DC AUM) is the DC asset balances associated with clients enrolled in the professional management service, including those at plan sponsors where enrollment campaigns are not yet concluded or have not yet commenced, as of a specified date. We measure enrollment in our professional management service by DC clients as a percentage of eligible DC prospective clients and by DC AUM as a percentage of defined contribution account Assets Under Contract (DC AUC). IRA and taxable account AUM represent the IRA and taxable account asset balances associated with those clients enrolled in the professional management service as of a specified date.

DC AUC is defined as the amount of assets in DC plans under contract for which the professional management service has been made available to eligible prospective clients in the workplace. Our DC AUC and eligible prospective clients do not include assets or prospective clients in DC plans where we have signed contracts but for which we have not yet made the professional management service available. Eligible prospective clients and DC AUC are reported by plan providers with varying frequency and at different points in time, and are not always updated or marked to market. If markets have declined or if assets have left the plan since the reporting date, our DC AUC may be overstated. If markets have risen, or if assets have been added to the plan, since the reporting date, our DC AUC may be understated. Some prospective clients may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the prospective client. Certain securities within a plan prospective client’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. In both of these circumstances, assets of the relevant prospective clients may be included in DC AUC but cannot be converted to DC AUM. We believe that DC AUC can be a useful indicator of the additional DC plan assets available for enrollment efforts that, if successful, would result in these assets becoming DC AUM. We believe that total eligible prospective clients provides a useful approximation of the number of workplace-based prospective clients available for enrollment into our professional management service.

As of March 31, 2016, we had approximately $975 billion of DC AUC and 9.3 million prospective clients in DC plans for which the professional management service is available, which includes approximately $348 billion of DC AUC and 3.7 million prospective clients in DC plans at 170 plan sponsors for which Income+ has been made available to prospective clients.

As of March 31, 2016, we had 323 Income+ plan sponsor contracts, including the aforementioned 170 plan sponsors where Income+ has been made available to prospective clients and 153 plan sponsors for which the service has not yet been made available, representing a total of approximately $497 billion of DC AUC and 5.2 million prospective clients.

As of March 31, 2016, approximately 9.9% of DC eligible prospective clients were enrolled as clients and 11.5% of DC AUC was enrolled as DC AUM.

As of March 31, 2016, the approximate aggregate style exposure of the accounts we managed was as follows:

Domestic Equity	44%
International Equity	25%
Bonds	27%
Cash and Uncategorized Assets(1)	4%
Total	100%

1)	Uncategorized assets may include CDs, options, warrants and other vehicles not currently categorized.

The percentages in the table above can be affected by the asset exposures of the overall market portfolio of the accounts we manage, the demographics of our client population including the adoption of Income+, the number of clients who have told us that they want to assume greater or lesser investment risk, and, to a lesser extent given the amount of assets we have under management, the proportion of our clients for whom we have completed the transition from their initial portfolio.

Changes in AUM

The following definitions are provided and relate to the table below illustrating estimated changes in our AUM over the last four quarters.

New assets from new clients represents the aggregate amount of new AUM, measured at or near the end of the quarter, from new clients who enrolled in our professional management service within the quarter. We receive DC account balances for each new client at least weekly, and accordingly, we are generally able to measure the DC account asset balances within a week of the end of the quarter for new clients. For new clients with new IRA and taxable accounts assets, we are generally able to measure the account balances as of the last day of the quarter.  New client assets for IRA and taxable accounts are those assets acquired within a ninety-day period after enrollment during which assets may be rolled into those accounts, and new client assets acquired in the subsequent quarter after enrollment are valued as of the last day of that subsequent quarter.

New assets from existing clients represents the aggregate amount of new AUM within the quarter from existing clients who originally enrolled in our professional management service during a prior period. These new assets include employer and employee contributions into DC plan accounts, as well as assets added by existing clients into new or existing IRA and taxable accounts. Employer and employee DC contributions data is estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly client files, allowing us to estimate contributions for those clients for whom we have received this data. After the first 90 days, new clients become existing clients. For new IRA and taxable account assets, we are generally able to measure the new assets from existing clients as of the date the additional assets are deposited.

Voluntary cancellations represent the aggregate amount of assets, measured at or near the start of the quarter, for clients who have voluntarily terminated their professional management service relationship within the period. Clients may cancel at any time without any requirement to provide advance notice. Our quarter-end AUM excludes all of the assets of any accounts cancelled by a client prior to the end of the last day of the quarter. We receive DC account balances for each client at least weekly, and accordingly, we are able to measure the DC account asset balances within a week of the start of the quarter for existing clients. For existing IRA and taxable accounts assets, we are able to measure the account balances as of the first day of the quarter.

Involuntary cancellations represent the aggregate amount of DC assets, measured at or near the start of the quarter, for clients whose professional management service relationship was terminated within the quarter period for reasons other than a voluntary termination.  Such cancellations may occur when all of the client’s account balances have been reduced to zero or when the cancellation of a plan sponsor contract for the professional management service has become effective within the period. Plan sponsors may cancel their contract for the provision of professional management services upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for clients of that plan sponsor is included in our AUM until the effective date of the cancellation, after which it is no longer part of our AUM. If a client’s accounts value falls to zero, either upon the effective date of a sponsor cancellation or as a result of the client transferring the entire balance of their accounts, we will terminate their professional management service relationship.

Market movement and other factors affecting AUM include estimated market movement, plan administrative and investment advisory fees, client loans and hardship and other account withdrawals, retirement income drawdown payouts and timing differences for the data feeds for clients enrolled in our professional management service throughout the period. This also includes voluntary withdrawals from IRA and taxable accounts.  Voluntary withdrawals represent the aggregate amount of assets, measured at the time of withdrawal, for clients who took automatic distributions or who otherwise withdrew funds from their managed IRA or taxable accounts without terminating their professional management service relationship within the period. We cannot separately quantify the impact of the other factors contained in this line item for DC accounts as the information we receive from the plan providers and custodians does not separately identify these transactions or the changes in balances due to such market movement, withdrawals, or fees. We would expect that market movement would typically represent the most substantial portion of this line item in any given quarter.

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q2'15	Q3'15	Q4'15	Q1'16
	(In billions)
AUM, beginning of period	$109.2	$114.5	$108.0	$113.4
New Assets - New Clients(1)	6.5	4.8	4.3	3.0
New Assets - Existing Clients(2)	1.8	1.7	1.9	1.9
New Assets - Acquisitions(3)	—	—	—	9.8
Voluntary Cancellations(4)	(1.6)	(2.4)	(2.4)	(2.0)
Involuntary Cancellations(5)	(1.7)	(1.6)	(1.8)	(3.3)
Net New Assets	5.0	2.5	2.0	9.4
Market Movement and Other	0.3	(9.0)	3.4	(0.8)
AUM, end of period	$114.5	$108.0	$113.4	$122.0

(1)

For quarters presented prior to Q1’16, these DC assets were measured as of the time of enrollment and effective Q1’16, these assets were measured on or near the end of the quarter. Differences resulting from this definitional change are considered to be immaterial for the periods presented.

(2)	For Q1’16, we estimate employer and employee DC plan contributions to be $1.9 billion.
(3)	The value of the AUM as of March 31, 2016 that resulted from The Mutual Fund Store acquisition on February 1, 2016.
(4)

For quarters presented prior to Q1’16, these assets were measured as of the time of cancellation and effective Q1’16, these assets were measured on or near the beginning of the quarter.  Differences resulting from this definitional change are considered to be immaterial for the periods presented.

(5)

Involuntary client cancellations due to the effective date of a plan sponsor cancellation occurring between April 1, 2016 and April 30, 2016 would cause the total AUM that was reported as of March 31, 2016 to be reduced by 0.2%. For quarters presented prior to Q1’16, these assets were measured as of the time of cancellation and effective Q1’16, these assets were measured on or near the beginning of the quarter.  Differences resulting from this definitional change are considered to be immaterial for the quarters presented.

For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 90-97% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM. Our AUM increases or decreases based on several factors. AUM can increase due to market performance, by the addition of new assets as prospective clients enroll into our professional management service at existing and new sponsors, and by the addition of new assets from existing clients, including from employee and employer contributions into their DC accounts. AUM can decrease due to market performance and by the reduction of assets as a result of clients terminating their relationships, clients rolling their assets out of their accounts, and sponsors canceling the professional management service. Historically, client cancellation rates have typically increased during periods where there has been a significant decline in stock market performance. In addition, client cancellation rates are typically the highest during the six months immediately following the completion of a given promotion, and certain types of promotional techniques may result in higher than average cancellation rates at the end of the promotional period.

A substantial portion of the assets we manage is invested in equity securities, the market prices of which can vary substantially based on changes in economic conditions. An additional portion is invested in fixed income securities, which will generally have lower volatility than the equity market. Therefore, while any changes in equity market performance would significantly affect the value of our AUM, particularly for the AUM invested in equity securities, such changes would typically result in lower volatility for our AUM than the volatility of the equity market as a whole. Because a substantial portion of our revenue is derived from the value of our AUM, changes in fixed income or equity market performance could significantly affect the amount of revenue in a given period. If any of these factors reduces our AUM, the amount of client fees we would earn for managing those assets would decline, which in turn could negatively impact our revenue.

The trends associated with our professional management revenue are driven primarily by trends related to our AUM, as well as the trends related to client fees. The factors primarily affecting our AUM include our ability to enroll and retain clients in our professional management services, to retain existing and to sign new contracts with sponsors, providers and custodians, the level of employee, employer and individual investor contributions and market performance. The factors primarily affecting our client fees include the value of services provided and related industry pricing trends, as well as the contractually-negotiated fee rates we receive for our DC subadvisory services and fee changes as a result of achieving certain sponsor-based enrollment milestones for our DC direct advisory services.

Platform Revenue

We derive platform revenue from recurring, subscription-based fees for access to our services, including professional management, online advice, education and guidance, and to a lesser extent, from setup fees and Smart401k. Online advice is a non-discretionary, Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the DC plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. The service also provides investment advice on IRA and taxable accounts where made available by the plan sponsor and selected by the client. Clients may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the DC plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over seven years.

Other Revenue

Other revenue includes franchise royalty fees, fees for non-retirement account servicing, reimbursement for a portion of marketing and client materials from certain subadvisory relationships and reimbursement for providing personal statements to prospective clients from a limited number of plan sponsors. Franchise royalty fees are recognized as revenue as the services are performed by the franchisees based on specified percentages of the franchisees’ advisory fees billed to their clients. Franchise royalty fees charged by the franchisees to their clients are primarily based on predetermined percentages of the market value of the AUM and are affected by changes in the AUM. The fees for non-retirement account servicing do not impact client fees paid for professional management, and are disclosed in the applicable Form ADV of the Company’s advisory subsidiaries. Costs associated with reimbursed printed fulfillment materials are expensed to cost of revenue as incurred.

Costs and Expenses

Employee compensation and related expenses represent our largest expense and include wages expense, cash incentive compensation expense, variable cash compensation expense, commission expense, benefits expenses, employer payroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including non-cash stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative and internal use software, which is included in amortization of intangible assets. We expect our headcount to increase over time, and to be a primary area of growth in our costs and expenses. We anticipate granting equity awards to board members and certain of our employees each year that may result in significant non-cash stock-based compensation expense. The largest grant events typically occur in the first and fourth quarters, although significant awards may also be granted at other times. We anticipate providing annual compensation increases to certain of our employees each year, typically in the second quarter, that may result in an increase primarily to wages and cash incentive compensation expenses.

Other costs and expenses include the costs of fees paid to plan providers related to the exchange of plan and prospective client data as well as implementing our transaction instructions for client accounts, printed marketing and client materials and postage, advertising, consulting and professional service expenses, facilities expenses, and amortization and depreciation for hardware and software purchases and support.

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue. Cost of revenue includes fees paid to plan providers for connectivity to plan and plan prospective client data, printed materials fulfillment costs for certain subadvisory relationships for which a portion are reimbursed, printed client materials, and employee-related costs for in-person dedicated advisor centers, including variable cash compensation expense related to ongoing asset servicing activities, and call center advisors, operations, implementations, technical operations, portfolio management and client service administration. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, facilities expenses, purchased materials and depreciation. Costs for connectivity to plan and prospective client data are expected to increase proportionally with our professional management revenue related to DC AUM. The expenses included in cost of revenue are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our Unaudited Condensed Consolidated Statements of Income.

Research and Development. Research and development expense includes costs associated with defining and specifying new features and ongoing enhancement to our advice engines and other aspects of our service offerings, investment methodology, financial research, quality assurance, related administration and other costs that do not qualify for capitalization. Costs in this area are related primarily to employee compensation for our engineering, product development and investment research personnel and associated expenses and, to a lesser extent, external consulting expenses, which relate primarily to support and maintenance of our existing services.

Sales and Marketing. Sales and marketing expense includes costs associated with product and consumer marketing, provider and sponsor relationship management, provider and sponsor marketing, direct sales, corporate communications, public relations, analytics, creative services, sales related call center activities, advertising and live seminars, and printing of, and postage for, marketing materials for direct advisory relationships, including amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs. Amounts received for support of marketing and client acquisition efforts are credited ratably to marketing expense. The fees for such support do not impact client fees paid for professional management, and are disclosed in the applicable Form ADV of the company advisory subsidiaries.

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

Amortization of Intangible Assets. Amortization of intangible assets includes the amortization of acquisition-related assets such as customer relationships, trademarks and trade names over the estimated useful lives using a straight-line method of amortization. It also includes the amortization of internal use software, which includes engineering costs associated with enhancing our advisory service platform and developing internal systems for tracking client data, including AUM, client cancellations and other related client and customer experience statistics. Associated direct development costs are capitalized and amortized using the straight-line method over the estimated lives, typically two to three years, of the underlying technology. Costs associated with internal use software include employee compensation and related expenses, and fees for external consulting services.

Recent Developments

On February 1, 2016, we completed the acquisition of The Mutual Fund Store pursuant to an Agreement and Plan of Mergers (the “Merger Agreement”), dated as of November 5, 2015, as amended, by and among Financial Engines,  Mayberry Acquisition Sub I, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Financial Engines, Mayberry Acquisition Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Financial Engines, Mayberry Acquisition Sub II, LLC, a Delaware limited liability company and a wholly owned third tier subsidiary of Merger Sub 1, Kansas City 727 Acquisition Corporation, a Delaware corporation, TMFS Holdings, Inc., a Nevada corporation, Kansas City 727 Acquisition LLC, a Delaware limited liability corporation (together with its subsidiaries, “The Mutual Fund Store”), and, solely in its capacity as representative of the Sellers, WP Fury Holdings, LLC.  Pursuant to the Merger Agreement, after a series of transactions, The Mutual Fund Store became a wholly-owned subsidiary of Financial Engines.

At the closing of the Merger, pursuant to the Merger Agreement, we paid an aggregate purchase price of $513 million consisting of approximately $246 million in cash and 9,885,889 shares of our common stock, subject to closing and post-closing adjustments.  A portion of the acquisition consideration was placed in an escrow fund for up to 14 months following the closing for the satisfaction of certain indemnification claims.

Following the closing of the acquisition, investment funds affiliated with Warburg Pincus LLC, the former majority owner of The Mutual Fund Store, held approximately 13% of our then-outstanding shares of common stock.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which was originally filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2015.

Critical Accounting Estimates

Except as described below, there have been no changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three months ended March 31, 2016, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which requires us to make judgments, assumptions and estimates that affect the amounts reported. We have established policies and control procedures which seek to ensure that estimates and assumptions are appropriately governed and applied consistently from period to period. However, actual results could differ from our assumptions and estimates, and such differences could be material.

We believe that the following addition to our critical accounting estimates is necessary to fully understand and evaluate our reported financial results.  Critical accounting estimates involve our most subjective or complex management judgments, and they result from the need to make estimates about the effect of matters that are inherently uncertain and unpredictable.

Purchase Price Accounting

On February 1, 2016, we completed the acquisition of The Mutual Fund Store for aggregate consideration totaling approximately $513 million, consisting of approximately $246 million in cash and 9,885,889 shares of our common stock, subject to certain closing and post-closing adjustments.  A portion of the acquisition consideration was placed in an escrow fund for up to 14 months following the closing for the satisfaction of certain indemnification claims. For more information on the acquisition, see Note 3 to the unaudited condensed consolidated financial statements.

We are required to allocate the purchase consideration paid in a business combination to the tangible and intangible assets acquired and to the liabilities assumed based on their respective acquisition-date fair values, and any residual purchase price is recorded as goodwill. Determining the fair market values of the assets acquired and liabilities assumed at the date of  acquisition requires knowledge of current market values, and the values of assets in use, and often requires the application of considerable judgment regarding estimates and assumptions. Assumed liabilities are valued based on estimates of anticipated expenditures to be incurred to satisfy the assumed obligations, including contractual liabilities assumed, which require the exercise of professional judgment as to amounts and timing of settlement. Our estimates may include, but are not limited to, future cash flows of an acquired business, the appropriate discount rate, expected customer retention rates and the cost savings expected to be derived from an acquisition. These estimates are inherently difficult, subjective and unpredictable, and if different estimates were used, the purchase price allocation to the acquired assets and liabilities would be different. In addition, we make estimates when we assign useful lives to intangible assets identified as part of our acquisitions. These estimates are also inherently uncertain and if different estimates were used, the useful life over which we amortize intangible assets would be different. Therefore, our assessment of the estimated fair value of each of these assets and liabilities can have a material effect on our financial statements.

We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. Intangible assets consist of customer relationships, trademarks and trade names, franchise agreements and favorable/unfavorable operating leases. Factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. There were no impairments or changes in useful lives of acquired intangible assets during the three months ended March 31, 2016.

Revenue Recognition

We derive professional management revenue from client fees paid by or on behalf of both DC and individual investor clients who are enrolled in our professional management service for the management of their account assets. Our professional management service is a discretionary investment advisory service that can include comprehensive financial planning, investment management and retirement income services that are designed to help clients develop and execute a savings and investing strategy for reaching their retirement and other financial goals.  Franchise royalty fees are categorized to other revenue and are recognized as revenue as the services are performed by the franchisees based on specified percentages of the franchisees’ advisory fees billed to their clients. We recognize revenue when all four of the following revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the service has been performed, the fee is fixed or determinable and collection is probable.

Determining whether and when certain criteria have been satisfied often involves estimates that can have an impact on the amount of revenue we report.  These estimates primarily relate to a portion of our professional management revenue related to IRA and taxable accounts, and to a lesser extent, to franchise royalties in other revenue, which are earned as services performed, but that has not been invoiced and is not otherwise due from the customer at period end.

We generate professional management and franchise fee revenue based on the value of these assets managed for clients, the balance of which can fluctuate every period due to inflows and outflows of assets, as well as market movement. For IRA and taxable account assets, including franchise fees, our client fees are calculated on a quarterly basis beginning at the end of the three month period following service initiation. The Company estimates the amount of revenue that would be due to it at the end of the period as if the contract were terminated at that date. This calculation, referred to as the hypothetical liquidation method, is determined by multiplying the actual AUM at the end of the period for each client by the basis points of the respective client from the most recent quarterly billing cycle.

A substantial portion of the assets we manage is invested in equity securities, the market prices of which can vary substantially based on changes in economic conditions. Actual revenue may be higher or lower depending upon changes in the AUM and basis points used as of the end of our quarter versus the actual AUM and or basis points used when calculating client fees at the next quarterly billing cycle.  We will record this adjustment to professional management revenue in the subsequent quarterly period in which the next billing cycle occurs. In the event of client cancellations before the next billing cycle, we would calculate and initiate an interim, pro-rata billing which would allow for payment by the client for the fees we have earned during the interim performance period.

The amount of professional management revenue recognized using these estimates was $8.0 million for the three months ended March 31, 2016. The table below evaluates the sensitivity of the most significant component of the estimated revenue, which is a change in AUM due to market movement. The table provides an estimate of the increase (decrease) in revenue compared to what was recognized due to different levels of change in AUM between the estimated and the actual calculation.

	Assumed Change in AUM due to Market Performance
	-20%	-10%	8%
	(In thousands)
Increase (decrease) in professional management revenue	$(1,610)	$(805)	$644

In addition, when utilizing certain types of promotional periods, fees payable by clients are deferred for a specified period, and are waived if the client cancels within the specified introductory period. The Company recognizes revenue during certain of these fee deferral periods based on the estimate of the expected fee retention rate determined by historical experience of similar arrangements. The revenue recognized related to this estimate was immaterial for the three months ended March 31, 2016.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended March 31, 2015 and 2016

	Three Months Ended March 31,		Three Months Ended March 31,		Increase (Decrease)
	2015	2016	2015	2016	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	89%	90%	$66,583	$82,806	$16,223	24%
Platform	10	8	7,890	7,098	(792)	(10)
Other	1	2	473	2,154	1,681	355
Total revenue	100	100	74,946	92,058	17,112	23
Costs and expenses:
Cost of revenue	41	43	30,891	39,331	8,440	27
Research and development	12	10	8,945	9,267	322	4
Sales and marketing	19	20	14,615	18,463	3,848	26
General and administrative	10	16	7,158	14,600	7,442	104
Amortization of intangible assets, including internal use software	2	3	1,176	3,026	1,850	157
Total costs and expenses	84	92	62,785	84,687	21,902	35
Income from operations	16	8	12,161	7,371	(4,790)	(39)
Interest income, net	—	—	62	4	(58)	(94)
Other (expense), net	—	—	—	(33)	(33)	n/a
Income before income taxes	16	8	12,223	7,342	(4,881)	(40)
Income tax expense	5	4	4,322	4,013	(309)	(7)
Net and comprehensive income	11%	4%	$7,901	$3,329	$(4,572)	(58)%

Revenue

Total revenue increased $17.1 million, or 23%, from $74.9 million for the three months ended March 31, 2015 to $92.1 million for the three months ended March 31, 2016. This increase was due primarily to growth in professional management revenue and other revenue of $16.2 million and $1.7 million, respectively, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, of which $17.1 million was due to the acquisition of The Mutual Fund Store, offset by a decrease of $0.8 million in platform revenue. Professional management revenue and platform revenue comprised 90% and 8%, respectively, of total revenue for the three months ended March 31, 2016, and 89% and 10%, respectively, of total revenue for the three months ended March 31, 2015.

If and when we acquire franchises, we would expect franchise royalty fees categorized in other revenue to decrease and professional management revenue to increase, as we will be entitled to receive all of the advisory fees rather than a royalty percentage. We estimate the incremental annual revenue run rate related to the franchises to be approximately $11 million based on AUM as of March 31, 2016.

Professional Management Revenue

Professional management revenue increased $16.2 million, or 24%, from $66.6 million for the three months ended March 31, 2015 to $82.8 million for the three months ended March 31, 2016. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $107.2 billion for the three months ended March 31, 2015 to approximately $114.9 billion for the three months ended March 31, 2016, as well as an increase in average basis points over the prior period as result of client agreements associated with acquired assets. This increase in average AUM was driven by new AUM of $9.8 billion as of March 31, 2016 acquired through The Mutual Fund Store acquisition on February 1, 2016, and new assets from new and existing clients, partially offset by cancellations and market performance. The impact of acquisitions completed in 2016 accounted for approximately $15.4 million of additional professional management revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Platform Revenue

Platform revenue decreased $0.8 million, or 10%, from $7.9 million for the three months ended March 31, 2015 to $7.1 million for the three months ended March 31, 2016. This decrease was due primarily to a small number of sponsor terminations, as well as platform fee reductions resulting from a small number of sponsors converting to a subadvisory plan provider. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue increased $1.7 million, or 355%, from $0.5 million for the three months ended March 31, 2015 to $2.2 million for the three months ended March 31, 2016. This increase was due primarily to the addition of franchise royalty and account servicing fee revenue of $1.6 million as a result of acquisition activity.

Costs and Expenses

Costs and expenses increased $21.9 million, or 35%, from $62.8 million for the three months ended March 31, 2015 to $84.7 million for the three months ended March 31, 2016. Cost of revenue increased $8.4 million, research and development expense increased $0.3 million, sales and marketing expense increased $3.8 million, general and administrative expense increased $7.4 million and amortization of intangible assets increased $1.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Expenses increased during the three month ended March 31, 2016 due primarily to increased personnel and operations related to acquisition activity.

Across all functional areas, employee-related expenses such as wages and cash incentive compensation expense increased primarily as a result of acquisition activity, which included the addition of approximately 300 new employees as of February 1, 2016.

Our Board of Directors has approved equity awards with an estimated expense value of $14.3 million, net of estimated forfeitures, to certain of the new executive and non-executive employees related to acquisition activity, which were granted in February 2016. We will account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

In February 2016, our Compensation Committee approved the future grant of stock options and RSUs in May 2016 to certain executives and other employees, contingent upon receiving stockholder approval at the annual meeting of stockholders in May 2016 for additional shares to be made available under our 2009 Stock Incentive Plan.  Assuming we obtain such stockholder approval, the stock options and RSUs will have an expense value, measured in May 2016 but estimated as of the date of this filing, of approximately $9.1 million, net of estimated forfeitures. We will account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

The non-cash stock-based compensation expense associated with these contingent awards will be in addition to the amortization of both previously and subsequently granted stock awards, including other awards granted in 2016, and expected to be granted in 2016, all of which will utilize the graded-vesting attribution method. We plan to continue to grant equity awards during fiscal year 2016 to certain of our existing employees, new employees and board members.

Effective February 1, 2016, the performance metrics related to the 2013-2017 Long-Term Incentive Program (LTIP) will be based on the financial results at the consolidated level, per the terms of the LTIP agreements. The amounts earned under the LTIP based on such consolidated financial results may result in an increase or decrease in non-cash stock-based compensation expense for the year ended December 31, 2016.

Cost of Revenue

Cost of revenue increased $8.4 million, or 27%, from $30.9 million for the three months ended March 31, 2015 to $39.3 million for the three months ended March 31, 2016. There was a $2.9 million increase in employee-related expenses, including wages, a $0.5 million increase in cash incentive compensation expense and a $0.4 million increase non-cash stock-based compensation for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due primarily to the majority of the acquired employees categorized to cost of revenue as a result of being advisors and other employees associated with advisor center activities. Variable cash compensation expense related to ongoing asset servicing activities by advisor center advisors resulted in an increase of $1.9 million.  Facilities–related overhead expenses, including rent and depreciation, also increased by $2.2 million, due primarily to increased allocation based on headcount as well as increased facilities expenses related to the acquired advisor centers. Non-capitalized equipment-related expenses increased $0.3 million and other expenses increased $0.3 million. As a percentage of revenue, cost of revenue increased from 41% for the three months ended March 31, 2015 to 43% for the three months ended March 31, 2016. The increase as a percentage of revenue was due primarily to variable cash compensation expense for advisors, facilities-related overhead expenses and other employee-related expenses, including wages, increasing at a faster rate than revenue, partially offset by data connectivity fees increasing at a slower rate than revenue, as acquired professional management revenue is not subject to data connectivity fees. We expect our cost of revenue as a percent of revenue to be approximately 43% for the year ended December 31, 2016, which we expect will include costs related to advisor centers personnel and operations after the repurchase of franchises.

Research and Development

Research and development expense increased $0.3 million, or 4%, from $8.9 million for the three months ended March 31, 2015 to $9.3 million for the three months ended March 31, 2016. There was a $1.2 million increase in employee-related expense, including wages, and a $0.3 million increase in cash incentive compensation expense, due primarily to annual compensation increases and headcount growth for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. These increases were partially offset by a $0.4 million decrease in consulting expense, a $0.3 million decrease in non-cash stock-based compensation expense, due primarily to vest date reversal of expense related to cancelled long-term performance share units, and a $0.7 million increase in the amount of internal use software capitalized, due primarily to increased labor rates. As a percentage of revenue, research and development expense decreased from 12% for the three months ended March 31, 2015 to 10% for the three months ended March 31, 2016. The decrease as a percentage of revenue was due primarily to decreases in non-cash stock-based compensation expense and consulting expense, and increased capitalized internal use software.

Sales and Marketing

Sales and marketing expense increased $3.8 million, or 26%, from $14.6 million for the three months ended March 31, 2015 to $18.5 million for the three months ended March 31, 2016. There was a $1.4 million increase in marketing programs expense, due primarily to radio and digital advertising, partially offset by amounts received for support of marketing and client acquisition efforts for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Consulting expenses increased $1.1 million, due primarily to outside marketing services related mainly to brand and pricing evaluations. There was a $0.9 million increase in employee-related expense, including wages, and a $0.5 million increase in cash incentive compensation expense, due primarily to the addition of employees as the result of acquisition activity, as well as annual compensation increases. These increases were partially offset by a $0.4 million decrease in advisory printed marketing materials expense, due primarily to decreases in direct response advertising amortization and other printed marketing materials.  As a percentage of revenue, sales and marketing expense increased from 19% for the three months ended March 31, 2015 to 20% for the three months ended March 31, 2016. The increase as a percentage of revenue was due primarily to advertising expense increasing at a faster rate than revenue, partially offset by a decrease in advisory printed marketing materials expense.

General and Administrative

General and administrative expense increased $7.4 million, or 104%, from $7.2 million for the three months ended March 31, 2015 to $14.6 million for the three months ended March 31, 2016. There was a $5.6 million increase in consulting expense and a $0.4 million increase in professional services expenses, due primarily to fees related to the acquisition of The Mutual Fund Store for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 when there was no acquisition activity. In addition, there was a $1.2 million increase in employee related expenses, including wages, and a $0.5 million increase in cash incentive compensation expense, due primarily to the addition of employees as the result of acquisition activity, as well as annual compensation increases. These increases were partially offset by a $0.7 million decrease in non-cash stock-based compensation expense, due primarily to vest date reversal of expense related to cancelled long-term performance share units. As a percentage of revenue, general and administrative expense increased from 10% for the three months ended March 31, 2015 to 16% for the three months ended March 31, 2016. The increase as a percentage of revenue was due primarily to consulting and professional services expense increasing at a faster rate than revenue as the result of acquisition activity.

Amortization of Intangible Assets

Amortization of intangible assets increased $1.9 million, or 157%, from $1.2 million for the three months ended March 31, 2015 to $3.0 million for the three months ended March 31, 2016, due primarily to amortization of customer relationships, trademarks and trade names associated with acquisition activity.

Income Taxes

Income tax expense decreased from $4.3 million for the three months ended March 31, 2015 to $4.0 million for the three months ended March 31, 2016. Our effective tax rate increased from 35% for the three months ended March 31, 2015 to 55% for the three months ended March 31, 2016. This increase in the effective tax rate was due to the non-deductible expenditures incurred in connection with acquiring The Mutual Fund Store during the first quarter of 2016. We would expect to see an effective tax rate of approximately 39%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of March 31, 2016, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.

Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA represents net income before net interest expense (income), income tax expense (benefit), depreciation, amortization of intangible assets, including internal use software, amortization and impairment of direct response advertising, amortization of deferred sales commissions, non-cash stock-based compensation expense and expenses related to the closing and integration of acquisitions, if applicable for the period. Adjusted Net Income represents net income before non-cash stock-based compensation expense, amortization of intangible assets primarily related to customer relationships, trade names and trademarks, expenses related to the closing and integration of acquisitions, all of which are presented net of tax effects, as well as certain other items such as the income tax benefit from the release of valuation allowances, if applicable for the period. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average of dilutive common share equivalents outstanding.

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

We also present Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share as supplemental performance measures because we believe that these measures provide our Board of Directors, management and investors with additional information to measure our performance. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in income taxes, the age and book depreciation of fixed assets (affecting relative depreciation expense) and amortization intangible assets, including of internal use software, direct response advertising and commissions, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions and expenses related to the closing and integration of acquisitions. Management also believes it is useful to exclude non-cash stock-based compensation expense from Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share because non-cash equity awards made at a certain price and point in time, as well as certain other items such as the income tax benefit from the release of valuation allowances, do not necessarily reflect how our business is performing at any particular time.

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

Given the limitations associated with using Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share, these financial measures should be considered in conjunction with our financial statements presented in accordance with GAAP and the reconciliation of Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share to the most directly comparable GAAP measure, net income. Further, management also reviews GAAP measures and evaluates individual measures that are not included in Adjusted EBITDA, such as our level of capital expenditures and equity issuance, among other measures.

The table below sets forth a reconciliation of net income to non-GAAP Adjusted EBITDA based on our historical results:

	Three Months Ended March 31,
Non-GAAP Adjusted EBITDA	2015	2016
	(In thousands, unaudited)
Net income	$7,901	$3,329
Interest income, net	(62)	$(4)
Income tax expense	4,322	$4,013
Depreciation and amortization	1,457	$2,047
Amortization of intangible assets (excluding internal use software)	—	$1,675
Amortization of internal use software	1,099	$1,247
Amortization and impairment of direct response advertising	1,360	$1,214
Amortization of deferred sales commissions	368	$418
Stock-based compensation	6,524	$6,204
Acquisition-related expenses(1)	—	$8,140
Non-GAAP Adjusted EBITDA	$22,969	$28,283

(1)	We expect to incur acquisition-related expenses throughout 2016.

The table below sets forth a reconciliation of net income to non-GAAP Adjusted Net Income and non-GAAP Adjusted Earnings Per Share based on our historical results:

	Three Months Ended March 31,
Non-GAAP Adjusted Net Income	2015	2016
	(In thousands, except per share data, unaudited)
Net income	$7,901	$3,329
Stock-based compensation, net of tax (1)	4,032	3,834
Amortization of intangible assets (excluding internal use software), net of tax(1)	—	1,035
Acquisition-related expenses, net of tax (1)	—	5,031
Income tax expense from non-deductible transaction expenses(2)	—	1,162
Non-GAAP Adjusted Net Income	$11,933	$14,391

Non-GAAP Adjusted Earnings Per Share	$0.22	$0.24

Shares of common stock outstanding	51,923	58,256
Dilutive stock options, RSUs and PSUs	1,365	931
Non-GAAP adjusted common shares outstanding	53,288	59,187

(1)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.
(2)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparisons of the three months ended March 31, 2015 and 2016 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Related to the acquisition of The Mutual Fund Store, the Company is currently estimating the remaining non-recurring closing and integration related expenses in the second through fourth quarters of 2016 to be approximately $7 million to $9 million, excluding non-cash stock-based compensation expense, with an additional $8.1 million incurred in the first quarter of 2016, mainly related to the closing.  These expenses will be added back to Net Income in the calculation of Non-GAAP Adjusted EBITDA and will be added back to Net Income in the calculation of Non-GAAP Adjusted Net Income on a tax-effected basis using an estimated statutory tax rate of 38.2%.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2016, we had total cash and cash equivalents of $97.1 million, compared to $345.2 million as of December 31, 2015. On February 1, 2016, we used approximately $241.0 million of cash related to the acquisition of The Mutual Fund Store, net of $5.0 million of cash acquired. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash and cash equivalents and cash generated from ongoing operations. We plan to use existing cash and cash generated in the ongoing operations of our business to fund our current operations and capital expenditures, as well as possible future acquisitions or other strategic activity, including the repurchase of franchises.

Consolidated Cash Flow Data

	March 31,
	2015	2016
	(In thousands)
Net cash provided by (used in) operating activities	$14,830	$(1,764)
Net cash used in investing activities	(16,651)	(204,360)
Net cash used in financing activities	(8,563)	(1,986)
Net decrease in cash and cash equivalents	$(10,384)	$(208,110)
Cash and cash equivalents, end of period	$116,180	$97,106

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2016 of $1.8 million was the result of net income of $3.3 million and adjustments for non-cash expenses of $14.5 million, primarily related to non-cash stock-based compensation expense, amortization of intangible assets, deferred tax assets, depreciation, and amortization and impairment of direct response advertising, as well as the excess tax benefit associated with non-cash stock-based compensation. In addition, there was a decrease in cash related to changes in operating assets and liabilities of $19.5 million. This decrease in cash related to operating assets and liabilities was due primarily to a decrease in accrued compensation as a result of the 2015 cash incentive program payments, a decrease in accounts payable related mainly to payments of transaction expenses related to the acquisition activity and a decrease in provider payables, partially offset by an increase in accounts receivable due primarily to acquisition activity, as well as an increase in deferred rent due primarily to the new Overland Park, Kansas facility.

Net cash provided by operating activities for the three months ended March 31, 2015 of $14.8 million was the result of net income of $7.9 million and adjustments for non-cash expenses of $6.4 million, primarily related to amortization of non-cash stock-based compensation, deferred tax assets, amortization and impairment of direct response advertising, and amortization of internal use software, as well as the excess tax benefit associated with stock-based compensation, offset by an increase in cash related to changes in operating assets and liabilities of $0.5 million. The increase in cash related to operating assets and liabilities was due primarily to an increase in accounts payable due primarily to an increase in excess tax benefits associated with stock-based compensation, partially offset by an increase in accounts receivable as revenue increased and a decrease in accrued compensation as a result of the 2014 cash incentive program payments.

Investing Activities

Net cash used in investing activities was $204.4 million for the three months ended March 31, 2016 compared to $16.7 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, cash paid for acquisitions, net of cash received, was $241.0 million related to The Mutual Fund Store transaction. The purchase of property and equipment increased $1.0 million, as we spent $1.6 million related to capital expenditures during the three months ended March 31, 2016 which included capital equipment purchases related to the build out of the new Overland Park, Kansas facility, compared to $0.6 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, the amount of internal use software costs we capitalized increased to $1.7 million compared to $1.1 million for the three months ended March 31, 2015.  Cash provided by the sale of short-term investments was $39.9 million for the three months ended March 31, 2016.

On February 1, 2016, we completed the acquisition of The Mutual Fund Store for approximately $241 million in cash consideration, net of $5.0 million cash acquired, and approximately $267 million in common stock consideration, subject to certain closing and post-closing adjustments.

We expect remaining cash expenditures associated with capital equipment purchases related to the re-branding of advisor centers and the build-out of the new Overland Park, Kansas facility to be approximately $2.9 million over the period of April 2016 through July2016.

In April 2016, we completed the acquisition of seven franchises for approximately $14.4 million in cash consideration, subject to certain closing and post-closing adjustments.

Financing Activities

Net cash used in financing activities was $2.0 million for the three months ended March 31, 2016 compared to $8.6 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, we received $0.4 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $2.0 million during the three months ended March 31, 2015. Excess tax benefit associated with stock-based compensation were $1.7 million for the three months ended March 31, 2016 compared to $4.2 million for the three months ended March 31, 2015 due to a decrease in the amount of stock-based compensation offsetting cash income taxes.

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50.0 million of our common stock over the subsequent twelve months. We used $11.3 million of cash to repurchase our common stock in the three months ended March 31, 2015. The stock purchase program expired on November 4, 2015.  The stock repurchase program was funded by available working capital.

For the three months ended March 31, 2016, we incurred cash dividend payments totaling $3.6 million, and incurred a subsequent payment of $4.3 million in April 2016 relating to dividends payable as of March 31, 2016. Based on the shares outstanding as of March 31, 2016 of 61,659,858 and assuming a $0.07 per share quarterly dividend for 2016, we would estimate the remaining dividend payments between April 1, 2016 and December 31, 2016 to total approximately $12.9 million. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors. For the three months ended March 31, 2015, we incurred cash dividend payments totaling $3.1 million.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting dates.  For the three months ended March 31, 2016, we incurred $0.5 million of cash payments related to minimum tax withholding obligations compared to $0.3 million for the three months ended March 31, 2015.  Based on the fair value of our common stock as of March 31, 2016 of $31.43 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $2.8 million for the remainder of 2016. We anticipate these cash payments to occur throughout each year with the largest amounts typically occurring in the first and fourth quarters, and with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the three months ended March 31, 2016, 90% of our revenue was derived from fees based on the market value of AUM compared to 89% for the year ended December 31, 2015. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

A substantial portion of the assets we manage is invested in equity securities, the market prices of which can vary substantially based on changes in economic conditions. An additional portion is invested in fixed income securities, which will generally have lower volatility than the equity market. Therefore, while any changes in equity market performance would significantly affect the value of our AUM, particularly for the AUM invested in equity securities, such changes would typically result in lower volatility for our AUM than the volatility of the equity market as a whole. Because a substantial portion of our revenue is derived from the value of our AUM, any changes in fixed income or equity market performance would significantly affect the amount of revenue in a given period. If any of these factors reduces our AUM, the amount of client fees we would earn for managing those assets would decline, which in turn could negatively impact our revenue.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company acquired The Mutual Fund Store on February 1, 2016 and is in the process of reviewing The Mutual Fund Store’s internal control structure. If necessary, the Company will make appropriate changes as it continues to integrate this acquisition into the Company’s overall internal control over financial reporting processes.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I—Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes from the risk factors disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended March 31, 2016, we issued 40,898 shares of unregistered common stock for an aggregate purchase price of $0.3 million upon the exercise of previously granted options, which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Item 6. Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Mergers, dated as of November 5, 2015 by and among Financial Engines, Inc., Mayberry Acquisition Sub I, LLC, Mayberry Acquisition Sub, Inc., Mayberry Acquisition Sub II, LLC, Kansas City 727 Acquisition Corporation, TMFS Holdings, Inc., Kansas City 727 Acquisition LLC, and, solely in its capacity as representative of the Sellers, WP Fury Holdings, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2015, and incorporated herein by reference) and First Amendment thereto, dated as of February 1, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2016, and incorporated herein by reference).*

3.(i)

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

10.2#

Stock Option Inducement Grant Notice and Agreement with John Bunch (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, file no. 333-209615, filed March 24, 2016, and incorporated herein by reference).

10.3#

RSU Inducement Grant Notice and Agreement with John Bunch (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8, file no. 333-209615, filed March 24, 2016, and incorporated herein by reference).

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

Date: May 10, 2016

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

2.1

Agreement and Plan of Mergers, dated as of November 5, 2015 by and among Financial Engines, Inc., Mayberry Acquisition Sub I, LLC, Mayberry Acquisition Sub, Inc., Mayberry Acquisition Sub II, LLC, Kansas City 727 Acquisition Corporation, TMFS Holdings, Inc., Kansas City 727 Acquisition LLC, and, solely in its capacity as representative of the Sellers, WP Fury Holdings, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2015, and incorporated herein by reference) and First Amendment thereto, dated as of February 1, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2016, and incorporated herein by reference).*

3.(i)

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

10.2#

Stock Option Inducement Grant Notice and Agreement with John Bunch (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, file no. 333-209615, filed March 24, 2016, and incorporated herein by reference).

10.3#

RSU Inducement Grant Notice and Agreement with John Bunch (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8, file no. 333-209615, filed March 24, 2016, and incorporated herein by reference).

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