Form 10-Q
period 2016-06-30
Financial Engines, Inc.
filed 2016-08-03
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, 61,787,476 shares of Common Stock, par value $0.0001, were outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2015	2016
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$305,216	$101,238
Short-term investments	39,936	—
Accounts receivable, net	71,287	88,395
Prepaid expenses	4,486	7,447
Other current assets	3,061	5,606
Total current assets	423,986	202,686
Property and equipment, net	20,385	26,624
Intangible assets, net	7,085	201,462
Goodwill	—	300,943
Long-term deferred tax assets	21,780	35,867
Direct response advertising, net	7,186	6,493
Other assets	2,158	2,068
Total assets	$482,580	$776,143
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,933	$25,159
Accrued compensation	17,101	18,059
Deferred revenue	6,400	6,217
Dividend payable	3,615	3,697
Other current liabilities	1,169	3,793
Total current liabilities	55,218	56,925
Long-term deferred rent	9,485	11,970
Long-term tax liabilities	2,206	2,206
Other liabilities	524	481
Total liabilities	67,433	71,582
Contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2015 and June 30, 2016; None issued or outstanding as of December 31, 2015 and June 30, 2016	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2015 and June 30, 2016; 52,972 and 63,054 shares issued and 51,695 and 61,777 shares outstanding as of December 31, 2015 and June 30, 2016, respectively	5	6
Additional paid-in capital	461,139	746,815
Treasury stock, at cost (1,277 shares and 1,277 shares as of December 31, 2015 and June 30, 2016, respectively)	(47,637)	(47,637)
Retained Earnings	1,640	5,377
Total stockholders’ equity	415,147	704,561
Total liabilities and stockholders’ equity	$482,580	$776,143

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(In thousands, except per share data)
Revenue:
Professional management	$69,693	$96,071	$136,276	$178,877
Platform	7,735	7,173	15,625	14,271
Other	811	2,989	1,284	5,143
Total revenue	78,239	106,233	153,185	198,291
Costs and expenses:
Cost of revenue	33,691	46,540	64,582	85,871
Research and development	8,839	8,967	17,784	18,234
Sales and marketing	16,107	21,686	30,722	40,149
General and administrative	6,282	9,809	13,440	24,409
Amortization of intangible assets, including internal use software	1,281	4,099	2,457	7,125
Total costs and expenses	66,200	91,101	128,985	175,788
Income from operations	12,039	15,132	24,200	22,503
Interest income (expense), net	82	(20)	144	(16)
Other (expense), net	(17)	(427)	(17)	(460)
Income before income taxes	12,104	14,685	24,327	22,027
Income tax expense	3,604	5,642	7,926	9,655
Net and comprehensive income	$8,500	$9,043	$16,401	$12,372
Dividends declared per share of common stock	$0.07	$0.07	$0.14	$0.14
Net income per share attributable to holders of common stock
Basic	$0.16	$0.15	$0.32	$0.21
Diluted	$0.16	$0.14	$0.31	$0.20
Shares used to compute net income per share attributable to holders of common stock
Basic	51,780	61,716	51,851	59,986
Diluted	53,194	62,770	53,241	60,979

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2015	2016
	(In thousands)
Cash flows from operating activities:
Net income	$16,401	$12,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,945	4,307
Amortization of intangible assets	2,294	6,922
Stock-based compensation	12,716	14,727
Amortization of deferred sales commissions	764	831
Amortization and impairment of direct response advertising	2,726	2,425
Amortization of (discount) on short-term investments	(147)	(5)
Provision for doubtful accounts	500	455
Write-off of notes receivable	—	240
Deferred tax	(2,696)	4,462
Loss on fixed asset disposal	—	133
Loss on sale of short-term investments	—	18
Excess tax benefit associated with stock-based compensation	(10,048)	(5,394)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(5,153)	(1,207)
Prepaid expenses	(166)	(1,447)
Direct response advertising	(2,367)	(1,740)
Other assets	(293)	(1,816)
Accounts payable	14,209	(7,492)
Accrued compensation	1,197	(5,059)
Deferred revenue	845	(312)
Deferred rent	190	699
Other liabilities	—	(2,131)
Net cash provided by operating activities	33,917	20,988
Cash flows from investing activities:
Purchase of property and equipment	(2,549)	(3,955)
Capitalization of internal use software	(2,211)	(3,568)
Purchases of short-term investments	(119,704)	—
Maturities of short-term investments	90,000	—
Sale of short-term investments	—	39,923
Cash paid for acquisitions, net of cash acquired	—	(254,610)
Net cash used in investing activities	(34,464)	(222,210)
Cash flows from financing activities:
Payments on capital lease obligations	(58)	(53)
Excess tax benefit associated with stock-based compensation	10,048	5,394
Net share settlements for minimum tax withholdings	(587)	(656)
Repurchase of common stock	(27,301)	—
Proceeds from issuance of common stock	6,037	1,112
Cash dividend payments	(6,741)	(8,553)
Net cash used in financing activities	(18,602)	(2,756)
Net decrease in cash and cash equivalents	(19,149)	(203,978)
Cash and cash equivalents, beginning of period	126,564	305,216
Cash and cash equivalents, end of period	$107,415	$101,238
Supplemental cash flows information:
Income taxes paid, net of refunds	$1,449	$2,389
Interest paid	$5	$7
Non-cash operating, investing and financing activities:
Issuance of common stock related to acquisition	$—	$267,018
Unpaid purchases of property and equipment	$660	$680
Purchase of property and equipment with noncash tenant improvement allowance	$—	$1,924
Purchase of property and equipment under capital lease	$194	$—
Capitalized stock-based compensation for internal use software	$183	$388
Capitalized stock-based compensation for direct response advertising	$44	$42
Dividends declared but not yet paid	$3,613	$3,697

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

Financial Engines is a leading provider of technology-enabled comprehensive financial advisory services, including financial planning, investment management and retirement income solutions, covering accounts including employer-sponsored defined contribution (DC) accounts (401(k), 457, and 403(b) plans), IRA accounts, and taxable accounts. The Company helps individuals, either online or with an advisor, develop a strategy to reach investing and retirement goals by offering a comprehensive set of services, including holistic, personalized plans for saving and investing, assessments of retirement income, and the option to meet face-to-face with a dedicated financial advisor at one of more than 125 advisor centers nationwide. The Company’s services are primarily delivered in the workplace through relationships with leading plan providers and plan sponsors, and its clients are primarily individuals participating in DC retirement plans, as well as individuals outside the workplace. Clients are defined as individuals who utilize the Company’s services, including professional management, online advice, education or guidance. Included in its services is the use of the Company’s cost-efficient, proprietary and scalable advice technology platform.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2015 and June 30, 2016, the Company’s Statements of Income for the three and six months ended June 30, 2015 and 2016 and the Company’s Statements of Cash Flows for the six months ended June 30, 2015 and 2016. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Segment Information

The Company’s chief operating decision-maker, its chief executive officer, reviews the Company’s operating results on an aggregate, consolidated basis and manages its operations as a single operating segment. In addition, all of the Company’s operations and assets are based in the United States.  Following The Mutual Fund Store acquisition discussed in Note 3, the Company re-examined its reporting and operating structure, and determined it continues to operate as a single operating and reportable segment.

Business Combinations

The Company accounts for business combinations under the acquisition method. The cost of an acquired company is assigned to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires management to make estimates and use valuation techniques when market values are not readily available. Any excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible assets acquired is allocated to goodwill. Transaction costs associated with business combinations are expensed as incurred.

Goodwill and Intangible Assets

Goodwill consists of the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill is tested for impairment each year in the fourth quarter, or more frequently if facts and circumstances warrant a review, by using a two-step process. The Company has concluded that it has a single reporting unit for the purpose of goodwill impairment testing, and accordingly, all goodwill resides within a single reporting unit. The Company compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, the Company would perform a measurement of the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference.

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

Intangible assets consist primarily of customer relationships, trademarks, trade names and internal use software. These intangible assets are acquired through business combinations or, in the case of capitalized software costs, are internally developed.  Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from less than 1 year to 20 years.

Long-Lived Assets

Long-lived assets, such as property, equipment, capitalized internal use software, direct response advertising and intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets or asset group will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows of the assets or asset group are less than their carrying amount, the Company would recognize an impairment loss based on any excess of the carrying amount of the asset or asset group over their fair value.  Impairment charges related to long-lived assets were immaterial for the periods presented.

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

The Company’s arrangements with clients generally provide for fees based on the value of assets the Company manages and are generally payable quarterly in arrears. Fees billed to clients are determined by the value of the assets in the client’s account at specified dates with no judgments or estimates on the part of the Company, and are recognized as the services are performed. The Company uses estimates primarily related to the portion of professional management revenue that has not been invoiced and is not otherwise due from the customer at period end, but has been earned by the Company. The Company estimates the amount of revenue that would be due to it at the end of the period as if the contract were terminated at that date. This calculation, referred to as the hypothetical liquidation method, is determined by multiplying the actual assets under management (AUM) at the end of the period for each client by the basis points of the respective client from the most recent quarterly billing cycle.

In certain instances, fees payable by plan participants are deferred for a specified period, and are waived if the plan participant cancels within the specified period. The Company recognizes revenue during certain of these fee deferral periods based on the estimate of the expected fee retention rate determined by historical experience of similar arrangements.

Platform.    The Company derives platform revenue from recurring, subscription-based fees for access to its services, including professional management, online advice, education and guidance, and to a lesser extent, from setup fees. The arrangements generally provide for fees to be paid by the plan sponsor, plan provider or the DC plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over seven years.

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

The expenses included in cost of revenue are shared across the different revenue categories, and the Company is not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to the Company’s revenue are included in the category cost of revenue in the Unaudited Condensed Consolidated Statements of Income. A portion of the amortization of intangible assets, including internal use software, relates to the Company’s cost of revenue but is reflected together with all amortization of intangible assets as a separate line item in the Company’s Unaudited Condensed Consolidated Statements of Income.

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

In March 2016, FASB issued ASU No. ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  For public entities, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Although early adoption is permitted, the Company does not intend to adopt early. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

NOTE 3 – Business Combinations

Acquisition of The Mutual Fund Store

On February 1, 2016, the Company completed the acquisition of The Mutual Fund Store pursuant to an Agreement and Plan of Mergers, dated November 5, 2015, as amended. The acquisition is expected to enable the Company to expand its independent advisory services to defined contribution participants through comprehensive financial planning and the option to meet face-to-face with a dedicated financial advisor.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The total acquisition consideration has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition, including 22 franchised store agreements. The assets acquired consist primarily of customer relationships, accounts receivable, and trade names and trademarks. The intangible assets will be amortized based upon their estimated useful lives on a straight-lined basis.  The table below represents a preliminary allocation of the total acquisition consideration to The Mutual Fund Store’s tangible and intangible assets and liabilities as of February 1, 2016 based on the Company’s preliminary estimate of their respective fair values:

(In thousands)
Assets acquired	$48,117
Identifiable intangible assets	191,020
Goodwill	293,624
Liabilities assumed	(19,742)
Total consideration	$513,019

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

A summary of intangible assets acquired and estimated useful lives is as follows:

(In thousands, except life in years)	Estimated Fair Value	Weighted Average Life in Years
Customer relationships	$151,300	19
Franchise agreements	350	less than 1 year
Favorable leases, net	140	6
Trademarks/Trade names	39,230	20
Total	$191,020

The preliminary purchase price allocations resulted in $293.6 million of goodwill, of which approximately $163.8 million is expected to be deductible for tax purposes. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, including the benefit of operational leverage resulting from expanding the Company’s independent advisory services, and the knowledge and experience of the acquired workforce.

The results of The Mutual Fund Store operations are included in the Unaudited Condensed Consolidated Statements of Income beginning February 1, 2016. The Mutual Fund Store’s revenue for the five-month period ended June 30, 2016 totaled $44.5 million.

The Company incurred transaction costs totaling $6.2 million during the six months ended June 30, 2016 that were expensed as incurred in general and administrative expense in its Unaudited Condensed Consolidated Statements of Income. There were no transaction expenses incurred for the three months ended June 30, 2016 in connection with this acquisition.

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

Pro forma results for Financial Engines, Inc. giving effect to The Mutual Fund Store acquisition (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations of Financial Engines and The Mutual Fund Store for the three and six months ended June 30, 2015 and 2016 as if the acquisition had occurred as of January 1, 2015.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The unaudited pro forma results presented include amortization charges for acquired intangible assets and stock-based compensation expense, and the elimination of intercompany transactions, imputed interest expense, and transaction-related expenses, and the related tax effect on the aforementioned items.

Unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had occurred as of January 1, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(In thousands, except per share data)
Revenue	$102,920	$106,232	$201,580	$206,373
Net income(1)	$11,029	$10,057	$20,057	$19,798
Net income per share:
Basic	$0.18	$0.16	$0.32	$0.33
Diluted	$0.17	$0.16	$0.32	$0.32

(1)

Disclosure of the specific net income of The Mutual Fund Store subsequent to the acquisition, for the periods presented, is impracticable as the operations of The Mutual Fund Store are integrated with the Company’s operations and not separately tracked.

Acquisition of Franchises April 2016

In April 2016, the Company completed the acquisition of the seven franchises listed below for total aggregate cash consideration of $14.4 million.

THE MUTUAL FUND STORE® - Charleston
THE MUTUAL FUND STORE® - Providence
THE MUTUAL FUND STORE® - Pittsburg
THE MUTUAL FUND STORE® - Philadelphia
THE MUTUAL FUND STORE® - Miami
THE MUTUAL FUND STORE® - Toledo
THE MUTUAL FUND STORE® - Columbia

The acquisitions are expected to enable the Company to have greater oversight and control over the operations of these advisor center locations. The preliminary purchase price allocation is subject to certain closing and post-closing adjustments. Approximately $0.8 million in holdback amounts have been reserved with respect to indemnification claims on behalf of the Company, which are expected to be paid in April 2017.

The total acquisition consideration has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The assets acquired consist primarily of intangible customer relationships and reacquired franchise rights. The intangible assets will be amortized based upon their estimated useful lives on a straight-lined basis.  The table below represents a preliminary allocation of the aggregate acquisition consideration based on the Company’s preliminary estimate of their respective fair values:

(In thousands)
Assets acquired	$698
Identifiable intangible assets	6,527
Goodwill	7,319
Liabilities assumed	(95)
Total consideration	$14,449

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Upon completion of the fair value assessment after the acquisitions, it is anticipated that the final purchase price allocation will differ from the preliminary allocation outlined above. Any changes to the initial estimates of the fair value of assets and liabilities that are made within the measurement period, which will not exceed one year, will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

A summary of intangible assets acquired and estimated useful lives is as follows:

(In thousands, except life in years)	Estimated Fair Value	Weighted Average Life in Years
Customer relationships	$5,842	15
Reacquired franchise rights	685	9
Total	$6,527

The preliminary purchase price allocations resulted in $7.3 million of goodwill, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, including the benefit of operational leverage and the knowledge and experience of the acquired workforce.

The Company incurred transaction costs totaling $0.1 million during the three and six months ended June 30, 2016 that were expensed as incurred in general and administrative expense in its Unaudited Condensed Consolidated Statements of Income.

Subsequent to these acquisitions, the Company still operates 15 franchises as of June 30, 2016, of which eight more were acquired in July and August 2016 (see Note 12).  The Company wrote off $0.2 million in notes receivable related to the July franchise acquisitions as they were deemed to be uncollectable during the three months ended June 30, 2016.

NOTE 4 — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents are comprised of cash held primarily in money market accounts. Cash and cash equivalents consist of the following:

	December 31,	June 30,
	2015	2016
	(In thousands)
Cash	$34,063	$50,502
Money market fund	271,153	50,736
Total cash and cash equivalents	$305,216	$101,238

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

NOTE 6 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reports its short-term investments in U.S. Treasury securities at fair value at each reporting period. There have been no changes in the Company’s valuation techniques during the three and six months ended June 30, 2016.  Both the money market funds and U.S. Treasury securities are classified as Level 1.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2015				As of June 30, 2016
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$271,153	$271,153	$—	$—	$50,736	$50,736	$—	$—
U.S. Treasury Securities	$39,936	$39,936	$—	$—	$—	$—	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

Significant customer information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of revenue:	2015	2016	2015	2016
Aon Hewitt Financial Advisors, LLC	10%	8%	10%	8%
Empower Retirement TM	10%	6%	10%	6%

NOTE 7 — Goodwill and Intangible Assets

Goodwill as of December 31, 2015 and June 30, 2016 consisted of the following:

(In thousands)
Balance as of December 31, 2015	$—
The Mutual Fund Store acquisition	293,624
April 2016 franchise acquisitions	7,319
Balance as of June 30, 2016	$300,943

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Intangible assets as of December 31, 2015 and June 30, 2016 consisted of the following:

		December 31, 2015			June 30, 2016
		(In thousands)
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15 - 19	$—	$—	$—	$157,142	$3,415	$153,727
Franchise agreements and reacquired franchise rights	<1 - 9	—	—	—	1,035	343	692
Favorable leases, net	6	—	—	—	140	10	130
Trademarks/Trade names	20	—	—	—	39,230	823	38,407
Internal use software	2 - 3	53,398	46,313	7,085	57,353	48,847	8,506
Total		$53,398	$46,313	$7,085	$254,900	$53,438	$201,462

Amortization expense related to intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(In thousands)
Customer relationships	$—	$2,087	$—	$3,415
Franchise agreements and reacquired franchise rights	—	329	—	343
Favorable leases, net	—	6	—	10
Trademarks/Trade names	—	494	—	823
Internal use software(1)	1,281	1,183	2,457	2,534
Amortization expense	$1,281	$4,099	$2,457	$7,125

(1)

For the three months ended June 30, 2015 and 2016, internal use software amortization included approximately $0.1 million and $0.1 million of stock-based compensation expense, respectively. For the six months ended June 30, 2015 and 2016, internal use software amortization included approximately $0.2 million and $0.2 million of stock-based compensation expense, respectively.

The following table presents the estimated future amortization of intangible assets as of June 30, 2016:

(In thousands)
Years ending December 31:
2016	$7,751
2017	14,158
2018	12,647
2019	10,443
2020	10,407
Thereafter	146,056
$201,462

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Unaudited Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,075	$923	$2,131	$1,772
Research and development	1,297	2,141	2,712	3,668
Sales and marketing	1,941	2,789	3,891	5,203
General and administrative	1,792	2,571	3,818	3,881
Amortization of internal use software, included in amortization of intangible assets	87	99	164	203
Total stock-based compensation	$6,192	$8,523	$12,716	$14,727

Cash Dividends

On July 26, 2016, the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on October 4, 2016 to record-holders as of September 20, 2016. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of June 30, 2016, the Company had a dividend payable balance of $3.7 million, which was paid to stockholders in July 2016.

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

2009 Stock Incentive Plan

In February 2016, the Board of Directors approved an executive severance and change in control policy for the Company’s executive officers, which provides that the executive officers may receive 100% accelerated vesting of outstanding equity awards and extended exercise rights for outstanding stock option awards, subject to severance and change in control conditions and contingent upon the execution by the executive officer of a full release of claims against the Company and any of its affiliates. The change in control provisions apply to the equity awards made to the Company’s executive officers under the 2009 Stock Incentive Plan on May 20, 2016.

These new provisions are in addition to existing provisions whereby certain awards under the 2009 Stock Incentive Plan also provide for partial acceleration in the event of involuntary termination within 12 months of a change in control event, death or total and permanent disability.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On February 1, 2016, the Company issued 9,885,889 shares of its common stock as part of the consideration to acquire The Mutual Fund Store.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$8,500	$9,043	$16,401	$12,372

Denominator (basic):
Net weighted average common shares outstanding	51,780	61,716	51,851	59,986

Denominator (diluted):
Weighted average common shares outstanding	51,780	61,716	51,851	59,986
Dilutive stock options outstanding	1,034	590	1,020	602
Dilutive unvested restricted stock units	380	451	356	379
Dilutive unvested performance stock units	—	13	14	12
Net weighted average common shares outstanding	53,194	62,770	53,241	60,979

Net income per share attributable to holders of common stock:
Basic	$0.16	$0.15	$0.32	$0.21
Diluted	$0.16	$0.14	$0.31	$0.20

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(In thousands)
Stock options outstanding	965	3,905	1,520	3,574
Restricted stock units outstanding	—	—	—	139
Total anti-dilutive common equivalent shares	965	3,905	1,520	3,713

NOTE 10 — Income Taxes

The Company recorded an income tax provision of $3.6 million and $5.6 million for the three months ended June 30, 2015 and 2016, respectively. The Company’s effective tax rate was 30% and 38% for the three months ended June 30, 2015 and 2016, respectively.  This increase in the effective tax rate was due primarily to the recognition of tax benefits upon resolution of income tax uncertainties and changes in state taxes during the three months ending June 30, 2015, which lowered our effective tax rate during that period.

The Company recorded an income tax provision of $7.9 million and $9.7 million for the six months ended June 30, 2015 and 2016, respectively.  The Company’s effective tax rate was 33% and 44% for the six months ended June 30, 2015 and 2016, respectively. This increase in the effective tax rate was due primarily to non-deductible expenditures incurred in connection with acquiring The Mutual Fund Store during the three months ended March 31, 2016.  The lower effective tax rate for the six months ended June 30, 2015 was due primarily to the recognition of tax benefits upon resolution of income tax uncertainties and changes in state taxes.

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

As of December 31, 2015, the Company continued to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize its deferred tax assets in future periods. The Company continuously evaluates facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. As of December 31, 2015, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $6.7 million, and does not expect this to change materially for the remainder of the year.

On February 1, 2016, the Company closed its acquisition of The Mutual Fund Store and recorded deferred tax assets of $19.5 million related to the acquisition, primarily for acquired net operating losses available to be utilized in future periods.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current. The Company early adopted ASU 2015-17 as of December 31, 2015 on a prospective basis.

NOTE 11— Commitments and Contingencies

Commitments

In June 2015, the Company entered into a non-cancelable operating lease amendment for its Phoenix, Arizona facility. The lease amendment includes a tenant improvement allowance of approximately $0.4 million and as of June 30, 2016 the receivable balance associated with this tenant improvement allowance was received in full.

The Company classifies tenant improvement allowances in its Unaudited Condensed Consolidated Balance Sheets under deferred rent and in its Unaudited Condensed Consolidated Statements of Cash Flows under operating activities.

In February 2016, as a result of the acquisition of The Mutual Fund Store, the Company acquired non-cancelable operating leases, including an existing facility in Overland Park, Kansas, which will expire in September 2016, as well as a new 33,100 square foot facility in Overland Park, Kansas. There were remaining future minimum payments associated with the new lease of approximately $7.5 million as of February 1, 2016 and it expires in March 2027. This lease also includes a tenant improvement allowance of approximately $1.8 million, which is being directly paid by the landlord. As of the acquisition date of February 1, 2016, the total remaining future minimum payments associated with the acquired non-cancelable operating leases were approximately $17.6 million with expiration dates varying through March 2027. Future minimum payments associated with non-cancelable operating leases related to franchise acquisitions to date were immaterial.

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would have less than a $1.0 million impact on the Company’s annual operating results.

NOTE 12 – Subsequent Events

In July and August 2016, the Company completed the acquisition of the eight franchises for total aggregate cash consideration of $12.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “goal,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our strategy; our plans for future services, enhancements of existing services and our growth; the potential impact of the acquisition of The Mutual Fund Store on our business, financial condition and operating results, including our revenue and expenses; franchise acquisitions and the potential impact thereof, including with respect to franchise royalty fees and advisory fees; the anticipated effects of our methodologies on the impact of financial market volatility on our revenue; our expectations around the timing of workplace campaigns; our expenses and revenue; our effective tax rate; our deferred tax assets; cash payments related to tax withholding obligations, including timing and amounts thereof; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; factors which may impact our professional management operating metrics; the utility of these metrics, including our belief that DC AUC and eligible prospective clients are useful indicators of potential DC AUM and clients available for enrollment into our professional management service; the anticipated effect of campaigns, promotions and stock market performance on client cancellations; our ability to retain and attract customers; our regulatory environment; our expectations regarding the amounts, timing and frequency of any payment of dividends; our expectations for increasing headcount and granting equity awards, and the potential financial and accounting impact related thereto; impact of our accounting policies; and non-GAAP financial measures. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We are a leading provider of technology-enabled comprehensive financial advisory services, including financial planning, investment management and retirement income solutions, covering accounts including employer-sponsored defined contribution (DC) accounts (401(k), 457, and 403(b) plans), IRA accounts, and taxable accounts. We help individuals, either online or with an advisor, develop a strategy to reach investing and retirement goals by offering a comprehensive set of services, including holistic, personalized plans for saving and investing, assessments of retirement income, and the option to meet face-to-face with a dedicated financial advisor at one of more than 125 advisor centers nationwide.

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

Our arrangements with clients using professional management services generally provide for fees based on the value of assets we manage and are generally payable quarterly in arrears. The majority of our professional management client fees across both advisory and subadvisory relationships for DC accounts are calculated on a monthly basis, as the product of client fee rates and the value of assets under management (AUM) at or near the end of each month. In general, we expect this methodology to reduce the impact of financial market volatility on our professional management revenue, although this methodology may result in lower client fees if the financial markets are down when client fees are calculated, even if the market had performed well earlier in the month or the quarter. For IRA and taxable accounts, our client fees are calculated on a quarterly basis beginning at the end of the three-month period following service initiation.

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

In order to encourage utilization of our professional management services, we use a variety of promotional and communication techniques, some of which can potentially impact the amount of revenue recognized, the timing of revenue recognition or both. Historically, we have seen a general preference from workplace plan sponsors to commence campaigns in the second and third quarters of the year and we expect this trend to continue. We would generally expect our professional management revenue to continue to increase as a percentage of overall revenue, which will cause our revenue to become increasingly more sensitive to market performance.

Professional management revenue is earned as services are performed. We use estimates primarily related to the portion of professional management revenue that has not been invoiced and is not otherwise due from the customer at period end. We estimate the amount of revenue that would be due at the end of the period as if the contract were terminated as of that date. This calculation, referred to as the hypothetical liquidation method, is determined by multiplying the actual AUM at the end of the period for each client by the basis points of the respective client from the most recent quarterly billing cycle.

Professional Management Revenue Metrics

AUM is defined as the amount of assets that we manage as part of our professional management service, including assets managed through franchises. Our AUM is the value of assets under management as reported by plan providers and custodians at or near the end of each month or quarter.

DC AUM is the DC asset balances associated with clients enrolled in the professional management service, including those at plan sponsors where enrollment campaigns are not yet concluded or have not yet commenced, as of a specified date. We measure enrollment in our professional management service by DC clients as a percentage of eligible DC prospective clients and by DC AUM as a percentage of defined contribution account Assets Under Contract (DC AUC). IRA and taxable account AUM represent the IRA and taxable account asset balances associated with those clients enrolled in the professional management service as of a specified date.

As of June 30, 2016, we had approximately $115.3 billion of DC AUM and $10.0 billion of IRA and taxable account AUM.

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

As of June 30, 2016, we had approximately $992 billion of DC AUC and 9.4 million prospective clients in DC plans for which the professional management service is available, which includes approximately $417 billion of DC AUC and 4.0 million prospective clients in DC plans at 184 plan sponsors for which Income+ has been made available to prospective clients.

As of June 30, 2016, we had 348 Income+ plan sponsor contracts, including the aforementioned 184 plan sponsors where Income+ has been made available to prospective clients and 164 plan sponsors for which the service has not yet been made available, representing a total of approximately $558 billion of DC AUC and 5.4 million prospective clients.

As of June 30, 2016, approximately 10.0% of DC eligible prospective clients were enrolled as clients and 11.6% of DC AUC was enrolled as DC AUM.

As of June 30, 2016, the approximate aggregate style exposure of the accounts we managed was as follows:

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

Assets withdrawn by existing clients includes voluntary withdrawals from IRA and taxable accounts.  Voluntary withdrawals represent the aggregate amount of assets, measured at the time of withdrawal, for clients who took automatic distributions or who otherwise withdrew funds from their managed IRA or taxable accounts without terminating their professional management service relationship within the period.

Market movement and other factors affecting AUM include estimated market movement, plan administrative and investment advisory fees, client loans, hardship and other defined contribution account withdrawals, defined contribution account retirement income drawdown payouts and timing differences for the data feeds for clients enrolled in our professional management service throughout the period. We would expect that market movement would typically represent the most substantial portion of this line item in any given quarter.

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q3'15	Q4'15	Q1'16	Q2'16
	(In billions)
AUM, beginning of period	$114.5	$108.0	$113.4	$122.0
New assets - new clients(1)	4.8	4.3	3.0	4.6
New assets - existing clients(2)	1.7	1.9	1.9	2.0
New assets - acquisitions(3)	—	—	9.8	—
Asset cancellations -voluntary(4)	(2.4)	(2.4)	(2.0)	(1.8)
Asset cancellations - involuntary(5)	(1.6)	(1.8)	(3.3)	(1.4)
Assets withdrawn - existing clients	—	—	—	(0.1)
Net new assets	2.5	2.0	9.4	3.3
Market movement and other	(9.0)	3.4	(0.8)	—
AUM, end of period	$108.0	$113.4	$122.0	$125.3

(1)

For quarters presented prior to Q1’16, these DC assets were measured as of the time of enrollment and effective Q1’16, these assets were measured on or near the end of the quarter. Differences resulting from this definitional change are considered to be immaterial for the periods presented.

(2)	For Q1’16 and Q2’16, we estimate employer and employee DC plan contributions to be $1.9 billion and $1.9 billion, respectively.
(3)	The value of the AUM as of March 31, 2016 that resulted from The Mutual Fund Store acquisition on February 1, 2016.
(4)

For quarters presented prior to Q1’16, these assets were measured as of the time of cancellation and effective Q1’16, these assets were measured on or near the beginning of the quarter.  Differences resulting from this definitional change are considered to be immaterial for the periods presented.

(5)

Involuntary client cancellations due to the effective date of a plan sponsor cancellation occurring between July 1, 2016 and July 31, 2016 would cause the total AUM that was reported as of June 30, 2016 to be reduced by 0.3%. For quarters presented prior to Q1’16, these assets were measured as of the time of cancellation and effective Q1’16, these assets were measured on or near the beginning of the quarter.  Differences resulting from this definitional change are considered to be immaterial for the quarters presented.

For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 92-97% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM. Our AUM increases or decreases based on several factors. AUM can increase due to market performance, by the addition of new assets as prospective clients enroll into our professional management service at existing and new sponsors, and by the addition of new assets from existing clients, including from employee and employer contributions into their DC accounts. AUM can decrease due to market performance and by the reduction of assets as a result of clients terminating their relationships, clients rolling their assets out of their accounts, and sponsors canceling the professional management service. Historically, client cancellation rates have typically increased during periods where there has been a significant decline in stock market performance. In addition, client cancellation rates are typically the highest during the six months immediately following the completion of a given promotion, and certain types of promotional techniques may result in higher than average cancellation rates at the end of the promotional period.

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

Platform Revenue

We derive platform revenue from recurring, subscription-based fees for access to our services, including professional management, online advice, education and guidance, and to a lesser extent, from setup fees. Online advice is a non-discretionary, Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the DC plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. The service also provides investment advice on IRA and taxable accounts where made available by the plan sponsor and selected by the client. Clients may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the DC plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over seven years.

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

Acquisition of The Mutual Fund Store

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

Franchise Acquisitions in April 2016

In April 2016, the Company completed the acquisition of seven franchises for total aggregate cash consideration of $14.4 million.

Critical Accounting Estimates

Except as described below, there have been no changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three months ended June 30, 2016, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Purchase Price Accounting

On February 1, 2016, we completed the acquisition of The Mutual Fund Store for aggregate consideration totaling approximately $513 million, consisting of approximately $246 million in cash and 9,885,889 shares of our common stock, subject to certain closing and post-closing adjustments.  A portion of the acquisition consideration was placed in an escrow fund for up to 14 months following the closing for the satisfaction of certain indemnification claims. In April 2016, the Company completed the acquisition of seven franchises for total aggregate cash consideration of $14.4 million. For more information on these acquisitions, see Note 3 to the unaudited condensed consolidated financial statements.

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

We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. Intangible assets consist of customer relationships, trademarks and trade names, franchise agreements and favorable/unfavorable operating leases. Factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. There were no impairments or changes in useful lives of acquired intangible assets during the six months ended June 30, 2016.

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

We generate professional management and franchise fee revenue based on the value of these assets managed for clients, the balance of which can fluctuate every period due to inflows and outflows of assets, as well as market movement. For IRA and taxable account assets, including franchise fees, our client fees are calculated on a quarterly basis beginning at the end of the three-month period following service initiation. The Company estimates the amount of revenue that would be due to it at the end of the period as if the contract were terminated at that date. This calculation, referred to as the hypothetical liquidation method, is determined by multiplying the actual AUM at the end of the period for each client by the basis points of the respective client from the most recent quarterly billing cycle.

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

The amount of professional management revenue recognized using these estimates was $8.4 million for the three months ended June 30, 2016. The table below evaluates the sensitivity of the most significant component of the estimated revenue, which is a change in AUM due to market movement. The table provides an estimate of the increase (decrease) in revenue compared to what was recognized due to different levels of change in AUM between the estimated and the actual calculation.

	Assumed Change in AUM due to Market Performance
	-20%	-10%	8%
	(In thousands)
Increase (decrease) in professional management revenue	$(1,679)	$(839)	$671

In addition, when utilizing certain types of promotional periods, fees payable by clients are deferred for a specified period, and are waived if the client cancels within the specified introductory period. The Company recognizes revenue during certain of these fee deferral periods based on the estimate of the expected fee retention rate determined by historical experience of similar arrangements. The revenue recognized related to this estimate was immaterial for the three months ended June 30, 2016.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended June 30, 2015 and 2016

	Three Months Ended June 30,		Three Months Ended June 30,		Increase (Decrease)
	2015	2016	2015	2016	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	89%	90%	$69,693	$96,071	$26,378	38%
Platform	10	7	7,735	7,173	(562)	(7)
Other	1	3	811	2,989	2,178	269
Total revenue	100	100	78,239	106,233	27,994	36
Costs and expenses:
Cost of revenue	43	44	33,691	46,540	12,849	38
Research and development	11	9	8,839	8,967	128	1
Sales and marketing	21	20	16,107	21,686	5,579	35
General and administrative	8	9	6,282	9,809	3,527	56
Amortization of intangible assets, including internal use software	2	4	1,281	4,099	2,818	220
Total costs and expenses	85	86	66,200	91,101	24,901	38
Income from operations	15	14	12,039	15,132	3,093	26
Interest income (expense), net	—	—	82	(20)	(102)	n/a
Other (expense), net	—	—	(17)	(427)	(410)	n/a
Income before income taxes	15	14	12,104	14,685	2,581	21
Income tax expense	4	5	3,604	5,642	2,038	57
Net and comprehensive income	11%	9%	$8,500	$9,043	$543	6%

Revenue

Total revenue increased $28.0 million, or 36%, from $78.2 million for the three months ended June 30, 2015 to $106.2 million for the three months ended June 30, 2016. This increase was due primarily to growth in professional management revenue and other revenue of $26.4 million and $2.2 million, respectively, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, offset by a decrease of $0.6 million in platform revenue. Revenue due to the acquisition of The Mutual Fund Store was $27.4 million for the three months ended June 30, 2016. Professional management revenue and platform revenue comprised 90% and 7%, respectively, of total revenue for the three months ended June 30, 2016, and 89% and 10%, respectively, of total revenue for the three months ended June 30, 2015.

As we repurchase franchises, we would expect franchise royalty fees categorized in other revenue to decrease and professional management revenue to increase, as we will be entitled to receive all of the advisory fees rather than a royalty percentage. We estimate the incremental annual revenue run rate related to the remaining franchises as of June 30, 2016 to be approximately $7 million based on AUM as of June 30, 2016.

Professional Management Revenue

Professional management revenue increased $26.4 million, or 38%, from $69.7 million for the three months ended June 30, 2015 to $96.1 million for the three months ended June 30, 2016. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $113.0 billion for the three months ended June 30, 2015 to approximately $125.0 billion for the three months ended June 30, 2016, as well as an increase in average basis points over the prior period as result of client agreements associated with acquired assets. This increase in average AUM was driven by new assets from new and existing clients, new AUM of $10.0 billion as measured on June 30, 2016 acquired through The Mutual Fund Store acquisition, partially offset by cancellations and market performance. Approximately $25.2 million of professional management revenue for the three months ended June 30, 2016 was associated with acquisitions.

Platform Revenue

Platform revenue decreased $0.6 million, or 7%, from $7.7 million for the three months ended June 30, 2015 to $7.2 million for the three months ended June 30, 2016. This decrease was due primarily to a small number of sponsor terminations, as well as platform fee reductions resulting from a small number of sponsors converting to a subadvisory plan provider or adding new services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue increased $2.2 million, or 269%, from $0.8 million for the three months ended June 30, 2015 to $3.0 million for the three months ended June 30, 2016. This increase was due primarily to the addition of account servicing fee revenue and franchise royalty of $2.0 million as a result of acquisition activity.

Costs and Expenses

Costs and expenses increased $24.9 million, or 38%, from $66.2 million for the three months ended June 30, 2015 to $91.1 million for the three months ended June 30, 2016. Cost of revenue increased $12.8 million, research and development expense increased $0.1 million, sales and marketing expense increased $5.6 million, general and administrative expense increased $3.5 million and amortization of intangible assets increased $2.8 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Expenses increased during the three months ended June 30, 2016 due primarily to increased personnel and operations related to the acquisition of The Mutual Fund Store.

Across all functional areas, employee-related expenses such as wages and cash incentive compensation expense increased primarily as a result of acquisition activity, which included the addition of approximately 300 new employees as of February 1, 2016. Non-cash stock-based compensation also increased across all functional areas due primarily to awards granted to employees acquired in February 2016, as well as to awards granted to certain executives in May 2016.

Our Board of Directors approved equity awards with an estimated expense value of $14.3 million, net of estimated forfeitures, to certain of the new executive and non-executive employees related to acquisition activity, which were granted in February 2016. We will account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

In February 2016, our Compensation Committee approved the future grant of stock options and RSUs in May 2016 to certain executives and other employees, contingent upon receiving stockholder approval at the annual meeting of stockholders in May 2016 for additional shares to be made available under our 2009 Stock Incentive Plan.  In May 2016, upon obtaining such stockholder approval, $10.9 million of stock options and RSUs were granted to certain executives and other employees, net of estimated forfeitures. We will account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

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

Cost of Revenue

Cost of revenue increased $12.8 million, or 38%, from $33.7 million for the three months ended June 30, 2015 to $46.5 million for the three months ended June 30, 2016. There was a $4.6 million increase in employee-related expenses, including wages, a $0.6 million increase in cash incentive compensation expense and a $0.7 million increase non-cash stock-based compensation for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due primarily to the majority of acquired employees categorized to cost of revenue as they are advisors and other employees associated with advisor center servicing activities. Variable cash compensation expense related to ongoing asset servicing activities by advisor center advisors resulted in an increase of $3.1 million.  Facilities–related overhead expenses, including rent and depreciation, increased by $3.3 million, due primarily to increased allocation based on headcount, as well as increased facilities expenses related to the acquired advisor centers. Non-capitalized equipment-related expenses increased $0.5 million and a variety of other expenses increased $0.8 million in total. These increases were partially offset by a $0.4 million decrease in data connectivity fees due to revisions to fees paid to certain plan providers and a $0.4 million decrease in printed member materials costs as we move more towards electronic delivery. As a percentage of revenue, cost of revenue increased from 43% for the three months ended June 30, 2015 to 44% for the three months ended June 30, 2016. The increase as a percentage of revenue was due primarily to variable cash compensation expense for advisors, facilities-related overhead expenses and other employee-related expenses, including wages, increasing at a faster rate than revenue, partially offset by data connectivity fees increasing at a slower rate than revenue. We expect our cost of revenue as a percent of revenue to be approximately 43% for the year ended December 31, 2016, which we expect will include costs related to advisor centers personnel and operations after the repurchase of franchises.

Research and Development

Research and development expense increased $0.1 million, or 1%, from $8.8 million for the three months ended June 30, 2015 to $9.0 million for the three months ended June 30, 2016. There was a $0.8 million increase in employee-related expense, including wages due primarily to annual compensation increases and headcount growth, and a $0.3 million increase in non-cash stock-based compensation expense for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  A variety of other expenses increased $0.3 million in total. These increases were partially offset by a $0.4 million decrease in consulting expense and a $0.9 million increase in the amount of internal use software capitalized, due primarily to increased labor rates and the number of hours dedicated to internal use software projects. As a percentage of revenue, research and development expense decreased from 11% for the three months ended June 30, 2015 to 9% for the three months ended June 30, 2016. The decrease as a percentage of revenue was due primarily to employee-related expense, including wages, growing at a slower rate than revenue as well as a decrease in consulting expenses and an increase in capitalized internal use software.

Sales and Marketing

Sales and marketing expense increased $5.6 million, or 35%, from $16.1 million for the three months ended June 30, 2015 to $21.7 million for the three months ended June 30, 2016. There was a $2.5 million increase in marketing programs expense, due primarily to radio and digital advertising, partially offset by amounts received for support of marketing and client acquisition efforts for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Travel and entertainment expenses increased $1.1 million due primarily to an annual national advisors conference. There was a $0.5 million increase in employee-related expenses, including wages and a $0.4 million increase in cash incentive compensation expense due primarily to the addition of employees as the result of acquisition activity and annual compensation increases, as well as a $0.5 million increase non-cash stock-based compensation. Consulting expenses increased $0.3 million and facilities–related overhead expenses, including rent and depreciation, increased by $0.3 million.  As a percentage of revenue, sales and marketing expense decreased from 21% for the three months ended June 30, 2015 to 20% for the three months ended June 30, 2016. The decrease as a percentage of revenue was due primarily to employee-related expense, including wages, growing at a slower rate than revenue, partially offset by marketing programs due primarily to radio and digital advertising growing at a faster rate than revenue.

General and Administrative

General and administrative expense increased $3.5 million, or 56%, from $6.3 million for the three months ended June 30, 2015 to $9.8 million for the three months ended June 30, 2016. There was a $1.0 million increase in employee-related expenses, including wages, and a $0.5 million increase in cash incentive compensation expense, due primarily to the addition of employees as the result of acquisition activity and annual compensation increases, as well as a $0.7 million increase in non-cash stock-based compensation expense for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. There was also a $0.9 million  increase in consulting and professional services expenses due primarily to acquisition-related integration activities. In addition, there was a $0.3 million increase in travel and entertainment expenses and an increase of $0.4 million in a variety of other expenses in total. These increases were partially offset by a $0.3 million decrease in facilities–related overhead expenses, including rent and depreciation. As a percentage of revenue, general and administrative expense increased from 8% for the three months ended June 30, 2015 to 9% for the three months ended June 30, 2016. The increase as a percentage of revenue was due primarily to consulting expense, employee-related expenses, including wages and cash incentive compensation expense increasing at a faster rate than revenue as the result of acquisition activity.

Amortization of Intangible Assets

Amortization of intangible assets increased $2.8 million, or 220%, from $1.3 million for the three months ended June 30, 2015 to $4.1 million for the three months ended June 30, 2016, due primarily to the addition of amortization of customer relationships, trademarks and trade names associated with acquisition activity.

Income Taxes

Income tax expense increased from $3.6 million for the three months ended June 30, 2015 to $5.6 million for the three months ended June 30, 2016. Our effective tax rate increased from 30% for the three months ended June 30, 2015 to 38% for the three months ended June 30, 2016. This increase in the effective tax rate was due primarily to the recognition of tax benefits upon resolution of income tax uncertainties and changes in state taxes during the three months ending June 30, 2015, which lowered our effective tax rate during that period. We would expect to see an effective tax rate of approximately 38-40%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of June 30, 2016, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.

Comparison of Six Months Ended June 30, 2015 and 2016

	Six Months Ended June 30,		Six Months Ended June 30,		Increase (Decrease)
	2015	2016	2015	2016	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	89%	90%	$136,276	$178,877	$42,601	31%
Platform	10	7	15,625	14,271	(1,354)	(9)
Other	1	3	1,284	5,143	3,859	301
Total revenue	100	100	153,185	198,291	45,106	29
Costs and expenses:
Cost of revenue	42	43	64,582	85,871	21,289	33
Research and development	11	9	17,784	18,234	450	3
Sales and marketing	20	20	30,722	40,149	9,427	31
General and administrative	9	13	13,440	24,409	10,969	82
Amortization of intangible assets, including internal use software	2	4	2,457	7,125	4,668	190
Total costs and expenses	84	89	128,985	175,788	46,803	36
Income from operations	16	11	24,200	22,503	(1,697)	(7)
Interest income (expense), net	—	—	144	(16)	(160)	(111)
Other (expense), net	—	—	(17)	(460)	(443)	n/a
Income before income taxes	16	11	24,327	22,027	(2,300)	(9)
Income tax expense	5	5	7,926	9,655	1,729	22
Net and comprehensive income	11%	6%	$16,401	$12,372	$(4,029)	(25)%

Revenue

Total revenue increased $45.1 million, or 29%, from $153.2 million for the six months ended June 30, 2015 to $198.3 million for the six months ended June 30, 2016. This increase was due primarily to growth in professional management revenue and other revenue of $42.6 million and $3.9 million, respectively, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, offset by a decrease of $1.4 million in platform revenue. Revenue due to the acquisition of The Mutual Fund Store was $44.5 million for the six months ended June 30, 2016. Professional management revenue and platform revenue comprised 90% and 7%, respectively, of total revenue for the six months ended June 30, 2016, and 89% and 10%, respectively, of total revenue for the six months ended June 30, 2015.

Professional Management Revenue

Professional management revenue increased $42.6 million, or 31%, from $136.3 million for the six months ended June 30, 2015 to $178.9 million for the six months ended June 30, 2016. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $109.6 billion for the six months ended June 30, 2015 to approximately $119.9 billion for the six months ended June 30, 2016, as well as an increase in average basis points over the prior period as a result of client agreements associated with acquired assets. This increase in average AUM was driven by new assets from new and existing clients, new AUM of $10.0 billion as measured on June 30, 2016 acquired through The Mutual Fund Store acquisition, partially offset by cancellations and market performance. Approximately $40.6 million of professional management revenue for the six months ended June 30, 2016 was associated with acquisitions.

Platform Revenue

Platform revenue decreased $1.4 million, or 9%, from $15.6 million for the six months ended June 30, 2015 to $14.3 million for the six months ended June 30, 2016. This decrease was due primarily to a small number of sponsor terminations, as well as platform fee reductions resulting from a small number of sponsors converting to a subadvisory plan provider or adding new services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue increased $3.9 million, or 301%, from $1.3 million for the six months ended June 30, 2015 to $5.1 million for the six months ended June 30, 2016. This increase was due primarily to the addition of account servicing fee revenue and franchise royalty of $3.7 million as a result of acquisition activity.

Costs and Expenses

Costs and expenses increased $46.8 million, or 36%, from $129.0 million for the six months ended June 30, 2015 to $175.8 million for the six months ended June 30, 2016. Cost of revenue increased $21.3 million, research and development expense increased $0.5 million, sales and marketing expense increased $9.4 million, general and administrative expense increased $11.0 million and amortization of intangible assets increased $4.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Expenses increased during the six months ended June 30, 2016 due primarily to increased personnel and operations related to the acquisition of The Mutual Fund Store.

Across all functional areas, employee-related expenses such as wages and cash incentive compensation expense increased primarily as a result of acquisition activity, which included the addition of approximately 300 new employees as of February 1, 2016.

Cost of Revenue

Cost of revenue increased $21.3 million, or 33%, from $64.6 million for the six months ended June 30, 2015 to $85.9 million for the six months ended June 30, 2016. There was a $7.5 million increase in employee-related expenses, including wages, a $1.0 million increase in cash incentive compensation expense and a $1.0 million increase non-cash stock-based compensation for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due primarily to the majority of acquired employees categorized to cost of revenue as they are advisors and other employees associated with advisor center servicing activities. Variable cash compensation expense related to ongoing asset servicing activities by advisor center advisors resulted in an increase of $5.0 million.  Facilities–related overhead expenses, including rent and depreciation, also increased by $5.5 million, due primarily to increased allocation based on headcount as well as increased facilities expenses related to the acquired advisor centers. Non-capitalized equipment-related expenses increased $0.9 million, hosting and production services increased $0.3 million, business operations expenses increased $0.3 million and a variety of other expenses increased $0.7 million in total. These increases were partially offset by a $0.6 million decrease in printed marketing and member materials costs as we move more towards electronic delivery and a $0.3 million decrease in data connectivity fees due to revisions to fees paid to certain plan providers. As a percentage of revenue, cost of revenue increased from 42% for the six months ended June 30, 2015 to 43% for the six months ended June 30, 2016. The increase as a percentage of revenue was due primarily to variable cash compensation expense for advisors, facilities-related overhead expenses and other employee-related expenses, including wages, increasing at a faster rate than revenue, partially offset by data connectivity fees increasing at a slower rate than revenue.

Research and Development

Research and development expense increased $0.5 million, or 3%, from $17.8 million for the six months ended June 30, 2015 to $18.2 million for the six months ended June 30, 2016. There was a $2.1 million increase in employee-related expense, including wages, and a $0.5 million increase in cash incentive compensation expense, due primarily to annual compensation increases and headcount growth for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Facilities–related overhead expenses, including rent and depreciation, increased by $0.3 million. These increases were partially offset by a $0.8 million decrease in consulting expense and a $1.6 million increase in the amount of internal use software capitalized, due primarily to increased labor rates and the number of hours dedicated to internal use software projects. As a percentage of revenue, research and development expense decreased from 11% for the six months ended June 30, 2015 to 9% for the six months ended June 30, 2016. The decrease as a percentage of revenue was due primarily to employee-related expense, including wages, and non-cash stock-based compensation expense growing at a slower rate than revenue as well as a decrease in consulting expenses and an increase in capitalized internal use software.

Sales and Marketing

Sales and marketing expense increased $9.4 million, or 31%, from $30.7 million for the six months ended June 30, 2015 to $40.1 million for the six months ended June 30, 2016. There was a $4.0 million increase in marketing programs expense, due primarily to radio and digital advertising, partially offset by amounts received for support of marketing and client acquisition efforts for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  Travel and entertainment expenses increased $1.2 million due primarily to an annual national advisors conference. Consulting expenses increased $1.4 million, due primarily to outside marketing services related mainly to brand and pricing evaluations. There was a $1.4 million increase in employee-related expense, including wages, and a $0.9 million increase in cash incentive compensation expense, due primarily to the addition of employees as the result of acquisition activity and annual compensation increases, as well as a $0.6 million increase in non-cash stock-based compensation expense. Facilities–related overhead expenses, including rent and depreciation, increased by $0.4 million. These increases were partially offset by a total of $0.5 million in decreases related to a variety of other expenses.  As a percentage of revenue, sales and marketing expense remained constant at 20% for both the six month periods ended June 30, 2015 and 2016.

General and Administrative

General and administrative expense increased $11.0 million, or 82%, from $13.4 million for the six months ended June 30, 2015 to $24.4 million for the six months ended June 30, 2016. There was a $6.9 million increase in consulting and professional services expenses, due primarily to fees related to the acquisition of The Mutual Fund Store for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 when there was no acquisition activity. In addition, there was a $2.2 million increase in employee-related expenses, including wages, and a $1.1 million increase in cash incentive compensation expense, due primarily to the addition of employees as the result of acquisition activity, as well as annual compensation increases. In addition, there was a $0.5 million increase in travel and entertainment expenses and a $0.3 million increase in other equipment related expenses. As a percentage of revenue, general and administrative expense increased from 9% for the six months ended June 30, 2015 to 13% for the six months ended June 30, 2016. The increase as a percentage of revenue was due primarily to consulting and professional services expense increasing at a faster rate than revenue as the result of acquisition activity.

Amortization of Intangible Assets

Amortization of intangible assets increased $4.7 million, or 190%, from $2.5 million for the six months ended June 30, 2015 to $7.1 million for the six months ended June 30, 2016, due primarily to the addition of amortization of customer relationships, trademarks and trade names associated with acquisition activity.

Income Taxes

Income tax expense increased from $7.9 million for the six months ended June 30, 2015 to $9.7 million for the six months ended June 30, 2016. Our effective tax rate increased from 33% for the six months ended June 30, 2015 to 44% for the six months ended June 30, 2016. This increase in the effective tax rate was due primarily to non-deductible expenditures incurred in connection with acquiring The Mutual Fund Store during the three months ended March 31, 2016.  The lower effective tax rate for the six months ended June 30, 2015 was due primarily to the recognition of tax benefits upon resolution of income tax uncertainties and changes in state taxes.

Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA represents net income before net interest expense (income), income tax expense (benefit), depreciation, amortization of intangible assets, including internal use software, amortization and impairment of direct response advertising, amortization of deferred sales commissions, non-cash stock-based compensation expense and expenses related to the closing and integration of acquisitions, if applicable for the period. Adjusted net income represents net income before non-cash stock-based compensation expense, amortization of intangible assets related to assets acquired, including customer relationships, trade names and trademarks, expenses related to the closing and integration of acquisitions and certain other items such as the income tax benefit from the release of valuation allowances, if applicable for the period, partially offset by the related tax impact of these items. Adjusted earnings per share is defined as adjusted net income divided by the weighted average of dilutive common share equivalents outstanding.

Our management uses adjusted EBITDA, adjusted net income and adjusted earnings per share as measures of operating performance, for planning purposes (including the preparation of annual budgets), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our Board of Directors concerning our financial performance. In addition, management currently uses non-GAAP measures in determining cash incentive compensation.

We present adjusted EBITDA, adjusted net income and adjusted earnings per share as supplemental performance measures because we believe that these measures provide our Board of Directors, management and investors with additional information and greater transparency with respect to our performance and decision-making. We feel these performance measures provide investors and others with a better understanding and ability to evaluate our operating results and future prospects and provides the same performance measurement information as utilized by management. Adjusted EBITDA reflects the elements of profitability that can be most directly impacted by employees and our management believes that tracking this metric motivates executives to focus on profitable growth. Management believes it is useful to exclude non-cash stock-based compensation expense from our non-GAAP metrics because this expense is based upon the historical value of each award at the time of grant, which may not be reflective of the current compensation value, and the ongoing expense is outside of the control of management in the current reporting period. Adjusted EBITDA also excludes non-cash items such as depreciation and various types of amortization, as well as income taxes, which are largely non-cash at this point in time. We exclude expenses related to the closing and integration of acquisitions for comparability purposes as these are short-term in nature. Management believes it is useful to exclude these items as they do not necessarily reflect how our business is performing during the period reported.  Adjusted net income and adjusted earnings per share exclude non-cash stock-based compensation expense, expenses related to the closing and integration of acquisitions for comparability purposes as these are short-term in nature, and amortization of intangible assets related to acquired assets including customer relationships, trade names and trademarks for comparability purposes. Adjusted EBITDA, adjusted net income and adjusted earnings per share are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income, operating income, earnings per share or any other performance measures derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

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
•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized generally required prior cash outlays and generally will have to be replaced in the future by payment of cash, and adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate adjusted EBITDA, adjusted net income and adjusted earnings per share differently than we do, limiting their usefulness as a comparative measure.

Given the limitations associated with using adjusted EBITDA, adjusted net income and adjusted earnings per share, these financial measures should be considered in conjunction with our financial statements presented in accordance with GAAP and the reconciliation of adjusted EBITDA and adjusted net income to the most directly comparable GAAP measure, net income, and adjusted earnings per share to the most directly comparable GAAP measure, diluted earnings per share. Further, management also reviews GAAP measures and evaluates individual measures that are not included in adjusted EBITDA, such as our level of capital expenditures and equity issuance, among other measures.

The table below sets forth a reconciliation of net income to non-GAAP adjusted EBITDA based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP adjusted EBITDA	2015	2016	2015	2016
	(In thousands, unaudited)
GAAP net income	$8,500	$9,043	$16,401	$12,372
Interest income (expense), net	(82)	20	(144)	16
Income tax expense	3,604	5,642	7,926	9,655
Depreciation and amortization	1,488	2,260	2,945	4,307
Amortization of intangible assets (excluding internal use software)	—	2,916	—	4,591
Amortization of internal use software	1,195	1,084	2,294	2,331
Amortization and impairment of direct response advertising	1,366	1,211	2,726	2,425
Amortization of deferred sales commissions	396	413	764	831
Stock-based compensation	6,192	8,523	12,716	14,727
Acquisition-related expenses(1)	—	2,334	—	10,474
Non-GAAP adjusted EBITDA	$22,659	$33,446	$45,628	$61,729

(1)	We expect to incur acquisition-related expenses throughout 2016.

The table below sets forth a reconciliation of net income to non-GAAP adjusted net income based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP adjusted net income	2015	2016	2015	2016
	(In thousands, unaudited)
GAAP net income	$8,500	$9,043	$16,401	$12,372
Stock-based compensation	6,192	8,523	12,716	14,727
Amortization of intangible assets (excluding internal use software)	—	2,916	—	4,591
Acquisition-related expenses	—	2,334	—	10,474
Income tax expense from non-deductible transaction expenses(1)	—	—	—	1,162
Tax-effect of adjustments(2)	(2,366)	(5,262)	(4,858)	(11,381)
Non-GAAP adjusted net income	$12,326	$17,554	$24,259	$31,945

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

The table below sets forth a reconciliation of diluted earnings per share to non-GAAP adjusted earnings per share based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP adjusted earnings per share	2015	2016	2015	2016
	(In thousands, except per share data, unaudited)
GAAP diluted earnings per share	$0.16	$0.14	$0.31	$0.20
Stock-based compensation	0.12	0.13	0.24	0.24
Amortization of intangible assets (excluding internal use software)	—	0.05	—	0.08
Acquisition-related expenses	—	0.04	—	0.17
Income tax expense from non-deductible transaction expenses(1)	—	—	—	0.02
Tax-effect of adjustments(2)	(0.05)	(0.08)	(0.09)	(0.19)
Non-GAAP adjusted earnings per share	$0.23	$0.28	$0.46	$0.52

Shares of common stock outstanding	51,780	61,716	51,851	59,986
Dilutive stock options, RSUs and PSUs	1,414	1,054	1,390	993
Non-GAAP adjusted common shares outstanding	53,194	62,770	53,241	60,979

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparisons of the three months ended June 30, 2015 and 2016 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We are currently estimating the remaining integration-related expenses in the second half of 2016 to be approximately $13 million, excluding non-cash stock-based compensation expense, with an additional $10.5 million incurred in the first half of 2016.  This estimate has increased from the estimate provided as of March 31, 2016 due primarily to the expected recognition of estimated future losses related to certain franchises upon acquisition. These expenses will be added back to net income in the calculation of non-GAAP adjusted EBITDA and will be added back to net income in the calculation of non-GAAP adjusted net income.  The related tax effect adjustment will be calculated using an estimated statutory tax rate of 38.2%.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2016, we had total cash and cash equivalents of $101.2 million, compared to $345.2 million of cash, cash equivalents and short-term investments as of December 31, 2015. Since February 1, 2016, we have used approximately $254.6 million of cash related to acquisitions. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash and cash equivalents and cash generated from ongoing operations. We plan to use existing cash and cash generated in the ongoing operations of our business to fund our current operations and capital expenditures, as well as possible future acquisitions or other strategic activity, including the repurchase of franchises.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2015	2016
	(In thousands)
Net cash provided by operating activities	$33,917	$20,988
Net cash used in investing activities	(34,464)	(222,210)
Net cash used in financing activities	(18,602)	(2,756)
Net decrease in cash and cash equivalents	$(19,149)	$(203,978)
Cash and cash equivalents, end of period	$107,415	$101,238

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 of $21.0 million was the result of net income of $12.4 million and adjustments for non-cash expenses of $29.1 million, primarily related to non-cash stock-based compensation expense, amortization of intangible assets, deferred tax assets, depreciation, and amortization and impairment of direct response advertising, as well as the excess tax benefit associated with non-cash stock-based compensation. In addition, there was a decrease in cash related to changes in operating assets and liabilities of $20.5 million. This decrease in cash related to operating assets and liabilities was due primarily to a decrease in accounts payable related mainly to payments of transaction expenses related to the acquisition activity, a decrease in accrued compensation as a result of the 2015 cash incentive program payments, a decrease in other liabilities due to payments of holdbacks related to franchise acquisitions made by The Mutual Fund Store in 2015, and an increase in accounts receivable, prepaid expense and other assets due primarily to acquisition activity.

Net cash provided by operating activities for the six months ended June 30, 2015 of $33.9 million was the result of net income of $16.4 million and adjustments for non-cash expenses of $9.1 million, primarily related to amortization of non-cash stock-based compensation, depreciation, amortization and impairment of direct response advertising, and amortization of internal use software, as well as the excess tax benefit associated with stock-based compensation. In addition, there was an increase in cash related to changes in operating assets and liabilities of $8.5 million. The increase in cash related to operating assets and liabilities was due primarily to an increase in accounts payable due primarily to an increase in excess tax benefit associated with stock-based compensation, partially offset by an increase in accounts receivable as revenue increased and direct response advertising costs capitalized in the period.

Investing Activities

Net cash used in investing activities was $222.2 million for the six months ended June 30, 2016 compared to $34.5 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, cash paid for acquisitions, net of cash received, was $254.6 million. The purchase of property and equipment increased $1.4 million, as we spent $4.0 million related to capital expenditures during the six months ended June 30, 2016 which included capital equipment purchases related to the build out of the new Overland Park, Kansas facility, compared to $2.5 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, the amount of internal use software costs we capitalized increased to $3.6 million compared to $2.2 million for the six months ended June 30, 2015.  Cash provided by the sale of short-term investments was $39.9 million for the six months ended June 30, 2016.

On February 1, 2016, we completed the acquisition of The Mutual Fund Store for approximately $241.0 million in cash consideration, net of $5.0 million cash acquired, and approximately $267 million in common stock consideration, subject to certain closing and post-closing adjustments.

We expect remaining cash expenditures associated with capital equipment purchases related to the re-branding of advisor centers and other integration capital equipment items to be approximately $2.4 million for July 2016.

In April 2016, we completed the acquisition of seven franchises for approximately $13.6 million in cash consideration, net of $0.8 million in holdbacks.

In July and August 2016, we completed the acquisition of eight franchises for approximately $12.3 million in cash consideration, subject to certain closing and post-closing adjustments.

Financing Activities

Net cash used in financing activities was $2.8 million for the six months ended June 30, 2016 compared to $18.6 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, we received $1.1 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $6.0 million during the six months ended June 30, 2015. Excess tax benefit associated with stock-based compensation were $5.4 million for the six months ended June 30, 2016 compared to $10.0 million for the six months ended June 30, 2015 due to a decrease in the amount of stock-based compensation offsetting cash income taxes.

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50.0 million of our common stock over the subsequent twelve months. We used $27.3 million of cash to repurchase our common stock in the six months ended June 30, 2015. The stock purchase program expired on November 4, 2015.  The stock repurchase program was funded by available working capital.

For the six months ended June 30, 2016, we incurred cash dividend payments totaling $8.6 million, and incurred a subsequent payment of $3.7 million in July 2016 relating to dividends payable as of June 30, 2016. Based on the shares outstanding as of June 30, 2016 of 61,777,405 and assuming a $0.07 per share quarterly dividend for 2016, we would estimate the remaining dividend payments between July 1, 2016 and December 31, 2016 to total approximately $8.0 million. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors. For the six months ended June 30, 2015, we incurred cash dividend payments totaling $6.7 million.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting dates.  For the six months ended June 30, 2016, we incurred $0.7 million of cash payments related to minimum tax withholding obligations compared to $0.6 million for the six months ended June 30, 2015.  Based on the fair value of our common stock as of June 30, 2016 of $25.87 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $2.2 million for the period July 1, 2016 to December 31, 2016. We anticipate these cash payments to occur throughout each year with the largest amounts typically occurring in the first and fourth quarters, and with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the six months ended June 30, 2016, 90% of our revenue was derived from fees based on the market value of AUM compared to 89% for the year ended December 31, 2015. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended June 30, 2016, we issued 57,487 shares of unregistered common stock for an aggregate purchase price of $0.4 million upon the exercise of previously granted options, which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

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

3.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.1#	Form of Executive Officer Severance and Change in Control Agreement

10.2#	Form of Executive Officer Notice of Stock Option Grant and Agreement

10.3#	Form of Executive Officer RSU Notice of Award and Agreement

10.4#	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

Date: August 3, 2016

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

3.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.1#	Form of Executive Officer Severance and Change in Control Agreement

10.2#	Form of Executive Officer Notice of Stock Option Grant and Agreement

10.3#	Form of Executive Officer RSU Notice of Award and Agreement

10.4#	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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