Form 10-Q
period 2016-09-30
Financial Engines, Inc.
filed 2016-11-03
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 61,908,938 shares of Common Stock, par value $0.0001, were outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2015	2016
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$305,216	$118,806
Short-term investments	39,936	—
Accounts receivable, net	71,287	95,344
Prepaid expenses	4,486	6,998
Other current assets	3,061	4,107
Total current assets	423,986	225,255
Property and equipment, net	20,385	25,885
Intangible assets, net	7,085	202,434
Goodwill	—	305,545
Long-term deferred tax assets	21,780	36,098
Direct response advertising, net	7,186	6,409
Other assets	2,158	2,255
Total assets	$482,580	$803,881
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,933	$29,140
Accrued compensation	17,101	22,188
Deferred revenue	6,400	6,811
Dividend payable	3,615	3,713
Other current liabilities	1,169	4,077
Total current liabilities	55,218	65,929
Long-term deferred rent	9,485	12,176
Long-term tax liabilities	2,206	2,206
Other liabilities	524	448
Total liabilities	67,433	80,759
Contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2015 and September 30, 2016; None issued or outstanding as of December 31, 2015 and September 30, 2016	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2015 and September 30, 2016; 52,972 and 63,185 shares issued and 51,695 and 61,908 shares outstanding as of December 31, 2015 and September 30, 2016, respectively	5	6
Additional paid-in capital	461,139	762,561
Treasury stock, at cost (1,277 shares and 1,277 shares as of December 31, 2015 and September 30, 2016, respectively)	(47,637)	(47,637)
Retained Earnings	1,640	8,192
Total stockholders’ equity	415,147	723,122
Total liabilities and stockholders’ equity	$482,580	$803,881

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(In thousands, except per share data)
Revenue:
Professional management	$70,225	$102,641	$206,501	$281,518
Platform	7,501	7,035	23,126	21,306
Other	1,087	2,748	2,371	7,891
Total revenue	78,813	112,424	231,998	310,715
Costs and expenses:
Cost of revenue	32,950	50,230	97,532	136,101
Research and development	8,753	9,599	26,537	27,833
Sales and marketing	15,526	21,743	46,248	61,892
General and administrative	6,280	11,189	19,720	35,598
Amortization of intangible assets, including internal use software	1,223	4,012	3,680	11,137
Loss on reacquired franchisee rights	—	4,092	—	4,092
Total costs and expenses	64,732	100,865	193,717	276,653
Income from operations	14,081	11,559	38,281	34,062
Interest income, net	119	149	263	133
Other expense, net	—	(185)	(17)	(645)
Income before income taxes	14,200	11,523	38,527	33,550
Income tax expense	5,723	4,376	13,649	14,031
Net and comprehensive income	$8,477	$7,147	$24,878	$19,519
Dividends declared per share of common stock	$0.07	$0.07	$0.21	$0.21
Net income per share attributable to holders of common stock
Basic	$0.16	$0.12	$0.48	$0.32
Diluted	$0.16	$0.11	$0.47	$0.32
Shares used to compute net income per share attributable to holders of common stock
Basic	51,655	61,838	51,586	60,608
Diluted	52,934	63,001	52,939	61,657

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2016
	(In thousands)
Cash flows from operating activities:
Net income	$24,878	$19,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,484	6,670
Amortization of intangible assets	3,433	10,819
Stock-based compensation	19,196	24,307
Amortization of deferred sales commissions	1,217	1,244
Amortization and impairment of direct response advertising	4,132	3,547
Amortization of discount on short-term investments	(268)	(5)
Provision for doubtful accounts	733	689
Write-off of notes receivable	—	290
Deferred tax	(5,524)	3,937
Loss on fixed asset disposal	—	200
Loss on sale of short-term investments	—	18
Excess tax benefit associated with stock-based compensation	(17,946)	(9,587)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(6,546)	(7,976)
Prepaid expenses	(1,053)	(998)
Direct response advertising	(3,448)	(2,778)
Other assets	2,205	(908)
Accounts payable	21,185	572
Accrued compensation	2,713	(988)
Deferred revenue	1,595	274
Deferred rent	394	948
Other liabilities	—	(480)
Net cash provided by operating activities	51,380	49,314
Cash flows from investing activities:
Purchase of property and equipment	(4,063)	(5,497)
Capitalization of internal use software	(3,562)	(5,295)
Purchases of short-term investments	(159,555)	—
Maturities of short-term investments	135,000	—
Sale of short-term investments	—	39,923
Cash paid for acquisitions, net of cash acquired	—	(262,405)
Net cash used in investing activities	(32,180)	(233,274)
Cash flows from financing activities:
Payments on capital lease obligations	(86)	(80)
Payments related to business combinations	—	(1,771)
Excess tax benefit associated with stock-based compensation	17,946	9,587
Net share settlements for minimum tax withholdings	(616)	(688)
Repurchase of common stock	(38,455)	—
Proceeds from issuance of common stock	8,328	3,371
Cash dividend payments	(10,354)	(12,869)
Net cash used in financing activities	(23,237)	(2,450)
Net decrease in cash and cash equivalents	(4,037)	(186,410)
Cash and cash equivalents, beginning of period	126,564	305,216
Cash and cash equivalents, end of period	$122,527	$118,806
Supplemental cash flows information:
Income taxes paid, net of refunds	$1,325	$2,927
Interest paid	$9	$10
Non-cash operating, investing and financing activities:
Issuance of common stock related to acquisition	$—	$267,018
Unpaid purchases of property and equipment	$207	$760
Purchase of property and equipment with noncash tenant improvement allowance	$—	$1,952
Purchase of property and equipment under capital lease	$216	$—
Capitalized stock-based compensation for internal use software	$319	$569
Capitalized stock-based compensation for direct response advertising	$78	$68
Dividends declared but not yet paid	$3,601	$3,713

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2015 and September 30, 2016, the Company’s Statements of Income for the three and nine months ended September 30, 2015 and 2016 and the Company’s Statements of Cash Flows for the nine months ended September 30, 2015 and 2016. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Other.    Other revenue includes fees for non-retirement account servicing, franchise royalty fees, reimbursement for a portion of marketing and client materials from certain subadvisory relationships and reimbursement for providing personal statements to prospective clients from a limited number of plan sponsors. Costs associated with these reimbursed printed fulfillment materials are expensed to cost of revenue as incurred. Franchise royalty fees are recognized as revenue as the services are performed by the franchisees based on specified percentages of the franchisees’ advisory fees billed to their clients. Franchise royalty fees charged by the franchisees to their clients are primarily based on predetermined percentages of the market value of the AUM and are affected by changes in the AUM. The fees for non-retirement account servicing do not impact client fees paid for professional management, and are disclosed in the applicable Form ADV of the Company’s advisory subsidiaries.

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

In March 2016, FASB issued ASU No. ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  For public entities, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Although early adoption is permitted, the Company intends to adopt on January 1, 2017. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

In August 26, 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduces current diversity in practice.  ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning January 1, 2018. The Company is evaluating the impact that ASU No. 2016-15 will have on its consolidated financial statements.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The total acquisition consideration has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition, including 21 franchised store agreements. The assets acquired consist primarily of customer relationships, accounts receivable, and trade names and trademarks. The intangible assets will be amortized based upon their estimated useful lives on a straight-lined basis.  The table below represents the allocation of the total acquisition consideration to The Mutual Fund Store’s tangible and intangible assets and liabilities based on the Company’s estimate of their respective fair values:

(In thousands)
Assets acquired	$48,117
Identifiable intangible assets	191,020
Goodwill	293,628
Liabilities assumed	(19,746)
Total consideration	$513,019

A summary of intangible assets acquired and estimated useful lives is as follows:

(In thousands, except life in years)	Estimated Fair Value	Weighted Average Life in Years
Customer relationships	$151,300	19
Trademarks/Trade names	39,230	20
Franchise agreements	350	less than 1 year
Favorable leases, net	140	6
Total	$191,020

The purchase price allocation resulted in $293.6 million of goodwill, of which approximately $163.8 million is expected to be deductible for tax purposes. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, including the benefit of operational leverage resulting from expanding the Company’s independent advisory services, and the knowledge and experience of the acquired workforce.

The results of The Mutual Fund Store operations are included in the Unaudited Condensed Consolidated Statements of Income beginning February 1, 2016. The Mutual Fund Store’s revenue for the eight-month period ended September 30, 2016 totaled $73.7 million.

The Company incurred transaction costs totaling $6.2 million during the nine months ended September 30, 2016 that were expensed as incurred in general and administrative expense in its Unaudited Condensed Consolidated Statements of Income. There were no transaction expenses incurred for the three months ended September 30, 2016 in connection with this acquisition.

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

During the nine months ended September 30, 2016, the Company paid $1.8 million for primarily previously withheld consideration for franchises acquired by The Mutual Fund Store prior to February 1, 2016.

Pro forma results for Financial Engines, Inc. giving effect to The Mutual Fund Store acquisition (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations of Financial Engines and The Mutual Fund Store for the three and nine months ended September 30, 2015 and 2016 as if the acquisition had occurred as of January 1, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(In thousands, except per share data)
Revenue	$104,817	$112,424	$306,397	$318,797
Net income(1)	$11,450	$8,079	$31,508	$27,877
Net income per share:
Basic	$0.19	$0.13	$0.51	$0.45
Diluted	$0.18	$0.13	$0.50	$0.44

(1)

Disclosure of the specific net income of The Mutual Fund Store subsequent to the acquisition, for the periods presented, is impracticable as the operations of The Mutual Fund Store are integrated with the Company’s operations and not separately tracked.

Acquisition of Franchises April 2016

In April 2016, the Company completed the acquisition of the seven franchises listed below for a total aggregate cash consideration of $14.4 million.

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

The total acquisition consideration has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The assets acquired consist primarily of intangible customer relationships and reacquired franchisee rights. The intangible assets will be amortized based upon their estimated useful lives on a straight-lined basis.  The table below represents a preliminary allocation of the aggregate acquisition consideration based on the Company’s preliminary estimate of their respective fair values:

(In thousands)
Assets acquired	$698
Identifiable intangible assets	6,527
Goodwill	7,319
Liabilities assumed	(95)
Total consideration	$14,449

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Upon completion of the fair value assessment after the acquisitions, it is anticipated that the final purchase price allocation could differ from the preliminary allocation outlined above. Any changes to the initial estimates of the fair value of assets and liabilities that are made within the measurement period, which will not exceed one year, will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

A summary of intangible assets acquired and estimated useful lives is as follows:

(In thousands, except life in years)	Estimated Fair Value	Weighted Average Life in Years
Customer relationships	$5,842	15
Reacquired franchisee rights	685	9
Total	$6,527

The preliminary purchase price allocations resulted in $7.3 million of goodwill, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, including the benefit of operational leverage and the knowledge and experience of the acquired workforce.

The Company incurred transaction costs totaling $0.1 million during the nine months ended September 30, 2016 that were expensed as incurred in general and administrative expense in its Unaudited Condensed Consolidated Statements of Income. There were no transaction expenses incurred for the three months ended September 30, 2016 in connection with these acquisitions.

Acquisition of Franchises July and August 2016

In July and August 2016, the Company completed the acquisition of the six franchises associated with the six locations listed below for a total aggregate cash consideration of $8.1 million.

THE MUTUAL FUND STORE® - Grand Rapids
THE MUTUAL FUND STORE® - Tuscon
THE MUTUAL FUND STORE® - National III
THE MUTUAL FUND STORE® - Springfield, MA
THE MUTUAL FUND STORE® - Memphis
THE MUTUAL FUND STORE® - Madison

The acquisitions are expected to enable the Company to have greater oversight and control over the operations of these advisor center locations. The preliminary purchase price allocation is subject to certain closing and post-closing adjustments. Approximately $0.3 million in holdback amounts have been reserved with respect to indemnification claims on behalf of the Company, which are expected to be paid in July and August 2017.

The total acquisition consideration has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The assets acquired consist primarily of intangible customer relationships and reacquired franchisee rights. The intangible assets will be amortized based upon their estimated useful lives on a straight-lined basis.  The table below represents a preliminary allocation of the aggregate acquisition consideration based on the Company’s preliminary estimate of their respective fair values:

(In thousands)
Assets acquired	$514
Identifiable intangible assets	3,075
Goodwill	4,598
Liabilities assumed	(58)
Total consideration	$8,129

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

A summary of intangible assets acquired and estimated useful lives is as follows:

(In thousands, except life in years)	Estimated Fair Value	Weighted Average Life in Years
Customer relationships	$2,533	14
Reacquired franchisee rights	542	8
Total	$3,075

The preliminary purchase price allocations resulted in $4.6 million of goodwill, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, including the benefit of operational leverage and the knowledge and experience of the acquired workforce.

As a result of the acquisitions of two of the franchises, the Company reacquired the franchisee rights at a purchase price which was pre-determined per the franchise agreement contracts and effectively settled its pre-existing royalty contracts. The Company engaged a third-party specialist to assist in assessing the fair value of these rights and determined that the reacquired right had a fair value less than the price paid. The amount by which the contract was unfavorable to the Company when compared to current market transactions for similar items resulted in a loss of $4.1 million for the three months ended September 30, 2016, and was accounted for as a separate transaction from the business combination. The loss of $4.1 million was cash paid in addition to the $8.1 million in cash consideration for these acquisitions for total cash paid of $12.2 million.

The Company incurred transaction costs totaling $0.1 million during the three and nine months ended September 30, 2016 that were expensed as incurred in general and administrative expense in its Unaudited Condensed Consolidated Statements of Income. The Company wrote off $0.2 million in notes receivable as of June 30, 2016 related to these franchise acquisitions as they were deemed to be uncollectable.

Subsequent to these acquisitions, the Company continues to operate eight franchises as of September 30, 2016, which were acquired in October 2016 (see Note 12).

NOTE 4 — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents are comprised of cash held primarily in money market accounts. Cash and cash equivalents consist of the following:

	December 31,	September 30,
	2015	2016
	(In thousands)
Cash	$34,063	$68,048
Money market fund	271,153	50,758
Total cash and cash equivalents	$305,216	$118,806

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reports its short-term investments in U.S. Treasury securities at fair value at each reporting period. There have been no changes in the Company’s valuation techniques during the three and nine months ended September 30, 2016.  Both the money market funds and U.S. Treasury securities are classified as Level 1.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2015				As of September 30, 2016
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$271,153	$271,153	$—	$—	$50,758	$50,758	$—	$—
U.S. Treasury Securities	$39,936	$39,936	$—	$—	$—	$—	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

Significant customer information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of revenue:	2015	2016	2015	2016
Aon Hewitt Financial Advisors, LLC	10%	8%	10%	8%

NOTE 7 — Goodwill and Intangible Assets

Goodwill as of December 31, 2015 and September 30, 2016 consisted of the following:

(In thousands)
Balance as of December 31, 2015	$—
The Mutual Fund Store acquisition	293,628
April 2016 franchise acquisitions	7,319
July and August 2016 franchise acquisitions	4,598
Balance as of September 30, 2016	$305,545

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Intangible assets as of December 31, 2015 and September 30, 2016 consisted of the following:

		December 31, 2015			September 30, 2016
		(In thousands)
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14 - 19	$—	$—	$—	$159,675	$5,543	$154,132
Franchise agreements and reacquired franchisee rights	<1 - 9	—	—	—	1,577	425	1,152
Favorable leases, net	6	—	—	—	140	16	124
Trademarks/Trade names	20	—	—	—	39,230	1,317	37,913
Internal use software	2 - 3	53,398	46,313	7,085	59,262	50,149	9,113
Total		$53,398	$46,313	$7,085	$259,884	$57,450	$202,434

Amortization expense related to intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(In thousands)
Customer relationships	$—	$2,129	$—	$5,543
Franchise agreements and reacquired franchisee rights	—	81	—	425
Favorable leases, net	—	6	—	16
Trademarks/Trade names	—	494	—	1,317
Internal use software(1)	1,223	1,302	3,680	3,836
Amortization expense	$1,223	$4,012	$3,680	$11,137

(1)

For the three months ended September 30, 2015 and 2016, internal use software amortization included approximately $0.1 million and $0.1 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2015 and 2016, internal use software amortization included approximately $0.2 million and $0.3 million of stock-based compensation expense, respectively.

The following table presents the estimated future amortization of intangible assets as of September 30, 2016:

(In thousands)
Years ending December 31:
2016	$4,050
2017	15,016
2018	13,487
2019	11,241
2020	10,646
Thereafter	147,994
$202,434

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Unaudited Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,061	$913	$3,192	$2,685
Research and development	1,334	2,579	4,046	6,248
Sales and marketing	2,142	3,077	6,033	8,280
General and administrative	1,859	2,871	5,677	6,751
Amortization of internal use software, included in amortization of intangible assets	84	140	248	343
Total stock-based compensation	$6,480	$9,580	$19,196	$24,307

Cash Dividends

On October 25, 2016, the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on January 6, 2017 to record-holders as of December 14, 2016. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of September 30, 2016, the Company had a dividend payable balance of $3.7 million, which was paid to stockholders in October 2016.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On February 1, 2016, the Company issued 9,885,889 shares of its common stock as part of the consideration to acquire The Mutual Fund Store.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$8,477	$7,147	$24,878	$19,519

Denominator (basic):
Net weighted average common shares outstanding	51,655	61,838	51,586	60,608

Denominator (diluted):
Weighted average common shares outstanding	51,655	61,838	51,586	60,608
Dilutive stock options outstanding	845	547	962	583
Dilutive unvested restricted stock units	393	601	368	453
Dilutive unvested performance stock units	41	15	23	13
Net weighted average common shares outstanding	52,934	63,001	52,939	61,657

Net income per share attributable to holders of common stock:
Basic	$0.16	$0.12	$0.48	$0.32
Diluted	$0.16	$0.11	$0.47	$0.32

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(In thousands)
Stock options outstanding	1,378	4,441	1,473	3,863
Restricted stock units outstanding	—	4	—	94
Total anti-dilutive common equivalent shares	1,378	4,445	1,473	3,957

NOTE 10 — Income Taxes

The Company recorded an income tax provision of $5.7 million and $4.4 million for the three months ended September 30, 2015 and 2016, respectively. The Company’s effective tax rate was 40% and 38% for the three months ended September 30, 2015 and 2016, respectively. The effective tax rate decreased due primarily to changes in state taxes as a result of acquiring The Mutual Fund Store.

The Company recorded an income tax provision of $13.6 million and $14.0 million for the nine months ended September 30, 2015 and 2016, respectively.  The Company’s effective tax rate was 35% and 42% for the nine months ended September 30, 2015 and 2016, respectively. The effective tax rate increased due primarily to non-deductible expenditures incurred in connection with acquiring The Mutual Fund Store during the three months ended March 31, 2016. The lower effective tax rate for the nine months ended September 30, 2015 was due primarily to the recognition of tax benefits upon resolution of income tax uncertainties and changes in state taxes.

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

NOTE 11— Commitments and Contingencies

Commitments

In February 2016, as a result of the acquisition of The Mutual Fund Store, the Company acquired non-cancelable operating leases, including an existing facility in Overland Park, Kansas, which expired in September 2016, as well as a new 33,100 square foot facility in Overland Park, Kansas. There were remaining future minimum payments associated with the new lease of approximately $7.5 million as of February 1, 2016 and it expires in March 2027. This lease also includes a tenant improvement allowance of approximately $1.8 million, which is being directly paid by the landlord. As of the acquisition date of February 1, 2016, the total remaining future minimum payments associated with the acquired non-cancelable operating leases were approximately $17.6 million with expiration dates varying through March 2027. Future minimum payments associated with non-cancelable operating leases related to franchise acquisitions to date were immaterial.

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

NOTE 12 – Subsequent Events

In October 2016, the Company completed the acquisition of the eight remaining franchises for total aggregate cash consideration of approximately $12.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “goal,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our strategy; our plans for future services, enhancements of existing services and our growth; the potential impact of the acquisition of The Mutual Fund Store on our business, financial condition and operating results, including our revenue and expenses; franchise acquisitions and the potential impact thereof, including with respect to the financial impact and accounting treatment related thereto, our ability to have increased oversight and control over the operations of theses advisor center locations, and franchise royalty fees and advisory fees; the anticipated effects of our methodologies on the impact of financial market volatility on our revenue; our expectations around the timing of workplace campaigns; our expenses and revenue; our effective tax rate; our deferred tax assets; cash payments related to tax withholding obligations, including timing and amounts thereof; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; factors which may impact our professional management operating metrics; the utility of these metrics, including our belief that DC AUC and eligible prospective clients are useful indicators of potential DC AUM and clients available for enrollment into our professional management service; the anticipated effect of campaigns, promotions and stock market performance on client cancellations; our ability to retain and attract customers; our regulatory environment; our expectations regarding the amounts, timing and frequency of any payment of dividends; our expectations for increasing headcount and granting equity awards, and the potential financial and accounting impact and timing related thereto; impact of our accounting policies; and non-GAAP financial measures. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our arrangements with clients using professional management services generally provide for fees based on the value of assets we manage and are generally payable quarterly in arrears. The majority of our professional management client fees across both advisory and subadvisory relationships for DC accounts are calculated on a monthly basis, as the product of client fee rates and the value of assets under management (AUM) at or near the end of each month. In general, we expect this monthly methodology to reduce the impact of financial market volatility on this portion of our professional management revenue, although this methodology may result in lower client fees if the financial markets are down when client fees are calculated, even if the market had performed well earlier in the month or the quarter. For IRA and taxable accounts, our client fees are calculated on a quarterly basis at the end of each quarter. In general, we expect this quarterly methodology to potentially result in greater impact of financial market volatility on this portion of our professional management revenue and may result in lower client fees if the financial markets are down when client fees are calculated, even if the market had performed well earlier in the month or the quarter.

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

As of September 30, 2016, we had approximately $124.2 billion of DC AUM and $10.2 billion of IRA and taxable account AUM, associated with 992,000 total clients.

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

As of September 30, 2016, we had approximately $1.04 trillion of DC AUC and 9.4 million eligible prospective clients in DC plans for which the professional management service is available, which includes approximately $440 billion of DC AUC and 4.1 million prospective clients in DC plans at 198 plan sponsors for which Income+ has been made available to prospective clients.

As of September 30, 2016, we had 367 Income+ plan sponsor contracts, including the aforementioned 198 plan sponsors where Income+ has been made available to prospective clients and 169 plan sponsors for which the service has not yet been made available, representing a total of approximately $585 billion of DC AUC and 5.6 million prospective clients.

As of September 30, 2016, approximately 10.2% of DC eligible prospective clients were enrolled as clients and 11.9% of DC AUC was enrolled as DC AUM.

As of September 30, 2016, the approximate aggregate style exposure of the accounts we managed was as follows:

Domestic equity	45%
International equity	26%
Bonds	26%
Cash and uncategorized assets(1)	3%
Total	100%

1)	Uncategorized assets may include CDs, options, warrants and other vehicles not currently categorized.

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

Market movement and other factors affecting AUM include estimated market movement, plan administrative and investment advisory fees, client loans, hardship and other defined contribution account withdrawals, defined contribution account retirement income drawdown payouts and timing differences for the data feeds for clients enrolled in our professional management service throughout the period. We expect that market movement would typically represent the most substantial portion of this line item in any given quarter.

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q4'15	Q1'16	Q2'16	Q3'16
	(In billions)
AUM, beginning of period	$108.0	$113.4	$122.0	$125.3
New assets - new clients(1)	4.3	3.0	4.6	4.4
New assets - existing clients(2)	1.9	1.9	2.0	2.2
New assets - acquisitions(3)	—	9.8	—	—
Asset cancellations -voluntary(4)	(2.4)	(2.0)	(1.8)	(1.9)
Asset cancellations - involuntary(5)	(1.8)	(3.3)	(1.4)	(1.8)
Assets withdrawn - existing clients	—	—	(0.1)	(0.1)
Net new assets	2.0	9.4	3.3	2.8
Market movement and other	3.4	(0.8)	—	6.3
AUM, end of period	$113.4	$122.0	$125.3	$134.4

(1)

For quarters presented prior to Q1’16, these DC assets were measured as of the time of enrollment and effective Q1’16, these assets were measured on or near the end of the quarter. Differences resulting from this definitional change are considered to be immaterial for the periods presented.

(2)	For Q1’16, Q2’16 and Q3’16, we estimate employer and employee DC plan contributions to be $1.9 billion, $1.9 billion and $2.0 billion, respectively.
(3)	The value of the AUM as of March 31, 2016 that resulted from The Mutual Fund Store acquisition on February 1, 2016.
(4)

For quarters presented prior to Q1’16, these assets were measured as of the time of cancellation and effective Q1’16, these assets were measured on or near the beginning of the quarter.  Differences resulting from this definitional change are considered to be immaterial for the periods presented.

(5)

Involuntary client cancellations due to the effective date of a plan sponsor cancellation occurring between October 1, 2016 and October 28, 2016 would cause the total AUM that was reported as of September 30, 2016 to be reduced by 0.4%. For quarters presented prior to Q1’16, these assets were measured as of the time of cancellation and effective Q1’16, these assets were measured on or near the beginning of the quarter.  Differences resulting from this definitional change are considered to be immaterial for the quarters presented.

For the last four quarters, the weekly member files contained annual contribution rates, employer matching and salary levels for a subset of our total members, representing approximately 91-95% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM. Our AUM increases or decreases based on several factors. AUM can increase due to market performance, by the addition of new assets as prospective clients enroll into our professional management service at existing and new sponsors, and by the addition of new assets from existing clients, including from employee and employer contributions into their DC accounts. AUM can decrease due to market performance and by the reduction of assets as a result of clients terminating their relationships, clients rolling their assets out of their accounts, and sponsors canceling the professional management service. Historically, client cancellation rates have typically increased during periods where there has been a significant decline in stock market performance. In addition, client cancellation rates are typically the highest during the six months immediately following the completion of a given promotion, and certain types of promotional techniques may result in higher than average cancellation rates at the end of the promotional period.

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

Platform Revenue

We derive platform revenue from recurring, subscription-based fees for access to our services, including professional management, online advice, education and guidance, and to a lesser extent, from setup fees. Online advice is a non-discretionary, Internet-based investment advisory service, which includes features such as: recommendations among the investment alternatives available in the DC plan; a summary of the current value of the plan account; a forecast of how much the plan account investments might be worth at retirement; whether a change is recommended to the contribution rate, risk and diversification and/or unrestricted employer stock holdings; and a projection of how much the participant may spend at retirement. The service also provides investment advice on IRA and taxable accounts when made available by the plan sponsor and selected by the client. Clients may use the service as frequently as they choose to monitor progress toward their financial goals, receive forecasts and investment recommendations and access educational content at our website. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the DC plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over seven years.

Other Revenue

Other revenue includes fees for non-retirement account servicing, franchise royalty fees, reimbursement for a portion of marketing and client materials from certain subadvisory relationships and reimbursement for providing personal statements to prospective clients from a limited number of plan sponsors. The fees for non-retirement account servicing do not impact client fees paid for professional management, and are disclosed in the applicable Form ADV of the Company’s advisory subsidiaries. Franchise royalty fees are recognized as revenue as the services are performed by the franchisees based on specified percentages of the franchisees’ advisory fees billed to their clients. Franchise royalty fees charged by the franchisees to their clients are primarily based on predetermined percentages of the market value of the AUM and are affected by changes in the AUM. Costs associated with reimbursed printed fulfillment materials are expensed to cost of revenue as incurred.

Costs and Expenses

Employee compensation and related expenses represent our largest expense and include wages expense, cash incentive compensation expense, variable cash compensation expense, commission expense, benefits expenses, employer payroll tax expense and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation and other related expenses including non-cash stock-based compensation to our cost of revenue, research and development, sales and marketing, general and administrative and internal use software, which is included in amortization of intangible assets. We expect our headcount to increase over time, and to be a primary area of growth in our costs and expenses. We anticipate granting equity awards to board members and certain of our employees each year that may result in significant non-cash stock-based compensation expense. We anticipate the largest grant events to typically occur in the first quarter of each year, although significant awards may also be granted at other times. We anticipate providing annual compensation increases to certain of our employees each year, typically in the second quarter, that may result in an increase primarily to wages and cash incentive compensation expenses.

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

Sales and Marketing. Sales and marketing expense includes costs associated with product and consumer marketing, provider and sponsor relationship management, provider and sponsor marketing, direct sales, corporate communications, public relations,  creative services, sales related call center activities, advertising and live seminars, and printing of, and postage for, marketing materials for direct advisory relationships, including amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs. Amounts received for support of marketing and client acquisition efforts are credited ratably to marketing expense. The fees for such support do not impact client fees paid for professional management, and are disclosed in the applicable Form ADV of the company advisory subsidiaries.

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

Franchise Acquisitions in April 2016

In April 2016, we completed the acquisition of seven franchises for a total aggregate cash consideration of $14.4 million.

Franchise Acquisitions in July and August 2016

In July and August 2016, we completed the acquisition of six franchises for a total aggregate cash consideration of $8.1 million.

Franchise Acquisitions in October 2016

In October 2016, we completed the acquisition of the eight remaining franchises for total aggregate cash consideration of approximately $12.8 million.

Critical Accounting Estimates

Except as described below, there have been no changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three months ended September 30, 2016, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Purchase Price Accounting

On February 1, 2016, we completed the acquisition of The Mutual Fund Store for aggregate consideration totaling approximately $513 million, consisting of approximately $246 million in cash and 9,885,889 shares of our common stock, subject to certain closing and post-closing adjustments.  A portion of the acquisition consideration was placed in an escrow fund for up to 14 months following the closing for the satisfaction of certain indemnification claims. In April 2016, we completed the acquisition of seven franchises for a  total aggregate  cash consideration of $14.4 million. In July and August 2016, we completed the acquisition of six franchises for a total aggregate cash consideration of $8.1 million. In October 2016, we completed the acquisition of the eight remaining franchises for total aggregate cash consideration of approximately $12.8 million. For more information on these acquisitions, see Note 3 to the unaudited condensed consolidated financial statements.

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

We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. Intangible assets consist of customer relationships, trademarks and trade names, franchise agreements and favorable/unfavorable operating leases. Factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. There were no impairments or changes in useful lives of acquired intangible assets during the nine months ended September 30, 2016.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended September 30, 2015 and 2016

	Three Months Ended September 30,		Three Months Ended September 30,		Increase (Decrease)
	2015	2016	2015	2016	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	89%	91%	$70,225	$102,641	$32,416	46%
Platform	10	6	7,501	7,035	(466)	(6)
Other	1	3	1,087	2,748	1,661	153
Total revenue	100	100	78,813	112,424	33,611	43
Costs and expenses:
Cost of revenue	42	45	32,950	50,230	17,280	52
Research and development	11	9	8,753	9,599	846	10
Sales and marketing	20	19	15,526	21,743	6,217	40
General and administrative	8	10	6,280	11,189	4,909	78
Amortization of intangible assets, including internal use software	1	3	1,223	4,012	2,789	228
Loss on reacquired franchisee rights	—	4	—	4,092	4,092	n/a
Total costs and expenses	82	90	64,732	100,865	36,133	56
Income from operations	18	10	14,081	11,559	(2,522)	(18)
Interest income, net	—	—	119	149	30	25
Other expense, net	—	—	—	(185)	(185)	n/a
Income before income taxes	18	10	14,200	11,523	(2,677)	(19)
Income tax expense	7	4	5,723	4,376	(1,347)	(24)
Net and comprehensive income	11%	6%	$8,477	$7,147	$(1,330)	(16)%

Revenue

Total revenue increased $33.6 million, or 43%, from $78.8 million for the three months ended September 30, 2015 to $112.4 million for the three months ended September 30, 2016. This increase was due primarily to growth in professional management revenue and other revenue of $32.4 million and $1.7 million, respectively, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, offset by a decrease of $0.5 million in platform revenue. Revenue due to the acquisitions was $29.2 million for the three months ended September 30, 2016. Professional management revenue and platform revenue comprised 91% and 6%, respectively, of total revenue for the three months ended September 30, 2016, and 89% and 10%, respectively, of total revenue for the three months ended September 30, 2015.

As we repurchase franchises, we would expect franchise royalty fees categorized in other revenue to decrease and professional management revenue to increase, as we will be entitled to receive all of the advisory fees rather than a royalty percentage. We estimate the incremental annual revenue run rate related to the remaining franchises as of September 30, 2016 to be approximately $4.6 million based on AUM as of September 30, 2016. Approximately $2 million of revenue for the three months ended September 30, 2016 was associated with repurchased franchises, representing the incremental revenue associated with receiving all of the advisory fees rather than a royalty percentage as a result of franchise acquisitions.

Professional Management Revenue

Professional management revenue increased $32.4 million, or 46%, from $70.2 million for the three months ended September 30, 2015 to $102.6 million for the three months ended September 30, 2016. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $110.4 billion for the three months ended September 30, 2015 to approximately $131.1 billion for the three months ended September 30, 2016, as well as an increase in average basis points over the prior period as result of client agreements associated with acquired assets. This increase in average AUM was driven by new assets from new and existing clients, new AUM of $10.1 billion as measured on September 30, 2016 acquired through The Mutual Fund Store acquisition, and market performance, partially offset by cancellations. Approximately $27.2 million of professional management revenue for the three months ended September 30, 2016 was associated with acquisitions.

Platform Revenue

Platform revenue decreased $0.5 million, or 6%, from $7.5 million for the three months ended September 30, 2015 to $7.0 million for the three months ended September 30, 2016. This decrease was due primarily to a small number of sponsor terminations, as well as platform fee reductions resulting from a small number of sponsors converting to a subadvisory plan provider or adding new services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue increased $1.7 million, or 153%, from $1.1 million for the three months ended September 30, 2015 to $2.7 million for the three months ended September 30, 2016. This increase was due primarily to the addition of account servicing fee revenue and franchise royalty of $1.8 million as a result of acquisition activity.

As we have acquired all remaining franchises, we no longer expect to have franchise royalty revenue subsequent to October 1, 2016. We are expecting a pending change to a contract, which under the new arrangement would likely reduce other revenue while also decreasing operating expenses effective January 1, 2017.

Costs and Expenses

Costs and expenses increased $36.1 million, or 56%, from $64.7 million for the three months ended September 30, 2015 to $100.9 million for the three months ended September 30, 2016. Cost of revenue increased $17.3 million, research and development expense increased $0.8 million, sales and marketing expense increased $6.2 million, general and administrative expense increased $4.9 million, amortization of intangible assets increased $2.8 million and we incurred a $4.1 million loss on reacquired franchisee rights for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Expenses increased during the three months ended September 30, 2016 due primarily to increased personnel and operations related to the acquisitions.

Across all functional areas, employee-related expenses such as wages and cash incentive compensation expense increased primarily as a result of acquisition activity, which included the addition of approximately 330 new employees as of February 1, 2016. Non-cash stock-based compensation also increased across all functional areas due primarily to awards granted to employees acquired in February 2016, as well as to awards granted to certain executives in May 2016.

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

We currently anticipate issuing equity awards with an aggregate estimated expense value of approximately $2.4 million, based on the fair market value of our common stock as of September 30, 2016, and $12.7 million, net of estimated forfeitures, to certain of our existing non-executive employees in the fourth quarter of 2016 and first quarter of 2017, respectively. We expect to account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

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

Cost of Revenue

Cost of revenue increased $17.3 million, or 52%, from $33.0 million for the three months ended September 30, 2015 to $50.2 million for the three months ended September 30, 2016. There was a $5.2 million increase in employee-related expenses, including wages, a $1.0 million increase in cash incentive compensation expense and a $0.9 million increase non-cash stock-based compensation for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due primarily to the majority of acquired employees categorized to cost of revenue as they are advisors and other employees associated with advisor center servicing activities. Variable cash compensation expense related to ongoing asset servicing activities by advisor center advisors resulted in an increase of $3.3 million.  Facilities–related overhead expenses, including rent and depreciation, increased by $3.5 million, due primarily to increased allocation based on headcount, as well as increased facilities expenses related to the acquired advisor centers. In addition, there was a $3.2 million increase in data connectivity fees due primarily to revisions to a provider relationship which was signed in the third quarter of 2015, as well as an increase in professional management revenue.  These revisions included a credit of $1.3 million to data connectivity fee expense during the three months ended September 30, 2015. Non-capitalized equipment-related expenses increased $0.7 million and a variety of other expenses increased $0.4 million in total. These increases were partially offset by a $0.9 million decrease in printed member and subadvisory marketing materials costs as we move more towards electronic delivery. As a percentage of revenue, cost of revenue increased from 42% for the three months ended September 30, 2015 to 45% for the three months ended September 30, 2016. The increase as a percentage of revenue was due primarily to variable cash compensation expense for advisors, facilities-related overhead expenses and other employee-related expenses, including wages, increasing at a faster rate than revenue, partially offset by data connectivity fees and printed member materials increasing at a slower rate than revenue.

We expect our cost of revenue as a percent of revenue to be approximately 44% for the year ended December 31, 2016, which we expect will include costs related to advisor centers personnel and operations after the repurchase of franchises.

Research and Development

Research and development expense increased $0.8 million, or 10%, from $8.8 million for the three months ended September 30, 2015 to $9.6 million for the three months ended September 30, 2016. There was a $0.8 million increase in employee-related expense, including wages, and a $0.5 million increase in cash incentive compensation due primarily to annual compensation increases and headcount growth, as well as a $0.5 million increase in non-cash stock-based compensation expense for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. These increases were partially offset by a $0.5 million decrease in consulting expense, a $0.4 million increase in the amount of internal use software capitalized, due primarily to increased labor rates and the number of hours dedicated to internal use software projects, and a $0.1 million decrease in other expenses. As a percentage of revenue, research and development expense decreased from 11% for the three months ended September 30, 2015 to 9% for the three months ended September 30, 2016. The decrease as a percentage of revenue was due primarily to employee-related expense, including wages, growing at a slower rate than revenue as well as a decrease in consulting expenses.

Sales and Marketing

Sales and marketing expense increased $6.2 million, or 40%, from $15.5 million for the three months ended September 30, 2015 to $21.7 million for the three months ended September 30, 2016. There was a $2.5 million increase in marketing programs expense, due primarily to radio and digital advertising, partially offset by amounts received for support of marketing and client acquisition efforts for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  There was a $0.9 million increase in employee-related expenses, including wages, and a $0.9 million increase in cash incentive compensation expense due primarily to the addition of employees as the result of acquisition activity and annual compensation increases, as well as a $0.5 million increase non-cash stock-based compensation. Consulting expenses increased $1.4 million due primarily to outside marketing services related mainly to branding integration. Facilities–related overhead expenses, including rent and depreciation, increased by $0.4 million and travel expenses increased by $0.3 million as a result of increased headcount. These increases were partially offset by a $0.7 million decrease in printed marketing materials expense as more printed marketing materials were expensed as incurred during the three months ended September 30, 2015 as they did not qualify for capitalization per the accounting definition of direct response advertising.. As a percentage of revenue, sales and marketing expense decreased from 20% for the three months ended September 30, 2015 to 19% for the three months ended September 30, 2016. The decrease as a percentage of revenue was due primarily to employee-related expense, including wages, growing at a slower rate than revenue and a decrease in printed marketing materials expense, partially offset by marketing programs due primarily to radio and digital advertising growing at a faster rate than revenue.

General and Administrative

General and administrative expense increased $4.9 million, or 78%, from $6.3 million for the three months ended September 30, 2015 to $11.2 million for the three months ended September 30, 2016. There was a $0.9 million increase in employee-related expenses, including wages, and a $1.0 million increase in cash incentive compensation expense due primarily to the addition of employees as the result of acquisition activity and annual compensation increases, as well as a $1.0 million increase in non-cash stock-based compensation expense for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. There was also a $1.8 million increase in consulting and professional services expenses due primarily to acquisition-related integration activities. In addition, there was a $0.3 million increase in travel and entertainment expenses, and an increase of $0.2 million in other expenses. These increases were partially offset by a $0.3 million decrease in facilities–related overhead expenses, including rent and depreciation. As a percentage of revenue, general and administrative expense increased from 8% for the three months ended September 30, 2015 to 10% for the three months ended September 30, 2016. The increase as a percentage of revenue was due primarily to consulting and professional services expenses, and cash incentive compensation expense increasing at a faster rate than revenue.

Amortization of Intangible Assets

Amortization of intangible assets increased $2.8 million, or 228%, from $1.2 million for the three months ended September 30, 2015 to $4.0 million for the three months ended September 30, 2016, due primarily to the addition of amortization of customer relationships, trademarks and trade names associated with acquisition activity.

Loss on Reacquired Franchisee Rights

In the case of two franchises acquisitions, we assessed the fair value of these reacquired rights to be less than the purchase price based on market values of other recently reacquired franchisee rights. This resulted in an unfavorable reacquisition of these franchisee rights, resulting in a $4.1 million loss for these transactions for the three months ended September 30, 2016.

Income Taxes

Income tax expense decreased from $5.7 million for the three months ended September 30, 2015 to $4.4 million for the three months ended September 30, 2016. Our effective tax rate decreased from 40% for the three months ended September 30, 2015 to 38% for the three months ended September 30, 2016. The effective tax rate decreased due primarily to changes in state taxes as a result of acquiring the Mutual Fund Store. We would expect to see an effective tax rate of approximately 38-40%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items such as disqualifying stock dispositions in future periods.

As of September 30, 2016, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.

Comparison of Nine months ended September 30, 2015 and 2016

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase (Decrease)
	2015	2016	2015	2016	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	89%	91%	$206,501	$281,518	$75,017	36%
Platform	10	7	23,126	21,306	(1,820)	(8)
Other	1	2	2,371	7,891	5,520	233
Total revenue	100	100	231,998	310,715	78,717	34
Costs and expenses:
Cost of revenue	42	44	97,532	136,101	38,569	40
Research and development	11	9	26,537	27,833	1,296	5
Sales and marketing	20	20	46,248	61,892	15,644	34
General and administrative	9	11	19,720	35,598	15,878	81
Amortization of intangible assets, including internal use software	1	4	3,680	11,137	7,457	203
Loss on reacquired franchisee rights	—	1	—	4,092	4,092	n/a
Total costs and expenses	83	89	193,717	276,653	82,936	43
Income from operations	17	11	38,281	34,062	(4,219)	(11)
Interest income, net	—	—	263	133	(130)	(49)
Other expense, net	—	—	(17)	(645)	(628)	3694
Income before income taxes	17	11	38,527	33,550	(4,977)	(13)
Income tax expense	6	5	13,649	14,031	382	3
Net and comprehensive income	11%	6%	$24,878	$19,519	$(5,359)	(22)%

Revenue

Total revenue increased $78.7 million, or 34%, from $232.0 million for the nine months ended September 30, 2015 to $310.7 million for the nine months ended September 30, 2016. This increase was due primarily to growth in professional management revenue and other revenue of $75.0 million and $5.5 million, respectively, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, offset by a decrease of $1.8 million in platform revenue. Revenue due to the acquisitions was $73.7 million for the nine months ended September 30, 2016. Professional management revenue and platform revenue comprised 91% and 7%, respectively, of total revenue for the nine months ended September 30, 2016, and 89% and 10%, respectively, of total revenue for the nine months ended September 30, 2015.

Approximately $3 million of revenue for the nine months ended September 30, 2016 was associated with repurchased franchises, representing the incremental revenue associated with receiving all of the advisory fees rather than a royalty percentage as a result of franchise acquisitions.

Professional Management Revenue

Professional management revenue increased $75.0 million, or 36%, from $206.5 million for the nine months ended September 30, 2015 to $281.5 million for the nine months ended September 30, 2016. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $109.9 billion for the nine months ended September 30, 2015 to approximately $123.6 billion for the nine months ended September 30, 2016, as well as an increase in average basis points over the prior period as a result of client agreements associated with acquired assets. This increase in average AUM was driven by new assets from new and existing clients, new AUM of $10.1 billion as measured on September 30, 2016 acquired through The Mutual Fund Store acquisition and market performance, partially offset by cancellations. Approximately $67.9 million of professional management revenue for the nine months ended September 30, 2016 was associated with acquisitions.

Platform Revenue

Platform revenue decreased $1.8 million, or 8%, from $23.1 million for the nine months ended September 30, 2015 to $21.3 million for the nine months ended September 30, 2016. This decrease was due primarily to a small number of sponsor terminations, as well as platform fee reductions resulting from a small number of sponsors converting to a subadvisory plan provider. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue increased $5.5 million, or 233%, from $2.4 million for the nine months ended September 30, 2015 to $7.9 million for the nine months ended September 30, 2016. This increase was due primarily to the addition of account servicing fee revenue and franchise royalty of $5.5 million as a result of acquisition activity.

As we have acquired all remaining franchises, we no longer expect to have franchise royalty revenue subsequent to October 1, 2016.

Costs and Expenses

Costs and expenses increased $82.9 million, or 43%, from $193.7 million for the nine months ended September 30, 2015 to $276.7 million for the nine months ended September 30, 2016. Cost of revenue increased $38.6 million, research and development expense increased $1.3 million, sales and marketing expense increased $15.6 million, general and administrative expense increased $15.9 million, amortization of intangible assets increased $7.5 million and we incurred a $4.1 million loss on reacquired franchisee rights for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Expenses increased during the nine months ended September 30, 2016 due primarily to increased personnel and operations related to the acquisitions.

Across all functional areas, employee-related expenses such as wages, cash incentive compensation expense and non-cash stock-based compensation expense increased primarily as a result of acquisition activity, which included the addition of approximately 330 new employees as of February 1, 2016.

Cost of Revenue

Cost of revenue increased $38.6 million, or 40%, from $97.5 million for the nine months ended September 30, 2015 to $136.1 million for the nine months ended September 30, 2016. There was a $12.7 million increase in employee-related expenses, including wages, a $2.1 million increase in cash incentive compensation expense and a $2.0 million increase non-cash stock-based compensation for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due primarily to the majority of acquired employees categorized to cost of revenue as they are advisors and other employees associated with advisor center servicing activities. Variable cash compensation expense related to ongoing asset servicing activities by advisor center advisors resulted in an increase of $8.3 million.  Facilities–related overhead expenses, including rent and depreciation, also increased by $8.9 million, due primarily to increased allocation based on headcount as well as increased facilities expenses related to the acquired advisor centers. In addition, there was a $2.9 million increase in data connectivity fees due primarily to revisions to a provider relationship, which was signed in the third quarter of 2015, as well as an increase in professional management revenue. Non-capitalized equipment-related expenses increased $1.5 million, business operations expenses increased $0.5 million, consulting expenses increased $0.3 million, hosting and production services increased $0.3 million and a variety of other expenses increased $0.6 million in total. These increases were partially offset by a $1.5 million decrease in printed member and subadvisory marketing materials costs as we move more towards electronic delivery. As a percentage of revenue, cost of revenue increased from 42% for the nine months ended September 30, 2015 to 44% for the nine months ended September 30, 2016. The increase as a percentage of revenue was due primarily to variable cash compensation expense for advisors, facilities-related overhead expenses and other employee-related expenses, including wages, increasing at a faster rate than revenue, partially offset by data connectivity fees increasing at a slower rate than revenue.

Research and Development

Research and development expense increased $1.3 million, or 5%, from $26.5 million for the nine months ended September 30, 2015 to $27.8 million for the nine months ended September 30, 2016. There was a $2.8 million increase in employee-related expense, including wages, and a $1.0 million increase in cash incentive compensation expense, due primarily to annual compensation increases and headcount growth, as well as a $0.5 million increase in non-cash stock-based compensation expense for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Facilities–related overhead expenses, including rent and depreciation, increased by $0.3 million. These increases were partially offset by a $2.0 million increase in the amount of internal use software capitalized, due primarily to increased labor rates and the number of hours dedicated to internal use software projects, and a $1.3 million decrease in consulting expense. As a percentage of revenue, research and development expense decreased from 11% for the nine months ended September 30, 2015 to 9% for the nine months ended September 30, 2016. The decrease as a percentage of revenue was due primarily to employee-related expense, including wages, growing at a slower rate than revenue, as well as a decrease in consulting expenses.

Sales and Marketing

Sales and marketing expense increased $15.6 million, or 34%, from $46.2 million for the nine months ended September 30, 2015 to $61.9 million for the nine months ended September 30, 2016. There was a $6.5 million increase in marketing programs expense, due primarily to radio and digital advertising, partially offset by amounts received for support of marketing and client acquisition efforts for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  There was a $2.3 million increase in employee-related expense, including wages, a $1.8 million increase in cash incentive compensation expense, due primarily to the addition of employees as the result of acquisition activity and annual compensation increases, as well as a $1.2 million increase in non-cash stock-based compensation expense. Travel and entertainment expenses increased $1.6 million due primarily to an annual national advisors conference. Consulting expenses increased $2.7 million, due primarily to outside marketing services related mainly to brand and pricing evaluations. Facilities–related overhead expenses, including rent and depreciation, increased by $0.7 million. These increases were partially offset by a $0.9 million decrease in printed marketing materials expense as more printed marketing materials were expensed as incurred during the nine months ended September 30, 2015 as they did not qualify for capitalization per the accounting definition of direct response advertising, as well as a $0.3 million decrease in other expenses.  As a percentage of revenue, sales and marketing expense remained constant at 20% for the nine months ended September 30, 2015 and 2016.

General and Administrative

General and administrative expense increased $15.9 million, or 81%, from $19.7 million for the nine months ended September 30, 2015 to $35.6 million for the nine months ended September 30, 2016. There was a $8.7 million increase in consulting and professional services expenses, due primarily to fees related to the acquisition of The Mutual Fund Store for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 when there was no acquisition activity. In addition, there was a $3.2 million increase in employee-related expenses, including wages, and a $1.9 million increase in cash incentive compensation expense, due primarily to the addition of employees as the result of acquisition activity, as well as annual compensation increases.  There was also a $1.0 million increase in non-cash stock-based compensation expense, due primarily to increases in headcount as a result of acquisition activity. In addition, there was a $0.7 million increase in travel and entertainment expenses, a $0.4 million increase in other equipment related expenses and a $0.4 million increase in operating and other expenses. These increases were partially offset by a $0.4 million decrease in facilities–related overhead expenses, including rent and depreciation. As a percentage of revenue, general and administrative expense increased from 9% for the nine months ended September 30, 2015 to 11% for the nine months ended September 30, 2016. The increase as a percentage of revenue was due primarily to consulting and professional services expense increasing at a faster rate than revenue as the result of acquisition activity.

Amortization of Intangible Assets

Amortization of intangible assets increased $7.5 million, or 203%, from $3.7 million for the nine months ended September 30, 2015 to $11.1 million for the nine months ended September 30, 2016, due primarily to the addition of amortization of customer relationships, trademarks and trade names associated with acquisition activity.

Loss on Reacquired Franchisee Rights

In the case of two franchises acquisitions, we assessed the fair value of these reacquired rights to be less than the purchase price based on market values of other recently reacquired franchisee rights. This resulted in an unfavorable reacquisition of these franchisee rights, resulting in a $4.1 million loss for these transactions for the nine months ended September 30, 2016.

Income Taxes

Income tax expense increased from $13.6 million for the nine months ended September 30, 2015 to $14.0 million for the nine months ended September 30, 2016. Our effective tax rate increased from 35% for the nine months ended September 30, 2015 to 42% for the nine months ended September 30, 2016. The effective tax rate increased due primarily to non-deductible expenditures incurred in connection with acquiring The Mutual Fund Store during the three months ended March 31, 2016.  The lower effective tax rate for the nine months ended September 30, 2015 was due primarily to the recognition of tax benefits upon resolution of income tax uncertainties and changes in state taxes.

Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA represents net income before net interest expense (income), income tax expense (benefit), depreciation, amortization of intangible assets, including internal use software, amortization and impairment of direct response advertising, amortization of deferred sales commissions, non-cash stock-based compensation expense, expenses related to the closing and integration of acquisitions and losses incurred on acquisitions, if applicable for the period. Adjusted net income represents net income before non-cash stock-based compensation expense, amortization of intangible assets related to assets acquired, including customer relationships, trade names and trademarks, expenses related to the closing and integration of acquisitions, losses incurred on acquisitions and certain other items such as the income tax benefit from the release of valuation allowances, if applicable for the period, partially offset by the related tax impact of these items. Adjusted earnings per share is defined as adjusted net income divided by the weighted average of dilutive common share equivalents outstanding.

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

We present adjusted EBITDA, adjusted net income and adjusted earnings per share as supplemental performance measures because we believe that these measures provide our Board of Directors, management and investors with additional information and greater transparency with respect to our performance and decision-making. We feel these performance measures provide investors and others with a better understanding and ability to evaluate our operating results and future prospects and provides the same performance measurement information as utilized by management. Adjusted EBITDA reflects the elements of profitability that can be most directly impacted by employees and our management believes that tracking this metric motivates executives to focus on profitable growth. Management believes it is useful to exclude non-cash stock-based compensation expense from our non-GAAP metrics because this expense is based upon the historical value of each award at the time of grant, which may not be reflective of the current compensation value, and the ongoing expense is outside of the control of management in the current reporting period. Adjusted EBITDA also excludes non-cash items such as depreciation and various types of amortization, as well as income taxes, which are largely non-cash at this point in time. We exclude expenses related to the closing and integration of acquisitions for comparability purposes as these are short-term in nature. Management believes it is useful to exclude these items as they do not necessarily reflect how our business is performing during the period reported.  Adjusted net income and adjusted earnings per share exclude non-cash stock-based compensation expense, expenses related to the closing and integration of acquisitions, as well as losses incurred on acquisitions, for comparability purposes as these are short-term in nature, and amortization of intangible assets related to acquired assets including customer relationships, trade names and trademarks for comparability purposes. Adjusted EBITDA, adjusted net income and adjusted earnings per share are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income, operating income, earnings per share or any other performance measures derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

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

The table below sets forth a reconciliation of net income to non-GAAP adjusted EBITDA based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP adjusted EBITDA	2015	2016	2015	2016
	(In thousands, unaudited)
GAAP net income	$8,477	$7,147	$24,878	$19,519
Interest income, net	(119)	(149)	(263)	(133)
Income tax expense	5,723	4,376	13,649	14,031
Depreciation and amortization	1,539	2,363	4,484	6,670
Amortization of intangible assets (excluding internal use software)	—	2,710	—	7,301
Amortization of internal use software	1,139	1,187	3,433	3,518
Amortization and impairment of direct response advertising	1,406	1,122	4,132	3,547
Amortization of deferred sales commissions	453	413	1,217	1,244
Stock-based compensation	6,480	9,580	19,196	24,307
Acquisition-related expenses(1)	—	3,484	—	13,958
Loss on reacquired franchisee rights	—	4,092	—	4,092
Non-GAAP adjusted EBITDA	$25,098	$36,325	$70,726	$98,054

(1)	We expect to incur acquisition-related expenses throughout 2016 and in the first quarter of 2017.

The table below sets forth a reconciliation of net income to non-GAAP adjusted net income based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP adjusted net income	2015	2016	2015	2016
	(In thousands, unaudited)
GAAP net income	$8,477	$7,147	$24,878	$19,519
Stock-based compensation	6,480	9,580	19,196	24,307
Amortization of intangible assets (excluding internal use software)	—	2,710	—	7,301
Acquisition-related expenses	—	3,484	—	13,958
Loss on reacquired franchisee rights	—	4,092	—	4,092
Income tax expense from non-deductible transaction expenses(1)	—	—	—	1,162
Tax-effect of adjustments(2)	(2,475)	(7,588)	(7,333)	(18,969)
Non-GAAP adjusted net income	$12,482	$19,425	$36,741	$51,370

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

The table below sets forth a reconciliation of diluted earnings per share to non-GAAP adjusted earnings per share based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP adjusted earnings per share	2015	2016	2015	2016
	(In thousands, except per share data, unaudited)
GAAP diluted earnings per share	$0.16	$0.11	$0.47	$0.32
Stock-based compensation	0.12	0.15	0.36	0.39
Amortization of intangible assets (excluding internal use software)	—	0.04	—	0.12
Acquisition-related expenses	—	0.06	—	0.22
Loss on reacquired franchisee rights	—	0.07	—	0.07
Income tax expense from non-deductible transaction expenses(1)	—	—	—	0.02
Tax-effect of adjustments(2)	(0.04)	(0.12)	(0.14)	(0.31)
Non-GAAP adjusted earnings per share	$0.24	$0.31	$0.69	$0.83

Shares of common stock outstanding	51,655	61,838	51,586	60,608
Dilutive stock options, RSUs and PSUs	1,279	1,163	1,353	1,049
Non-GAAP adjusted common shares outstanding	52,934	63,001	52,939	61,657

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparisons of the three months ended September 30, 2015 and 2016 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We are currently estimating the remaining integration-related expenses in the fourth quarter of 2016 to be approximately $5 million, and in the first quarter of 2017 to be $5 million, excluding non-cash stock-based compensation expense, with an additional $14 million incurred in the nine months ended September 30, 2016.   These expenses will be added back to net income in the calculation of non-GAAP adjusted EBITDA and will be added back to net income in the calculation of non-GAAP adjusted net income.  The related tax effect adjustment will be calculated using an estimated statutory tax rate of 38.2%.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2016, we had total cash and cash equivalents of $118.8 million, compared to $345.2 million of cash, cash equivalents and short-term investments as of December 31, 2015. Since February 1, 2016, we have used approximately $262.4 million of cash related to acquisitions. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash and cash equivalents and cash generated from ongoing operations. We plan to use existing cash and cash generated in the ongoing operations of our business to fund our current operations and capital expenditures, as well as possible future acquisitions or other strategic activity, including the repurchase of remaining franchises in October 2016.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2015	2016
	(In thousands)
Net cash provided by operating activities	$51,380	$49,314
Net cash used in investing activities	(32,180)	(233,274)
Net cash used in financing activities	(23,237)	(2,450)
Net decrease in cash and cash equivalents	$(4,037)	$(186,410)
Cash and cash equivalents, end of period	$122,527	$118,806

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 of $49.3 million was the result of net income of $19.5 million and adjustments for non-cash expenses of $42.1 million, primarily related to non-cash stock-based compensation expense, amortization of intangible assets, deferred tax assets, depreciation, and amortization and impairment of direct response advertising, as well as the excess tax benefit associated with non-cash stock-based compensation. In addition, there was a decrease in cash related to changes in operating assets and liabilities of $12.3 million. This decrease in cash related to operating assets and liabilities was due primarily to an increase in accounts receivable, prepaid expenses and other assets due primarily to acquisition activity and a decrease in accrued compensation as a result of the 2015 cash incentive program payments, partially offset by an increase in accounts payable, deferred revenue and deferred rent due primarily to acquisition activity.

We expect to incur cash payments totaling approximately $4 million in the first quarter of 2017 associated with a change to our paid time off program for exempt employees as of December 31, 2016.

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

Investing Activities

Net cash used in investing activities was $233.3 million for the nine months ended September 30, 2016 compared to $32.2 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, cash paid for acquisitions, net of cash received, was $262.4 million. The purchase of property and equipment increased $1.4 million, as we spent $5.5 million related to capital expenditures during the nine months ended September 30, 2016 which included capital equipment purchases related to the build out of the new Overland Park, Kansas facility, compared to $4.1 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the amount of internal use software costs we capitalized increased to $5.3 million compared to $3.6 million for the nine months ended September 30, 2015.  Cash provided by the sale of short-term investments was $39.9 million for the nine months ended September 30, 2016.

On February 1, 2016, we completed the acquisition of The Mutual Fund Store for approximately $241.0 million in cash consideration, net of $5.0 million cash acquired, and approximately $267 million in common stock consideration, subject to certain closing and post-closing adjustments.

In April 2016, we completed the acquisition of seven franchises for approximately $13.6 million in cash consideration, net of $0.8 million in holdbacks. In July and August 2016, we completed the acquisition of six franchises for approximately $7.8 million in cash consideration, net of $0.3 million in holdbacks. In October 2016, we completed the acquisition of the remaining eight franchises for approximately $12.8 million in cash consideration, subject to certain closing and post-closing adjustments.

Financing Activities

Net cash used in financing activities was $2.5 million for the nine months ended September 30, 2016 compared to $23.2 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, we received $3.4 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $8.3 million during the nine months ended September 30, 2015. Excess tax benefit associated with stock-based compensation were $9.6 million for the nine months ended September 30, 2016 compared to $17.9 million for the nine months ended September 30, 2015 due to a decrease in the amount of stock-based compensation offsetting cash income taxes. During the nine months ended September 30, 2016, we also paid $1.8 million for primarily previously withheld consideration for franchises acquired by The Mutual Fund Store prior to February 1, 2016.

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50.0 million of our common stock over the subsequent twelve months. We used $38.5 million of cash to repurchase our common stock in the nine months ended September 30, 2015. The stock purchase program expired on November 4, 2015.  The stock repurchase program was funded by available working capital.

For the nine months ended September 30, 2016, we incurred cash dividend payments totaling $12.9 million compared to cash dividend payments totaling $10.4 million for the nine months ended September 30, 2015. In October 2016, we incurred a subsequent payment of $3.7 million relating to dividends payable as of September 30, 2016, and we do not expect any additional dividend payments through December 31, 2016. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting dates.  For the nine months ended September 30, 2016, we incurred $0.7 million of cash payments related to minimum tax withholding obligations compared to $0.6 million for the nine months ended September 30, 2015.  Based on the fair value of our common stock as of September 30, 2016 of $29.71 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $2.5 million for the period October 1, 2016 to December 31, 2016. We anticipate these cash payments to occur throughout each year with the largest amounts typically occurring in the first and fourth quarters, and with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the nine months ended September 30, 2016, 91% of our revenue was derived from fees based on the market value of AUM compared to 89% for the year ended December 31, 2015. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

For DC professional management revenue, fees are calculated at or near the end of each month. We expect this monthly methodology potentially reduces the impact of financial market volatility on this portion of our professional management revenue. For IRA and taxable professional management revenue, fees are calculated at the end of each quarter. We expect this quarterly methodology potentially results in greater impact of financial market volatility on this portion of our professional management revenue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended September 30, 2016, we issued 55,879 shares of unregistered common stock for an aggregate purchase price of $0.4 million upon the exercise of previously granted options, which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

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

Date: November 3, 2016

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