Form 10-K
period 2016-12-31
Financial Engines, Inc.
filed 2017-02-27
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $677,741,000 based upon the closing price of $25.87 of such common stock on The NASDAQ Global Select Market on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2016 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2017, there were 62,222,714 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 23, 2017, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2016 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

This Report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “goal,” “intend,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; our expectations that compliance costs and liability risks for investment advisers will increase; the capabilities, benefits and effectiveness of our services; our strategy; our intention to sell our services to additional plan sponsors; our plans for future services, enhancements of existing services and our growth;  the integration of the acquisition of The Mutual Fund Store on our business, financial condition and operating results, including our revenue and expenses; our expectations that we will continue to earn on a consolidated basis, a significant portion of our revenue through our subadvisory relationships; our research program, including our belief that it can help form the basis of extensions to our investment methodology and can expand opportunities to manage assets for participants; our competitive position; our expectations regarding our expenses and revenue; our effective tax rate, our deferred tax assets, our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; estimated cash incentive compensation payments, including the amounts and timing thereof, expectations regarding cash payments for tax withholding, including the amounts and timing thereof, contractual obligations, our exposure to market risk, including our expectations regarding the percentage of revenue derived from fees based on the market value of AUM increasing over time and the impact our fee calculation methodologies, our ability to retain and attract customers; our regulatory environment; our ability to recruit and retain professionals; volatility of our stock price; our expectations regarding the amounts, timing and frequency of any payment of dividends; our expectations for granting equity awards, and the potential financial and accounting impact related thereto; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our legal proceedings; intellectual property; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Financial Engines, Inc. was incorporated on May 13, 1996 under the laws of the state of California and is headquartered in Sunnyvale, California. In February 2010, Financial Engines, Inc. was reincorporated in the state of Delaware. Our investment advisory and management services are provided through our subsidiary, Financial Engines Advisors L.L.C., a federally registered investment adviser. In February 2016, we completed the acquisition of Kansas City 727 Acquisition LLC, a Delaware limited liability corporation, as well as its subsidiaries and certain affiliates (collectively, “The Mutual Fund Store”). The Mutual Fund Store operated as a federally registered investment advisor. References in this Report to “Financial Engines,” “our company” “we,” “us” and “our” refer to Financial Engines, Inc. and its consolidated subsidiaries during the periods presented unless the context requires otherwise.  Item 1 describes the Financial Engines business as of December 31, 2016, unless noted otherwise.

FINANCIAL ENGINES®, INVESTOR CENTRAL®, RETIREMENT HELP FOR LIFE®, the Financial Engines logo and a sun and cloud design mark are all trademarks or service marks owned by Financial Engines, Inc., registered in the United States or other countries. The marks “Income+,” “Investing Sense,” “Retirement Paycheck,” and “Financial Engines Investment Advisor” are also trademarks owned by Financial Engines, Inc. All other trademarks, service marks and trade names appearing in this filing are the property of their respective owners.

Our Company

We are a leading provider of independent, technology-enabled financial advisory services, discretionary portfolio management, personalized investment advice, financial and retirement income planning, and financial education and guidance.  We help individuals, either online or with an advisor, develop a strategy to reach investing and retirement goals by offering a comprehensive set of services, including holistic, personalized plans for saving and investing, assessments of retirement income, and the option to meet face-to-face with a financial advisor at one of more than 130 advisor centers nationwide.  Our advice and planning services cover employer-sponsored defined contribution (DC) accounts (401(k), 457, and 403(b) plans), IRA accounts, and taxable accounts.

We use our proprietary advice technology platform to provide our services to millions of DC plan participants in the workplace and individuals outside of the workplace on a cost-efficient basis. We believe that our services have significantly increased the accessibility to plan participants of low-cost, high-quality, independent, personalized portfolio management services, investment advice and retirement income planning.

To expand our independent advisory services, on February 1, 2016, we acquired The Mutual Fund Store for approximately $246 million in cash consideration and approximately $267 million in common stock consideration, representing 9,885,889 shares.  This acquisition expanded our independent advisory services to DC participants and allowed us to offer comprehensive financial planning with the option to meet face-to-face with a dedicated financial advisor at one of our advisor centers.

Our business model is based primarily on providing advisory services to DC plan participants in the workplace.  We also provide advisory services directly to individual clients outside of the workplace. Clients are defined as individuals who utilize our services, including Professional Management, Personal Advisor, Online Advice, education or guidance. We work with three key constituencies: individual investors, plan sponsors (employers offering DC plans to their employees) and plan providers (companies providing administrative services to plan sponsors). We provide the following benefits for each of these constituencies:

Individual Clients: For individuals, we provide discretionary portfolio management, personalized investment advice, financial and retirement income planning, financial education and guidance that is free of product conflict. We maintain two types of relationships with individuals.

•	DC plan participants in the workplace: DC plan participants are employees of companies offering DC plans.
•	Individuals outside the workplace: Individuals can access our services by meeting with an advisor at one of our more than 130 locations.

Plan Sponsors:    For DC plan sponsors, our services are designed to improve employee satisfaction and reduce fiduciary and business risk by evaluating, disclosing and addressing investment and savings decisions by plan participants both before and after retirement.

Plan Providers:    For DC plan providers, our services can represent a cost-effective method of providing personalized, independent investment advice that can be an attractive and increasingly necessary service for the largest plan sponsors. Providing these services helps plan providers compete more effectively in the large plan market. We deliver our services to plan sponsors and plan participants primarily through connections to nine DC plan providers. We target large plan sponsors across a wide range of industries. For individual clients whom we service directly, we deliver services through individual client agreements entered into with our network of investment advisors. As of December 31, 2016, our services were available to 708 plan sponsors representing approximately 9.4 million participants and approximately $1.05 trillion of assets in DC plans for which we have made our discretionary portfolio service available to eligible prospective clients in the workplace, which we refer to as DC Assets Under Contract, or DC AUC. Our DC AUC does not include assets in plans for which we have signed contracts but have not yet made our discretionary portfolio service available. We do not derive revenue based on DC AUC but believe that DC AUC can be a useful indicator of the additional plan assets available for enrollment efforts that, if successful, would result in these assets becoming AUM.

As of December 31, 2016, individual clients enrolled in our discretionary portfolio management services, were over 1,012,000 and we had approximately $138.0 billion in assets under management, or AUM.  AUM is defined as the amount of assets that we manage as part of our discretionary portfolio management services, which includes the services we market as Professional Management and Personal Advisor, and includes assets managed through franchises in 2016.  Our business model is characterized by generating revenue through three primary sources: professional management, platform and other revenue, as discussed below in “Revenue”.

Market Trends

We believe the following key market trends will continue to drive the growth of our business and increase the value of our service offerings. Changes in these trends can impact our business prospects.

Growing Reliance on Defined Contribution Plans.    As employer-sponsored retirement plans shift from defined benefit plans to defined contribution plans, the responsibility for making retirement investment decisions shifts from professional pension fund managers to individual investors.

Shifting Demographics Drive a Growing Need for Retirement Help.    The ongoing growth in retirement assets, especially 401(k) assets, is driven in part by individuals seeking to supplement retirement funds they expect to receive from Social Security and corporate defined benefit plans. The 78 million baby boomers, or individuals born between 1946 and 1964, represent one of the largest population cohorts in American history. Beginning in January 2011, more than 10,000 baby boomers turned 65 every day and this pattern will continue through 2029. The U.S. Census estimates that in 2030 there will be 60 million people in this cohort and one in five Americans will be age 65 or older.

Employers Providing More Retirement Help to Employees.    An increasing number of employers have been making investment advisory services available to their participants, automatically enrolling new employees into the company’s 401(k) plan or automatically escalating deferral rates. As a result of the Pension Protection Act of 2006 and Department of Labor guidelines, plan sponsors are now seeking automatic retirement savings solutions for their employees. Employer-provided assistance is also expanding beyond retirement help, to include broader financial planning.

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

Products and Services

We provide independent, personalized, technology-enabled financial planning services, including education and guidance, portfolio management, investment advice and retirement income services. Clients primarily access our services through plan providers but may also access services directly at one of our advisor center locations. Our services are available online and through advisors, both in person and over the phone. Financial Engines advisory services available to clients include discretionary portfolio management, online advice, income planning and financial wellness.

•	Discretionary portfolio management – Personalized asset management available through:
•

Professional Management -  a discretionary portfolio management service for DC participants who want to work with or delegate the management of their retirement accounts to a professional with the help of an advisor team;

•

Personal Advisor – a discretionary portfolio management service for clients who want to partner with a dedicated advisor representative for help with 401(k), IRA and/or taxable assets, or for comprehensive financial planning;

•	Online Advice - personalized online savings and investment advice and retirement income projections for clients who want to manage their retirement themselves;
•	Income Planning – access to retirement income planning services including Social Security guidance; and
•	Financial Wellness – a wide range of financial education and guidance delivered through multiple channels, including on-site events, online content and phone-based advisors.

The breadth of our services are described in more detail below.

Professional Management. Our Professional Management service provides discretionary portfolio management service for individuals in the workplace who want affordable and personalized portfolio management for their retirement accounts.  The service provides retirement account management and retirement income services from an independent investment advisor without the conflicts of interest that can arise when an advisor offers proprietary products. We developed our Professional Management service to reach a large number of plan participants on a cost-effective basis and assist them on the path to a secure retirement. With this service, which is available to DC participants, we provide discretionary management of the client’s assets and make investment decisions on behalf of the client. When DC plan participants enroll in our Professional Management service, we use our proprietary investment methodologies, which we call our Advice Engines, to create personalized, diversified portfolios and provide ongoing management. Our investment management takes into account the investment alternatives available in the client’s DC plan, including any employer stock, as determined and approved by a plan fiduciary other than us, and can take into account other identified holdings of the plan participant.

Personal Advisor. Our Personal Advisor service offers discretionary portfolio management for 401(k), IRA and taxable accounts for both DC plan participants and individuals outside the workplace. Clients work with a dedicated advisor to personalize a comprehensive financial plan that covers accumulation, pre-retirement and retirement phases of planning. Services may cover a wide array of topics – including budget planning, maximizing employer-sponsored retirement plans and IRAs, life insurance needs, estate planning, tax optimization, health care, Social Security optimization, retirement planning, and others - that will impact clients’ short-term and long-term financial goals. Clients and advisors stay connected through regular in-person meetings and calls to monitor and take action to help clients stay on track toward meeting their financial goals.

Online Advice. Our Online Advice service is an Internet-based investment advisory service designed for individuals who wish to take a more active role in personally managing their portfolios. With this service, individuals may elect to follow the Online Advice without delegating discretionary investment decision-making or trading authority to us, making this a non-discretionary service. This service includes interactive access to simulation and portfolio optimization technologies through our Advice Engines. Individuals see a forecast that shows how likely they are to reach their desired retirement goals, get recommendations on which investments to buy or sell, and simulate how their portfolios might perform under a wide variety of economic scenarios. They can also explore different levels of investment risk, savings amounts and retirement horizons, as well as get tax-efficient advice on accounts other than their DC accounts. The service offers investment advice on the fund options available in a DC plan and can also offer advice on IRA and taxable accounts. Since we began offering the Online Advice service, more than 3.6 million participants have accepted our online services agreement.

Income Planning. Enrolled participants in our Professional Management service receive a Retirement Plan, which sets out investment allocation and savings actions recommended to achieve a targeted retirement income. The Retirement Plan reviews annual contribution amounts, shows proposed investment allocations, and forecasts retirement income relative to a retirement goal. Individuals are encouraged to provide their personalized information such as desired financial goals, risk preference and employer stock holding preference, to enable us to create a more personalized financial plan and portfolio allocation. Clients may also have access to create a broader financial plan, which extends the Retirement Plan to cover other financial decisions.

o

Retirement Income. We provide retirement income solutions as features of our discretionary portfolio management services, to provide clients approaching or in retirement with discretionary portfolio management with an income objective and steady monthly payments during retirement from their accounts and from other sources of retirement income such as Social Security.  We have marketed these capabilities as Income+ in the workplace and Retirement Paycheck outside of the workplace. Income+ is generally made available to prospective clients by written agreements with the plan provider, the plan sponsor and the plan participant in a DC plan, and Retirement Paycheck by written agreements with individual investors.  Income+ may be provided on a subadvisory basis. Early in retirement, Income+ provides payouts from the DC plan assets. Later in retirement, it is designed to enable participants to obtain a lifetime income guarantee by drawing upon the DC plan assets to make an optional annuity purchase outside of the plan. We do not provide the annuity, nor do we receive, accept or charge fees, or pay commissions related to any purchases of insurance products or services related to Income+. We do not currently charge Professional Management service clients or sponsors any additional fees for the Income + feature. Clients using Retirement Paycheck work with a dedicated advisor to design a program around the client’s specific needs and retirement goals to provide regular monthly payments.   With both retirement income programs, clients can contact an advisor to start payouts, stop payouts, or make additional withdrawals from their accounts so they have access to their savings as needed.

o

Social Security Planning.  Social Security claiming guidance is available online and through registered Investment Advisor Representatives, as well as for our clients outside the workplace. The service is available at no additional cost to help participants nearing retirement better understand their Social Security claiming options by creating personalized strategies that account for single individuals, divorced individuals, spouses, multiple income sources and realistic life expectancies. A Social Security planner is also available to the public on our website at no charge.

Financial Wellness. A wide range of financial education and guidance delivered through multiple channels, including on-site events, online content and phone-based advisors.

o

Education and Guidance. We provide educational content and guidance on a broad range of financial wellness-related topics. The content and guidance are delivered through live events, interactive online tools and advisor access. These services are available at no additional cost to participants at select plan sponsors as well as to prospective clients.

o

Advisor Access. Clients may choose to use our services through an in-person advisor. Advisors are able to answer questions and provide education on a range of financial topics.  The advisor confirms the client’s financial goals, reviews the client’s financial plan and helps the clients make desired adjustments. Subadvisory DC plan providers also maintain call centers to support participants in the plans record-kept by that provider.

o

Retirement Evaluation.    When the Professional Management service is being offered in a DC plan, we typically send each eligible plan participant a Retirement Evaluation or similar retirement readiness assessment upon rollout or periodically thereafter, together with the Professional Management service enrollment materials. Retirement Evaluations highlight specific risks in a plan participant’s retirement account, provide guidance on how to reduce those risks and introduce our services as a means of obtaining help in addressing these issues. Retirement Evaluations are based on data provided by the plan provider and in some cases, supplemental data provided by the plan sponsor, plan participant, or other data providers. Retirement Evaluations include an evaluation of how well the plan participant is investing and saving in the retirement plan. Specifically, the evaluation considers key aspects of how the individual plan participant is using the 401(k) account, typically including investment decisions (risk, diversification, employer stock concentration) and contribution rate. We continue to implement the integration of personalized online assessments of certain types of investing risks into plan providers’ websites. This integration allows participants who log onto the provider website to view personalized assessments of their portfolio online and to learn more about our services.

Revenue

We generate our revenue through three primary sources: professional management, platform and other revenue.

Professional Management.    We derive professional management revenue from client fees paid by or on behalf of both DC and individual investor clients who are enrolled in one of our discretionary portfolio management services (either the Professional Management or the Personal Advisor service) for the management of their account assets. We continue to use the term professional management revenue to include revenue from both the Professional Management and Personal Advisor services. The Professional Management service is generally made available to prospective clients by written agreements with the plan provider, the plan sponsor and the plan participant in a DC plan (and may be provided on a subadvisory basis) and the Personal Advisor service is generally made available by written agreements with individual investors. Our arrangements with clients using discretionary portfolio management services generally provide for fees based on the value of assets we manage and are generally payable quarterly in arrears. The majority of client fees across both services, as well as across both advisory and subadvisory relationships for DC accounts, are calculated on a monthly basis, as the product of client fee rates and the value of assets under management (AUM) at or near the end of each month. For IRA and taxable accounts, our client fees are calculated on a quarterly basis at the end of each quarter.

Platform.    We derive platform revenue from recurring, subscription-based fees for access to our services, including Online Advice, education and guidance, and to a lesser extent, from setup fees. The arrangements generally provide for fees to be paid by the plan sponsor, plan provider or the DC plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity.

Other.    Other revenue includes fees for non-retirement account servicing, franchise royalty fees, reimbursement for a portion of marketing and client materials from certain subadvisory relationships and reimbursement for providing personal statements to prospective clients from a limited number of plan sponsors. As we have acquired all franchises, we no longer expect to have franchise royalty revenue subsequent to October 2016.

None of our fees are based on investment performance or other incentive arrangements. Our fees generally are based on AUM, which is influenced by market performance. Our fees are not based on a share of the capital gains or appreciation in a client’s account.

Our total revenue was $281.9 million, $310.7 million and $423.9 million for the years 2014, 2015 and 2016, respectively. We generated professional management revenue of $245.8 million, $277.2 million and $385.9 million for the years 2014, 2015 and 2016, respectively and we generated platform revenue of $33.1 million, $30.8 million and $28.4 million for the years 2014, 2015 and 2016, respectively. We have historically earned, and expect to continue to earn on a consolidated basis, a significant portion of our revenue through our subadvisory relationships. Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional revenue information.

Investment Process and Methodology

Our goal is to apply investment techniques traditionally available only to large, sophisticated investors to help individual investors achieve their retirement goals. Our advice services incorporate several of the methodologies developed by our co-founder and economics Nobel Laureate, Professor William F. Sharpe. We use Monte Carlo simulation and proprietary optimization techniques to provide DC plan participants with cost-effective, sophisticated and personalized advice that is free from product conflict. Monte Carlo simulation is widely used in investment management and is a statistical technique in which many simulations of an uncertain quantity are run to model the distribution of possible outcomes. We use different methodologies in our workplace DC services and our services offered directly to individual clients outside of the workplace.

Workplace DC Services.   When providing simulations and investment recommendations, our methodology evaluates a variety of factors that impact investment returns, including fees, portfolio turnover, management performance, tax-efficiency, and a fund’s investment style where we identify the underlying asset class exposures and active management risk associated with asset allocation changes by a fund manager in response to market conditions and decisions to weight specific security holdings differently than comparable indices. By modeling the characteristics of specific investment alternatives, we are able to provide quantitative estimates of possible future outcomes and make investment recommendations. We are also able to model the complexities found in large DC plans and to provide investment advice to plan participants that can be implemented within the limits of a given plan’s available options.

Unlike traditional advisory services, our workplace services do not rely on the subjective evaluation of each plan participant’s portfolio by a human investment advisor. Instead, our services rely on Advice Engines (described below under “Investment Technology”) that accept inputs on available investment choices along with a variety of personal information including investment objective, risk tolerance, investment horizon, age, savings, outside personal assets, investor preferences and tax considerations. This approach results in a consistent, systematic and objective investment methodology in which the advice generation is distinct from the method of delivery, which may be online, via printed materials or through phone conversations with our registered Investment Advisor Representatives or the call center representatives of certain plan providers with whom we have relationships. Registered Investment Advisor Representatives can modify client-directed inputs but not Advice Engine outputs and recommendations. This process is designed to create advice that is personalized and consistent regardless of the asset balance of the plan participant, or the channel through which the plan participant receives our advice. This process also facilitates investment recommendations which are consistent across plan providers, plan sponsors and plan participants. Finally, this approach enables a detailed audit trail of the recommendations provided to each plan participant over time to assist with regulatory responsibilities.

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

Our investment recommendations for workplace accounts are limited to the investment alternatives available in a 401(k) plan (as determined and approved by a plan fiduciary other than us), although we do take into account other identified holdings of the plan participant when offering investment advice. With the exception of employer stock, if any, included as an investment alternative, we do not provide advice on or manage single-company securities. When we are providing service to clients in the workplace, we do not consult with, or make recommendations to, the plan sponsor regarding which investment alternatives to make available in its 401(k) plan.

We offer no proprietary investment products, which keeps us free of the conflicts of interest, or the perceptions of conflicts of interest, that can arise for competitors who offer such products. We do not receive differential compensation based on the investments we recommend. For our workplace clients, we do not hold assets in custody or execute trades.

We have a single investment methodology that is consistently applied across all workplace client accounts. We create diversified portfolios for each client from the investment choices available in a plan with the goal of balancing potential returns consistent with the client’s investment objective, investment horizon, other financial assets and risk preferences. A client’s investment objective, either accumulation or generating retirement income, helps determine the structure of the optimized portfolios.

For clients with the Income+ feature enabled, the investment portfolios are structured to provide the potential for steady income payouts throughout retirement.   To accomplish this objective, the Income+ optimization approach divides the portfolio into three components: fixed income, an optional purchase of an annuity outside of the plan, and equities. We do not provide any of these Income+ clients annuities or other financial products. Over time, the equities are gradually converted into additional fixed income assets to support a higher floor.

Services Offered Directly. We provide clients outside of the workplace with two primary asset management services: the standard service and the Retirement Paycheck service. We manage client accounts on a discretionary basis, and the management of those accounts is guided by the stated objective(s) of the client. These objectives may include, generally, growth, income, or a combination of these. The investment products recommended for both services are usually actively and/or passively managed mutual funds and/or exchange-traded funds. For the Retirement Paycheck service, fixed income investments are also recommended, and may include highly-rated bonds, FDIC insured certificates of deposit and U.S. government issued or guaranteed securities.

While we may and can provide investment recommendations on other securities, including equity securities, U.S. government securities, corporate and municipal bonds and variable life insurance and annuities, our focus is on mutual funds and/or exchange-traded funds. We direct custodians to execute trades on behalf of our direct individual clients, whose assets are held in custodial accounts by third parties.

Advisors at our branch locations provide advice for individual accounts using asset allocation strategies into mutual funds and ETFs researched and selected by our investment management team. The advisor creates a portfolio based on one of ten core asset allocation models to fit client needs. The portfolios span the risk spectrum from highly conservative to aggressive, and allocation models are reviewed on a quarterly basis. Additionally, there are a limited number of specialized allocation models for specific situations such as Retirement Paycheck. Our investment management team manages the various asset allocation models, including the oversight of diligence and selection of funds, and provides education materials for advisors and clients. We use modern portfolio theory as a foundation for constructing asset allocation models and develop an outlook for the economy and financial markets.

The funds and asset categories may vary from client to client. Portfolio weighting of mutual funds, and/or exchange-traded funds and asset categories will be based on each client’s individual needs and circumstances, which will be determined after we complete the review of information provided by the client on a questionnaire, and other information provided by the client.

Research. We maintain an ongoing research program to improve and extend our investment methodologies as well as our portfolio management and investment advisory services. We conduct research into the needs of retirees, publishing new findings in academic and practitioner journals. Research has included a behavioral finance study of the demand for annuities, efficient methods for addressing longevity risk and efficient methods for generating retirement income. We believe this research can form the basis of extensions to our current investment methodology and can expand the opportunity to manage assets for participants both within existing sponsored plans as well as in IRA and other forms of retirement accounts.

Investment Technology

We believe high-quality advisory services should be offered to all individuals regardless of wealth. As of December 31, 2016, the median assets under management for all Professional Management service clients was approximately $58,000. Because we service numerous accounts of varying sizes, achieving our objective requires significant scalability to achieve an affordable cost to the investment manager. Our scalable technology has continued to deliver flexibility and results as our business has grown.

Workplace Services.  Our Advice Engines consist of two main components: a Simulation Engine and an Optimization Engine. In the course of our development, we have received U.S. patents that relate to various parts of our financial advisory platform, including patents that apply specifically to the Advice Engines.

Workplace Services-Simulation Engine.    We have developed a Monte Carlo Simulation Engine that provides plan participants with a view of the potential range of future values of their retirement investments. The Simulation Engine helps plan participants reach informed decisions about the appropriate level of risk, savings and time horizon to improve the likelihood of achieving financial goals. Our Simulation Engine is capable of:

•

modeling more than 36,000 securities, including retail mutual funds, stocks, employee stock options, institutional funds, guaranteed investment contracts and stable value funds, exchange-traded funds and fixed-income securities;

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

Workplace Services-Optimization Engine.    We use our Optimization Engine to construct personalized portfolios. We do not rely on generic, model portfolios that are unable to accommodate many real-world complexities. We believe individuals prefer personalized investment recommendations that consider their personal preferences and financial circumstances over model portfolios.

Our Optimization Engine takes into consideration the costs, quality and investment styles of the specific investment alternatives available to a plan participant. Specifically, our investment recommendations take into consideration for each fund the mix of asset class exposures, fund expenses, turnover, fund-specific risk due to active management, manager performance and consistency, user-imposed constraints and tax efficiency, where applicable, to construct a personalized portfolio recommendation for each client. The calibration of this model is based on more than a decade of research into the factors that influence investment performance. Our approach does not rely on market timing or tactical asset allocation strategies. Our models are calibrated on an ongoing basis to reflect the consensus market expectations built into the observed asset holdings of the market as a whole. We believe this approach increases the probability that our recommendations are consistent with current market conditions and are free from subjective or market timing biases that can arise from traditional optimization models. Our platform has been employed to provide portfolio management services, investment advice and retirement readiness assessments to millions of investors for more than 10 years.

When constructing a portfolio during the accumulation phase, our Optimization Engine:

•	supports dynamic, specific, product-level buy and sell recommendations for Online Advice, which can be readily executed, and automated transactions for the Professional Management service;
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

Services Offered Directly. For our services offered directly, we use institutional asset management analytics and third-party vendors (such as FactSet Research Services, Bloomberg, or Morningstar Direct), and proprietary research processes for portfolio construction, performance and risk measurement, contribution and decomposition in both the investment strategy due diligence process and portfolio/allocation construction process.

We use these tools in combination with research and analysis that leverages institutional research providers (such as CornerstoneMacro, EvercoreISI and Bespoke Investment Group) to supplement capital market and macroeconomic data that helps inform risk management and asset allocation decisions. With the combination of the investment due diligence, asset class research and analysis, and capital market and economic assessments, we create portfolios and allocations for advisors to use with clients.

Our advisor representatives then use third-party financial planning technology and software and direct, personal relationships with clients to match clients with the appropriate portfolios and asset allocations given the clients’ goals and objectives and their willingness and ability to accept risk.

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

Research and development expenses were $29.8 million, $35.6 million and $38.0 million in 2014, 2015 and 2016, respectively.

Customers and Key Relationships

Individual Clients.

•

DC plan participants in the workplace:  For DC plan participants (employees of companies offering DC plans) we provide education, financial planning, retirement income solutions, discretionary portfolio management services and personalized investment advice that is free of product conflict, on either a direct or sub-advised basis.  In the workplace, we define plan participants as employees participating in DC plans who have access to our Professional Management, Personal Advisor or Online Advice services. Participants gain access to our services through their DC plan provider platforms or online directly with us, pursuant to agreements between us and the applicable plan sponsor and in accordance with the terms and conditions that apply to the services.

•

Individuals outside the workplace:  We provide discretionary portfolio management through the Personal Advisor service, personalized investment advice, financial and retirement income planning, financial education and guidance that is free of product conflict. Individuals have the option to meet with an advisor face-to-face at one of our more than 130 locations.  In direct client relationships outside of the workplace, we contract directly with the client, including any consents required by a third-party custodian, to enable our advisors to direct securities transactions on their behalf.

Plan Sponsors.    We define plan sponsors as employers across a range of industries who offer defined contribution plans to employees. No more than 3% of our revenue was associated with any one plan sponsor for the year ended December 31, 2016. As of December 31, 2016, the average annual sponsor retention over the last three years was 96%. The average annual AUM retention rate over the same period was 98%, which represents the average ratio of AUM from all sponsors as of January 1st versus the same AUM for those sponsors who were retained as of December 31st of each of the last three years. When providing advisory services directly as not as subadvisor, we enter into contracts with plan sponsors. These contracts are typically for an initial three- or five-year term and continue thereafter unless terminated. Under these contracts, at any time during the initial term or thereafter, the plan sponsor can cancel a contract for fiduciary reasons or breach of contract and can generally terminate a contract after the initial term upon 90 days’ notice.

Plan Providers.    We define plan providers as the administrators and record-keepers of defined contribution, or DC, plans. In consultation with plan sponsors, plan providers make available a range of investment alternatives through DC plans to individual participants. We work with plan providers to make available discretionary portfolio management and other investment advisory services to the participants in the DC plans of plan sponsors. We deliver our services to plan sponsors and plan participants primarily through existing connections with nine DC plan providers. Our contracts with plan providers generally have terms ranging from three to five years, and have successive automatic renewal terms of one year unless terminated in accordance with prior notice requirements. A majority of these provider agreements are in renewal periods. In addition, a plan provider may terminate its contract with us at any time for specified breaches. We maintain two types of relationships with our plan providers:

•

Direct Advisory Relationships.    In these relationships, we are the primary advisor and a plan fiduciary. Data is shared between the plan providers and us via data connections. In addition, our sales teams directly engage plan sponsors, although, in some cases, we have formed and are executing a joint sales and collaborative marketing strategy with the plan provider. We have separate contracts with both the plan sponsor and plan provider, and pay fees to the plan provider for facilitating the exchange of plan and plan participant data as well as implementing our transaction instructions for client accounts. Plan providers with whom we have direct advisory relationships are Aon Hewitt, Fidelity, Transamerica (which purchased Mercer’s DC business in 2016), T. Rowe Price, Wells Fargo and Xerox.  In addition, we have a limited connection with Charles Schwab and Northwest Plan Services.

•

Subadvisory Relationships.    In these relationships, the plan provider is the primary advisor and plan fiduciary and we act in a subadvisory capacity. Our contract is with the plan provider and not the plan sponsor. We offer our co-branded services under the plan provider’s brand, with the services typically identified as “powered by Financial Engines.” Revenue is collected by the plan provider who then pays a subadvisory fee to us. We have subadvisory relationships with Aon Hewitt, Voya, Empower RetirementTM, and Vanguard. The Aon Hewitt sub-advisory relationship excludes those sponsors currently under contract with us for a direct advisory relationship. We have historically earned, and expect to continue to earn on a consolidated basis, a significant portion of our revenue through subadvisory relationships with DC plan providers.

Sales and Marketing

Our sales and marketing team seeks to increase assets we manage, primarily by adding clients. Our marketing approach is to develop familiarity, trust, and relationships with individual investors within or outside of the workplace, so that we are a natural partner when individuals begin exploring financial help. We seek to build this relationship by being helpful, providing ongoing communication of educational content, basic financial planning modules, and easy access to advisors. We complement this relationship marketing approach by remaining accessible with our phone-based National Advisor Center and our digital website that is accessible from a plan sponsor’s intranet and plan provider’s website.  The locations of many of our advisor centers are also aligned with the locations where our DC participants are geographically clustered.

Marketing to Individual Clients:

•

Marketing to DC plan participants in the workplace.  In the workplace, we must establish relationships and data connections with plan providers, and obtain contracts with plan sponsors to make our services available to their plan participants. Once a DC plan has been set up on our systems and our services have been made available to plan participants, we then conduct ongoing communications and undertake promotional activities to encourage use of our services. These efforts typically include printed or electronic Retirement Evaluations, email notifications, website integration and other forms of online engagement.

We also conduct an annual campaign in conjunction with plan sponsors to deliver a retirement readiness assessment, which highlights specific risks in a participant’s retirement account, provide guidance on how to reduce those risks, and introduce our services as a means of obtaining help in addressing these issues. We typically undertake promotional activities in conjunction with these annual campaigns to incent trial use of the service.

Plan sponsors can choose an active enrollment campaign, in which a plan participant must affirmatively sign up for the Professional Management service, or a passive enrollment campaign, in which a plan participant will become a client of the Professional Management service unless the individual declines the service. Passive enrollment campaigns achieve higher enrollment results at lower acquisition cost per client than do active enrollment campaigns. We believe passive enrollment is attractive to plan sponsors due to the lower fees payable by plan participants who are passively enrolled, the fiduciary protection afforded to plan sponsors by participants having to affirmatively elect to not receive professional advice and the relatively higher number of participants who will be enrolled and receiving Professional Management services upon rollout. We may eliminate or reduce our platform fees, as well as reduce the fees payable by plan participants depending upon the scope of services and methodologies we are able to use, such as passive enrollment. Once a DC plan participant enrolls in our Professional Management service, the retirement assets of that plan participant count toward our AUM.

•

Marketing to individuals outside the workplace. Outside of the workplace, we use a differentiated model to reach current and prospective clients through a range of channels including digital, hosted live events and seminars, as well as a weekly syndicated radio show called Investing Sense. Once a Personal Advisor client deposits assets into his or her account, those assets count toward our AUM.

Establishing Relationships and Connections with Plan Providers.    We rely on direct sales to create contractual relationships with plan providers. Following contract signing, technical teams from Financial Engines and the plan provider initiate a data connection project that typically takes between four months and one year to complete. Once we have incurred this one-time, up-front cost to establish a relationship and connection with a plan provider, we are able to roll out our services for any plan sponsor of that plan provider.

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

Service Delivery and Systems

Our service delivery team is responsible for the rollout, operation and support of our Professional Management, Personal Advisor and Online Advice services in the workplace. The key steps associated with delivering our services in the workplace include contracting with the plan sponsor, obtaining plan and plan participant data and setting up the plan on our system.

For DC plan participants in the workplace, our client implementations team is responsible for project management and the steps involved in setting up and rolling out our services to a plan sponsor. This includes learning the specifics of each plan sponsor’s plan(s), including the fund lineup, fees, matching rules, associated defined benefit, non-qualified and other plans, configuring the plan specifics using our plan sponsor configuration tool, verifying the implementation and approving the commencement of enrollment efforts. The team also oversees the preparation and production of enrollment materials for each participant in the plan. Once a sponsor is set up and rolled out, our client implementations team is also responsible for maintenance of each sponsor’s ongoing plan updates as directed by our account managers and/or subadvisory record-keepers.

The operations team is responsible for data processing and validation of prospect data for new sponsor rollouts and annual campaigns, as well as the ongoing servicing of clients in the Professional Management service. These client servicing responsibilities include client data load and verification, the coordination and oversight of all printed materials and electronic communications, such as Retirement Evaluations, Retirement Plans and quarterly Retirement Updates, transaction processing and reconciliation, fee processing and reconciliation and quarterly sponsor report generation. For clients with Income+, the operations team is also responsible for coordinating with the plan provider to facilitate the generation and distribution of retirement payouts in the form of checks or direct deposits. The operations team also provides these services for customers with taxable accounts managed by Financial Engines.

Our National Advisor Center in Phoenix, Arizona is staffed with registered investment advisor representatives. These advisors service participants through phone and email channels by providing guidance to plan participants regarding the operation of the Professional Management service, enrollment and personalization of the participant’s financial profile. Our registered investment advisor representatives and certain call center personnel of the plan providers with whom we work have access to the Financial Engines Professional Advisor, our proprietary client relationship management application, which enables the advisor to edit or add to the personal information used to manage the client’s portfolio allocation. Our services are deployed using industry-standard hardware, software and third-party solutions. We have off-site back-up facilities for our database and network equipment, a disaster recovery plan and on-going third-party security audits to secure the integrity of our systems. We evaluate and improve our systems based on measures of availability, system response time and processing capacity.

For individuals outside of the workplace, the key steps associated with delivering our services directly include learning about the client’s current financial state and risk preferences using questionnaires and a third-party financial planning solution.  An investment advisor representative or client service manager provides disclosure and oversees the preparation of custodial account and asset transfer paperwork.  After the client’s account paperwork is processed by the custodian, the advisor works to establish a personal relationship with the client, build a comprehensive financial plan, then monitor and adjust the portfolio to help the client reach financial goals. Individual investors outside of the workplace receive a quarterly statement.

Competition

We operate in a competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors who offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, GuidedChoice and ProManage, LLC. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity, Vanguard, and Bank of America Merrill Lynch. We currently have relationships with Fidelity and Vanguard that allow us to provide our services to plan sponsors, for whom Fidelity or Vanguard is the plan provider, who elect to hire us.

Competitors outside of the workplace include large broker/dealers that provide financial services, such as Charles Schwab & Co., Inc. and Edward Jones, insurance companies such as MetLife and New York Life, other registered investment advisors such as Edelman Financial Services, Creative Planning, Personal Capital and Fisher Investments, and emerging competitors that provided portfolio management services delivered primarily through online channels and with minimal human interaction such as Wealthfront and Betterment (some of which also provide bundled services to the small retirement plan market).

We also face indirect competition from products that could potentially be substitutes for our portfolio management services, investment advice and retirement income services, most notably target-date retirement funds. Target-date funds are offered by multiple financial institutions, such as Fidelity, Vanguard, T. Rowe Price, Principal Funds, Wells Fargo Advantage, J.P. Morgan, Voya and Empower RetirementTM Funds. These funds provide generic asset allocation based primarily on the investment horizon of the investor. Among the plan sponsors to whom we offer our Professional Management service and that offer target-date funds, approximately 95% offer target-date funds, of which approximately 66% offer retail-priced target-date funds. Target-date funds, managed accounts and balance funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. In addition, competitors to our retirement income features, include providers of retirement income products in the defined contribution market, such as Prudential, AllianceBernstein, and other providers of insurance products. Competitors in the IRA space include providers such as Fidelity, Charles Schwab, Bank of America Merrill Lynch, Morgan Stanley Smith Barney and Vanguard. At the client level, we see competition from individual, traditional retirement investment advisors.

We believe the competitive factors in our industry include:

•

ability to provide independent, systemic portfolio management, investment advice and retirement income services based on widely recognized financial economic theory without product conflicts of interest during both the accumulation and the income phases of retirement;

•	nationwide branch network of registered investment advisor representatives;
•	established investment methodology and technology that allows for personalized scalable advice;
•	proprietary methodologies;
•

ability to provide a retirement income feature that is easy for plan sponsors to implement with no fiduciary lock-in, which can provide participants with the potential for steady lifetime payments and flexibility;

•	quality, breadth and convenience of advisory services;
•	ability to provide comprehensive portfolio management and advice across an individual’s 401(k), IRA and taxable accounts;
•	established relationships with plan providers and plan sponsors;
•	reputation and experience serving plan sponsors and plan participants; and
•	fees.

We believe we currently compete favorably with respect to these factors.

Regulation

We derive nearly all of our revenue from our investment advisory subsidiary, the Financial Engines Advisors L.L.C. investment advisory and management services through our contracts with plan providers, plan sponsors, plan participants and individual clients. Our investment advisory and management business is subject to extensive, complex and rapidly changing federal and state laws and regulations. Financial Engines Advisors L.L.C., a subsidiary of Financial Engines, Inc., is registered as an investment advisor with the SEC and is subject to examination by the SEC. The Investment Advisers Act of 1940, as amended, referred to as the Investment Advisers Act, and related regulations impose numerous obligations and restrictions on registered investment advisers including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations.

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

Financial Engines Advisors L.L.C. and our other registered investment advisor subsidiaries are subject to the Employee Retirement Income Security Act of 1974, as amended, referred to as ERISA, and the regulations promulgated thereunder, with respect to investment advisory and management services provided to participants in DC plans covered by ERISA and is also subject to state laws applicable to DC plans not covered by ERISA. We are a fiduciary under ERISA. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, referred to as the Code, impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients. We rely on certain regulatory interpretations and guidance in connection with our current business model, including regulations and guidance relating to passive enrollment of participants into our Professional Management service. We provide subadvisory services pursuant to the Department of Labor’s Advisory Opinion 2001-09A. The failure of Financial Engines Advisors L.L.C. or our other registered investment advisor subsidiaries to comply with these requirements could have a material adverse effect on us. The Department of Labor is authorized to institute proceedings for violations of ERISA. We believe that we are in compliance in all material respects with ERISA.

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

In recent years, there has been a heightened legislative and regulatory focus on the financial services industry, including revised rules that redefine and expand what constitutes an ERISA fiduciary, call for creation of a self-regulatory framework for investment advisors similar to the regulatory structure that currently exists for broker/dealers through the Financial Industry Regulatory Authority, elimination of pre-dispute arbitration clauses, additional fee disclosures, and the imposition of additional qualification requirements on investment advisors providing services to ERISA plan clients. The Dodd-Frank Wall Street Reform and Consumer Protection Act, referred to as the Dodd-Frank Act, included various financial reform proposals that may affect investment advisers, including Financial Engines Advisors L.L.C. Although some implementing rules and regulations under the Dodd-Frank Act are still pending, it is expected that the compliance costs and liability risks for investment advisers will increase.

Franchise regulation.  Beginning in February 2016, as a result of our acquisition of The Mutual Fund Store, we must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require that we furnish prospective franchisees with a franchise disclosure document containing information prescribed by the FTC Rule and applicable state laws and regulations. We believe The Mutual Fund Store’s domestic franchise disclosure document is in compliance in all material respects with FTC disclosure requirements and with registration requirements in jurisdictions that require registration for the sale of franchises. In October 2016, we completed the acquisition of all of the franchises of The Mutual Fund Store and no longer have any franchise ownership.

Rigorous legal and compliance analysis of our business is important to our culture. Our General Counsel supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our investment advisory activities.

Intellectual Property

We rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and our intellectual property. We seek to control access to and distribution of our proprietary information. We enter into confidentiality agreements with our employees, consultants, vendors, plan sponsors and plan providers that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. We have proprietary know-how in software development, implementation and testing methodologies. We also pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered the mark “Financial Engines” in the United States, Australia, Switzerland, China, the European Community, Hong Kong, Russia, Japan, Taiwan and Tunisia. We have registered sun and clouds design marks in Hong Kong. We have registered our corporate logo and the marks “Investor Central” and “Retirement Help for Life” in the United States. “Advice Light” and “Financial Engines Investment Advisor” are also trademarks owned by Financial Engines, Inc. In addition, we have registered our domain name, www.FinancialEngines.com.  As of December 31, 2016, we have 16 issued U.S. patents in the following categories: user interface; outcomes-based investing, including our financial advisory system, our pricing module and load-aware optimization; tax-aware asset allocation; financial goal planning; advice palatability and retirement income planning and payout generation. These patents have expiration dates ranging from December 2, 2017 to August 1, 2031. We also have two issued patents in Australia.

Cybersecurity

We have designed and implemented and continue to maintain a security program consisting of policies, procedures, and technology meant to maintain the privacy, security and integrity of information, systems, and networks. Among other things, the program includes controls designed to limit and monitor access to authorized systems, networks, and data, prevent inappropriate access or modification, and monitor for threats or vulnerability. Data and assets are categorized based on their sensitivity, and protected accordingly. Subject to customary exclusions and limitations, we also maintain cyber and technology liability insurance, which provides coverage for damages related to data breaches or similar intrusions.

Employees

As of December 31, 2016, we employed approximately 900 full-time equivalent employees including employees in service delivery, advisor centers, investment management, product development and engineering, sales and marketing, and general and administrative management. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

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

The SEC maintains an Internet site at http://www.sec.gov that contains the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, proxy and information statements. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period-to-period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this document:

•	a decline or slowdown of the growth in the value of financial market assets, which may reduce the value of assets we have under management and therefore our revenue and cash flows;
•	failure of our growth strategy or marketing efforts to expand our services, or to retain or acquire clients;
•	effects of the acquisition of The Mutual Fund Store, including failure to realize anticipated benefits of the acquisition;
•	termination or non-renewal of an existing contract with a plan provider, and effects of competition with plan providers;
•	variations in enrollment, contribution rates, cancellation or withdrawal rates for our discretionary portfolio management services;
•	termination or non-renewal of an existing contract, failure to enter into new contracts, or a change in active or passive enrollment options with plan sponsors;
•	downward pressure on fees we charge for our services or changes in pricing policies;
•	adverse effects from actual or perceived breaches of confidentiality, privacy, or fiduciary obligations;
•	adverse effects from errors or delays in receipt of client data, transaction execution, or expected service availability;
•	unanticipated delays of advertising, marketing promotions or rollouts of our services;
•	changes to economic terms in contracts with plan providers or plan sponsors, including renegotiations or unanticipated changes to the relationship;
•	changes in fees paid by us to plan providers for whom we are not acting as a subadvisor based on attaining contractually-agreed upon thresholds;
•	the impact of business acquisitions and dispositions amongst providers and sponsors;
•	fluctuations in quarterly revenue due to changes in fees paid by workplace Professional Management clients based on attaining contractually-agreed upon participation thresholds;
•

changes in laws, regulatory policies or interpretations that could impact our ability to offer services to plan providers as a subadvisor or deploy our portfolio management services in a specific manner;

•	unanticipated delays in recognizing revenue based on timing of meeting specified milestones under contracts with customization or consulting services;
•	negative public perception and reputation of our Company or the financial services industry; and
•	the impact of any business acquisitions or dispositions we may make

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

We derive a significant and growing portion of our revenue from client fees based on the assets in the retirement accounts we manage, which we refer to as AUM. We allocate these assets among the investments available to each particular investor. For the workplace, the investment alternatives for a particular plan are selected by the plan’s fiduciary, not by us, and may include retail mutual funds, institutional funds, exchange-traded funds, fixed-income investments and potentially higher volatility employer stock.  For our IRA and taxable account clients, investment alternatives are selected by the investment advisor and may include any number of funds, ETFs, and equity, including stocks.  In addition, our business is highly concentrated in DC plans. The value of all of these investments can be affected by the performance of the financial markets globally, currency fluctuations, interest rate fluctuations and other factors. Our professional management revenue and fees are generally calculated quarterly using the value of AUM at the end of each month or calendar quarter. Our methodology may result in lower fees if the financial markets are down when fees are calculated, even if the market had performed well earlier in the month or the quarter. In addition, an economic downturn, changes in tax laws, or slowdown in growth could cause plan participants or their employers to contribute less to their DC plans and cause fewer eligible employees to participate in DC plans, or cause clients to withdraw funds from or close their retail accounts, which could adversely affect the amount of AUM. If clients are not satisfied with our services or the performance of their portfolios due to a decline in the financial markets or otherwise, our cancellation or account withdrawal rates could increase, which in turn would cause our AUM to decline. Any potential decline in AUM would not necessarily be proportional to, and, in total, could be greater than, the overall market decline. If any of these factors reduces the value of assets we have under management, the amount of fees we would earn for managing those assets would decline, and our revenue, operating results and financial condition could be harmed.

Our revenue could be harmed if we fail to enroll new clients in our discretionary portfolio management services or if we experience increased cancellations or unanticipated variations in new marketing campaigns.

Our revenue depends on plan clients signing up for our discretionary portfolio management services or, in the case of a passive enrollment campaign, not declining, the Professional Management service. Increasing client enrollment in our Professional Management and Personal Advisor services increases the AUM on which we earn fees. If we are unable to continue to increase our enrollment, or if cancellations increase, our business may not grow as we anticipate. Unanticipated variations in the number, size, methodology or timing of marketing campaigns, or our ability to employ ongoing marketing techniques such as integration with provider websites or outbound calling, or methods used to attract clients, could also affect our revenue for a particular period. If we are not able to generate expected enrollment under a particular contract, this would negatively affect our revenue growth. For example, we have found that if plan sponsors do not use our standard marketing campaign, enrollment rates tend to be lower. If fewer plan sponsors elect passive enrollment for their plan participants, which typically generates higher enrollment rates, our revenue may not grow at anticipated rates. Even when we have rolled out our Professional Management service at a particular plan sponsor, some plan participants may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the plan participant. Certain securities within a client’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account.

As we endeavor to find new ways to grow enrollment, and to attract individuals outside of the workplace, we may introduce marketing strategies or customer experiences that some plan providers, plan sponsors, plan participants or other clients reject or resist, which may result in an unsuccessful marketing campaign, unsuccessful ongoing enrollment or higher cancellation rates, or may harm our reputation with those plan providers, plan sponsors, plan participants or clients, thereby jeopardizing future enrollment with those parties. Further, individual clients whose accounts we manage may choose at any time to stop having us manage those accounts. Historically, client cancellations rates have typically increased during periods where there has been a significant decline in stock market performance and, in addition, client cancellation rates are typically the highest in the three months immediately following the completion of a given promotional campaign. The level of any potential cancellations or enrollment decline may not necessarily be proportional to, and may, in total, be greater than, the overall market decline. If we are unsuccessful in our Professional Management enrollment campaigns, if we lose plan participants, or if we otherwise fail to increase enrollment rates, our revenue, operating results and financial condition could be harmed.

Our growth strategy includes extending and expanding our services including entering new markets and we may not be able to develop a successful growth strategy, successfully implement new services, or accurately estimate the impact on our business of developing and introducing these services.

Our strategy includes enhancing and expanding the functionality of our services with new features, offering new services within our existing market, expanding our business directly with clients beyond the workplace and continuing to evaluate new opportunities in markets adjacent to our existing market.  For example, in 2016, we acquired the business of The Mutual Fund Store, which offers advice and portfolio management on IRA and taxable accounts. We may not be able to anticipate or manage new risks and obligations or legal, compliance, operational or other requirements that may arise when offering investment management or retirement income payout services for accounts other than 401(k) accounts or when offering other services related to preparing for retirement, such as assistance with optimizing social security payments. We may not be able to acquire clients in these new markets, or attract new clients on a cost-effective basis, or at all.

In furtherance of our strategy, we intend to invest significant resources in the research, development, sales and marketing of new services and features. A viable market for our new services or features may not exist or develop as we anticipated, and our offerings may not be well received by potential plan sponsor customers or individual plan participants, retail clients or other investors. We may not be able to develop effective marketing and advertising for new services and features. We may make incorrect decisions as we implement our strategy, such as decisions whether to design and build elements of our services in-house or procure them through third parties or through acquisition. We have limited experience with strategic partnerships and acquisitions, and pursuing any such transaction would divert management attention, cause us to incur expenses and use internal resources, and may not be successful for a variety of reasons. As we expand our services in response to new or different customer demands, competition, in furtherance of our strategy, or for other reasons, we may not be able to accurately assess, design or implement testing protocols sufficient to identify all problems or limitations of the new features or services, we may make errors in the deployment of new features or services, or we may employ manual processes that are more prone to failure.

We may not be able to accurately estimate the impact of these future services, on our business or how the benefits of these services will be perceived by our clients. In addition, the anticipated benefits of these services on our business may not outweigh the resources and costs associated with their development or acquisition, or the liabilities associated with their operation. If we do not realize the anticipated benefits of these services, our revenue, our operating results and financial condition could be harmed.

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

We refer to four of our nine primary DC plan provider relationships as subadvisory relationships, including one plan provider with whom we have a subadvisory relationship for some plan sponsors and a direct advisory relationship for other plan sponsors. For the provider relationships that we refer to as subadvisory, we typically act as subadvisor to the plan provider acting as investment advisor, but we may directly act as investment advisor if Online Advice is the only service offered by a particular plan sponsor or for certain legacy plans. Where we act as subadvisor, we do not have a direct relationship with the plan sponsors and therefore may be less able to influence decisions by those plan sponsors to use or continue to use our services or to add additional services. Where we act as subadvisor, we do not know and cannot control the exact terms of the contract between the plan provider and the plan sponsor, which vary on terms such as the length of the contract, renewal and cancellation provisions. We have historically earned, and expect to continue to earn on a combined basis, a significant portion of our revenue through subadvisory relationships with DC plan providers. The renegotiation or termination of our relationship with any of these plan providers could negatively impact our business. For the year ended December 31, 2016, 6%, 8%, 6% and 5% of our total revenue was attributable to the subadvisory fees paid to us by Empower RetirementTM, Aon Hewitt, Vanguard and Voya, respectively, the four plan providers with whom we had subadvisory relationships as of December 31, 2016.

Our contracts with our nine primary DC plan providers generally have terms ranging from three to five years, and have successive automatic renewal terms of one year unless terminated in accordance with prior notice requirements. A majority of these provider agreements are in renewal periods. A plan provider may also terminate its contract with us at any time for specified breaches. Further, either party may decide to renegotiate the terms of the contract and may give a termination notice pending renegotiations to avoid having a contract automatically renew under its existing terms. In addition, there are factors other than our performance which may be outside of our control (for example, provider data connectivity fee litigation) that could cause the loss of a plan provider. If we lose one of our plan providers with whom we have a relationship or if one of those plan providers significantly reduces its volume of business with us or renegotiates the economic terms of its contract with us, our revenue, operating results and financial condition could be harmed.

We may fail to realize the anticipated benefits of our acquisition of The Mutual Fund Store or those benefits may take longer to realize than expected.  We may also encounter unexpected difficulties in integrating the two businesses.

The success of our acquisition of The Mutual Fund Store will depend, in part, on our ability to successfully integrate and realize the anticipated benefits from combining our business with the business of The Mutual Fund Store.  We may not fully realize, in a timely manner or otherwise, the anticipated synergies and other potential opportunities and benefits of the acquisition due to several factors, including:  difficulties with the integration process, unanticipated costs, liabilities or expenses associated with the acquisition, incurrence of acquisition-related costs, harm to our existing business relationships, including relationships with plan providers, plan sponsors, clients and employees as a result of the acquisition, harm to our reputation, the loss of key employees in the acquired business, economic factors beyond our control, unanticipated regulatory changes, use of resources that may be needed in other parts of our business, competitive responses, or other factors.  In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting and reporting integration, to successfully manage the acquired business will require a significant investment of resources and management time.  Any future acquisitions may involve similar risks, including the use of substantial amounts of cash, potentially dilutive issuances of equity securities, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business or other factors.  Integration efforts may also divert management attention and resources and have an adverse effect on other important business priorities.  If we do not realize the anticipated benefits of our acquisition, our revenue, our operating results and financial condition could be harmed.

Some plan providers with whom we have relationships also provide or may provide competing services or products.

Some plan providers with whom we have relationships, such as Fidelity and Vanguard, offer or may offer directly competing investment guidance, retirement advice, portfolio management and retirement income services to plan participants. We also face indirect competition from products that could potentially substitute for our services, most notably target-date funds, which are offered by a number of plan providers with whom we have relationships, including Fidelity, Vanguard, T. Rowe Price, Voya, Wells Fargo Advantage and Empower RetirementTM Funds. Among the plan sponsors to whom we offer our Professional Management service and that offer target-date funds, approximately 95% offer target-date funds, of which approximately 66% offer retail-priced target-date funds. Plan providers who offer competing services or products may be better positioned to promote or offer their services or products over ours in the sales process. Where we have a subadvisory relationship with the plan provider, the plan provider may compete with us for plan sponsors. Our acquisition of The Mutual Fund Store business has increased this competitive dynamic.  Competitors to our retirement income features include providers of retirement income products in the defined contribution market, such as AllianceBernstein, Prudential, and other providers of insurance products. Competitors that provide advisory services in the IRA space include providers such as Fidelity, Charles Schwab, Bank of America Merrill Lynch, Morgan Stanley Smith Barney and Vanguard.  Competitors of our retail business include RIAs such as Edelman Financial Services, and hybrid RIAs such as Edward Jones, that are focused on serving mass-affluent investors.

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

A substantial portion of our revenue is generated as a result of contracts with plan sponsors. Under these contracts, where we are providing advisory services directly and not in a subadvisory capacity, we typically earn annual platform fees that are paid by the plan sponsor, plan provider or the DC plan itself as well as fees based on AUM that are generally paid by plan participants. These contracts with plan sponsors typically have initial terms of three or five years and continue thereafter unless terminated. At any time during the initial term or thereafter, a plan sponsor can cancel a contract for fiduciary reasons or breach of contract. A plan sponsor can generally terminate a contract after the initial term upon 90 days’ notice. If a plan sponsor were to cancel or not renew a contract, we would no longer earn platform fees under that contract. In addition, we would no longer manage any assets in that plan and consequently would no longer earn fees based on AUM in that plan. A plan sponsor may also determine to contract through a subadvisory relationship with a plan provider or change to a different record-keeper, which may result in lower revenues for our company due to the contract terms. If one or more plan sponsors were to cancel their contracts with us, fail to renew those contracts, or move to a subadvisory relationship, our revenue, operating results and financial condition could be harmed.

Our workplace discretionary portfolio management services make up a significant and growing part of our revenue base. Our business could suffer if fees we can charge for these services decline.

We earn fees for our discretionary portfolio management services based on the value of assets in the accounts we manage, which we refer to as AUM. We believe that these services will continue to make up a substantial and growing portion of our revenue for the foreseeable future. There are many investment advisory and management services and other financial products available in the marketplace, which puts downward pressure on fees for our discretionary portfolio management services, whether provided through or outside of the workplace. Congressional, regulatory or industry attention focused on fees for financial services, such as legislative constraints on fees or rules requiring additional disclosure regarding fees, could result in downward pressure on fees or impose limits on the fees we can charge for our discretionary portfolio management services. Our contract terms may include thresholds, which upon attainment, may reduce the fees we charge for our Professional Management service. If we lower the fees we charge for our discretionary portfolio management services in response to regulatory, contractual or competitive pressure, our revenue, operating results and financial condition could be harmed.

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

Our services involve the exchange of information, including detailed information regarding individual investors or information regarding plan participants provided by plan providers, plan sponsors, and retirement account custodians through a variety of electronic and non-electronic means. In addition, plan participants and clients routinely provide confidential information and input personal investment and financial information, including portfolio holdings and, in some instances, credit card data, into our systems.  Clients also provide confidential information to their advisors verbally and in written format, which is then input manually. Client records are maintained in our retail locations in paper files and local computers, and may be vulnerable to physical breaches. We rely on a complex network of process and software controls to protect the confidentiality of data provided to us, stored on our systems or on the systems of third-party vendors. If we do not maintain adequate internal controls or fail to implement new or improved controls, this data could be misappropriated or confidentiality could otherwise be breached. As we expand our business and increasingly integrate our services with and rely upon third parties we may be subject to increased risk and liability for security breaches. We must devote increasing management time and resources to monitoring third-party security controls. We could be subject to liability if any individual investor’s personal information is inappropriately disclosed or altered, or if third parties are able to penetrate our network security or otherwise gain access to any plan participant’s and client’s name, address, portfolio holdings, credit card number or other personal information. Any such event could subject us to claims for unauthorized credit card purchases, identity theft or other similar fraud claims or claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal information.

Many of our agreements with plan sponsors, plan providers and clients do not limit our potential liability for breaches of confidentiality, and consequential damages. If any person, including any of our employees, contractors, or consultants, penetrates our network security, misappropriates or mishandles sensitive data, inadvertently or otherwise, we could be subject to significant liability from our plan sponsors, plan providers, participants and clients for breaching contractual confidentiality provisions or privacy laws. In addition, our agreements with plan sponsors and plan providers require us to meet specified minimum system security and privacy standards. Given the growing concern over privacy and identity theft, we have been and expect to continue to be subject to increased scrutiny by both plan providers and plan sponsors, which have increased the frequency and thoroughness of their audits. If we fail to meet these standards, our plan sponsors and plan providers may seek to limit or terminate their agreements with us. Regulations in some states and proposed federal regulations may require notification via the press or to customers in the event of security breaches, which could harm our reputation and increase our costs of doing business. Unauthorized disclosure of sensitive or confidential data, whether through breach of our computer systems or third-party systems, systems failure or otherwise, could damage our reputation, expose us to litigation, cause us to lose business, harm our revenue, operating results or financial condition and subject us to regulatory action, which could include sanctions and fines.

We rely on plan providers, plan sponsors and custodians to provide us with accurate and timely plan and client data in order for us to provide our services, and we rely on plan providers and custodians to execute transactions in the accounts we manage.

Our ability to provide high-quality services depends, in part, on plan sponsors, plan providers and third-party account custodians supplying us with accurate and timely data in a usable format. Data transmissions from our plan sponsors and providers routinely contain errors or are not supplied in a timely manner. Although we have processes in place to attempt to detect and correct such errors and to encourage timely transmissions, our efforts may not be sufficient. Errors or delays in the data we receive, missing data, data transmitted in a format that we cannot readily use, or miscommunication about what data should be transmitted or in what format, could lead us to make advisory, transaction, disbursement or communication errors that could harm our reputation or lead to financial liability, or may prevent us from providing our services to, or earning revenue from, otherwise eligible clients. In addition, when we make changes in an account we manage, or direct a disbursement, we instruct the plan provider or custodian to execute the transactions. If a plan provider or custodian fails to execute transactions in an accurate and timely manner, it could harm our reputation or lead to financial liability. In turn, our revenue, operating results and financial condition could be harmed.

Our revenue could be harmed if we experience unanticipated delays in expected service availability.

We generally do not earn platform fees from a plan sponsor until our services are available to plan participants, and we do not earn fees for our Professional Management service until we begin to manage a participant’s account. Service delays may impact many or all accounts at a new plan sponsor and delay our ability to manage participant accounts and collect fees. If service availability is delayed due to actions or inactions on our part or on the part of a plan sponsor, plan provider or other third party, or due to matters beyond our control, our revenue would be harmed. This in turn would negatively affect our anticipated operating results and financial condition for a particular period.

We may be liable to our plan sponsors, plan participants, plan providers or individual clients for damages caused by system failures, errors or unsatisfactory performance of services.

If we fail to prevent, detect or resolve errors in our services, including services offered through our subsidiaries or third-party providers, regardless of the cause of the errors, our business and reputation could suffer. Errors in inputs or processing, such as plan set-ups, transaction instructions or plan participant data could be magnified across many accounts. We use an automated trading system for the workplace DC Professional Management service, and an error or failure of this system could result in widespread material trading errors, which could be exacerbated by financial market movement. Concentrated positions held by many plan participants, particularly in employer stock, could result in a large liability if a systematic input or processing error was to cause us to make errors in transactions relating to those positions.   The manual and individual nature of our Personal Advisor service increases the risk of human error or malfeasance and could cause mistakes in client transactions. Our advisors servicing our Personal Advisor clients are able to move client assets and to make changes to client investment accounts directly. When managing taxable accounts, errors could affect client tax obligations and create liability for us. We could also face liability if we fail to process a client’s instructions. We may not be able to identify or resolve these errors in a timely manner. In addition, failure to perform our services on a timely basis could result in liability. We may also have liability to the plan provider where we have a subadvisory relationship with the plan provider. In the past, our business has reimbursed plan providers, sponsors, participants and clients for errors in our services, and we expect to do so in the future. After an error is identified, resolving the error and implementing remedial measures has at times diverted the attention and resources of our management, key technical personnel and internal resources from other business concerns. Any errors in the performance of services for a plan sponsor or plan provider, or poor execution of these services, could result in a plan sponsor or plan provider limiting our ability to market existing or enhanced services, or terminating its agreement.  Similarly, transaction or service problems could cause clients to terminate their accounts. Although we attempt to limit our contractual liability for consequential damages in rendering our services, these limitations on liability may be unenforceable in some cases, or may be insufficient to protect us from liability for damages. ERISA and other applicable laws require that we meet a fiduciary obligation to plan participants. We maintain general liability insurance coverage, including coverage for errors or omissions; however, this coverage may not continue to be available on reasonable terms or may be unavailable in sufficient amounts to cover one or more large claims. An insurer might disclaim coverage as to any future claim. A successful assertion of one or more large claims, or several smaller claims, against us that exceed our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirement, in which event our operating results and financial condition could be harmed.

If our reputation is harmed, we could suffer losses in our business and revenue.

Our reputation, which depends on earning and maintaining the trust and confidence of plan providers, plan sponsors, plan participants and individual investors that are current and potential clients, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by plan fiduciaries, plan participants, such as the lawsuits challenging provider data connectivity fees filed in 2016, clients, current or former employees, or stockholders, employee misconduct, perceptions of conflicts of interest, rumors, communication errors, and transactional mistakes, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed, or do not specifically name us as a party to the complaint.

In addition, any perception that the quality of our investment advice may not be the same or better than that of other providers could also damage our reputation. Any damage to our reputation could harm our ability to attract and retain plan providers, plan sponsor customers, individual investors and key personnel. This damage could also cause current or potential clients to stop using or enrolling in our discretionary portfolio management services, which would adversely affect the amount of AUM on which we earn fees, in which event our revenue, operating results and financial condition could be harmed.

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

Acquisitions or similar transactions involving our plan providers or plan sponsors could negatively affect our business in a number of ways. After such a transaction, the plan provider or plan sponsor might terminate, not renew or seek to renegotiate the economic terms of its contract with us. Companies involved in these transactions may experience integration difficulties that could increase the risk of providing us inaccurate or untimely data or delay in service availability. Any of our existing plan sponsors may be acquired by an organization or a plan sponsor with no relationship with us, effectively terminating our relationship, or be acquired by a plan sponsor with an online services-only relationship, which might cause us to lose business and harm our revenue, operating results or financial condition. Plan providers could be acquired by a company offering competing services to ours, which could increase the risk that they terminate their relationship with us, or be acquired by an organization with no relationship with us which might cause us to lose that plan provider, have to renegotiate the economic terms of their contract with us and harm our revenue, operating results or financial condition. We cannot predict the impact, if any, that these corporate actions may have on our revenue, operating results or financial condition.

Our future success depends on our ability to recruit and retain qualified employees, including our executive officers and advisors.

Our ability to provide discretionary portfolio management services, investment advice and retirement income and maintain and develop relationships with plan participants, plan providers and plan sponsors depends largely on our ability to attract, train, motivate and retain highly skilled professionals, particularly professionals with backgrounds in sales, marketing, technology and financial and investment services. We believe that success in our business will continue to be based upon the strength of our intellectual capital. For example, due to the complexity of our services and the intellectual capital invested in our investment methodology and technology, the loss of personnel integral to our investment research, product development and engineering efforts would harm our ability to maintain and grow our business. Consequently, we must hire and retain employees with the technical expertise and industry knowledge necessary to continue to develop our services and effectively manage our growing sales and marketing organization to assist the growth of our operations. For example, following the previously-announced retirement of our current Chief Financial Officer, we are currently conducting a search for his replacement.

We believe there is significant competition for professionals with the skills necessary to perform the services we offer, particularly in the geographic area of our headquarters in Sunnyvale, California. We experience competition for analysts and other employees from financial institutions and financial services organizations such as hedge funds and investment management companies that generally have greater resources than we do and therefore may be able to offer higher compensation packages. Competition for these employees is intense, and we may not have sufficient human resources programs, practices and benefits to be able to retain our existing employees, or be able to recruit and retain other highly qualified personnel. If we cannot retain key employees from the acquisition of The Mutual Fund Store and its franchises, we may lose important knowledge and skills resident in that organization.  In addition, many of the advisors employed in our advisor network have developed personal relationships with their clients.  If we are not able to retain these advisors, their clients may close their accounts or leave to follow their advisor. If we cannot hire and retain qualified personnel, our ability to sustain and continue to expand our business would be impaired and our revenue, operating results and financial condition could be harmed.

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

Our discretionary portfolio management and investment advisory operations may subject us to liability for losses that result from a breach of our fiduciary duties or other obligations.

Our discretionary portfolio management and investment advisory operations involve fiduciary obligations that require us to act in the best interests of the plan participants to whom we provide advice or for whom we manage accounts. We may face liabilities for actual or claimed breaches of our fiduciary duties. We may not be able to prevent plan participants, plan sponsors or the plan providers to or through whom we provide investment advisory services from taking legal action against us for an actual or claimed breach of a fiduciary duty. Because we currently provide investment advisory services on substantial assets, we could face substantial liability to plan participants or plan sponsors if we breach our fiduciary duties. In addition, we may face liabilities for actual or claimed deficiencies in the quality or outcome of our investment advisory recommendations, investment management and other services, even in the absence of an actual or claimed breach of fiduciary duty. While we believe that we would have substantial and meritorious defenses against such a claim, we cannot predict the outcome or consequences of any such potential litigation.

Competition could reduce our share of the portfolio management, investment advisory and DC planning market and hurt our financial performance.

We operate in a highly competitive industry, with many investment advice providers competing for business from individual investors, financial advisors and institutional customers. Direct competitors that offer independent portfolio management and investment advisory services to plan participants in the workplace include Morningstar, Inc., GuidedChoice and ProManage, LLC. Plan providers that offer directly competing portfolio management and investment advisory services to investors in the workplace include Fidelity, Vanguard and Bank of America Merrill Lynch. We currently have relationships with Fidelity and Vanguard that allow us to provide our services to plan sponsors that elect to hire us for which Fidelity or Vanguard is the plan provider. Competitors outside of the workplace include large broker/dealers that provide financial services, such as Charles Schwab & Co., Inc. and Edward Jones, insurance companies such as MetLife and New York Life, other registered investment advisors such as Edelman Financial Services, Creative Planning, Personal Capital and Fisher Investments, and emerging competitors that provided portfolio management services delivered primarily through online channels and with minimal human interaction such as Wealthfront and Betterment (some of which also provide bundled services to the small retirement plan market). We also face indirect competition from products that could potentially substitute for our portfolio management services, investment advice and retirement income, most notably target-date funds. Target-date funds are offered by multiple financial institutions, including Fidelity, Vanguard, T. Rowe Price, Principal Funds, Wells Fargo Advantage, J.P. Morgan, Voya and Empower RetirementTM Funds. These funds provide generic asset allocation based on the investment horizon of the investor. Target-date funds, managed accounts and balanced funds have been granted Qualified Default Investment Alternative, or QDIA, status by the Department of Labor. In addition, with the introduction of the Income+ feature, indirect competitors who offer income solutions in retirement include providers of insurance products. Plan providers offer or may choose to offer directly and indirectly competitive products in the future. The plan providers with which we do not have contractually preferred relationships may enter into similar relationships with our competitors. This in turn may harm our business.

Many of our competitors have larger customer bases and significantly greater resources than we do or may have fewer regulatory or other constraints. This may allow our competitors to respond more quickly to new technologies and changes in demand for services, to devote greater resources to developing and promoting their services and to make more attractive offers to potential plan providers, plan sponsors and plan participants. Industry consolidation may also lead to more intense competition. Increased competition could result in price reductions or loss of market share, in which event our revenue, operating results and financial condition could be harmed.

If our intellectual property and technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position could suffer.

Our future success and competitive position depend in part on our ability to protect our proprietary technology and intellectual property. We rely and expect to continue to rely on a combination of trademark, copyright, patent and trade secret protection laws to protect our proprietary technology and intellectual property. We also require our employees, consultants, vendors, plan sponsors and plan providers to enter into confidentiality agreements with us. As of December 31, 2016, we have 16 issued U.S. patents which relate to novel aspects of our financial advisory platform, including user interface features, our pricing module, load-aware optimization, tax-aware asset allocation, financial goal planning, advice palatability, and other key technologies of our outcomes-based investing methodologies. One or more of our issued patents or pending patent applications may be called into question on the basis of being directed to abstract ideas or methods of doing or conducting business. The general validity of software patents and so called “business method” patents have been challenged in a number of jurisdictions, including the United States. Changes in patent laws or case law may impact the scope of patent-eligible subject matter by, for example, limiting what constitutes a patentable “process.” Our patents may become less valuable if software or business methods are found to be a non-patentable subject matter or if additional requirements are imposed that our patents do not meet.

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

We expect our growth to place significant demands on our management and other resources. Our success will depend in part upon the ability of our senior management to execute on our growth strategy and to manage growth effectively. We rely on proprietary and customized software, systems and reporting processes, which require experienced personnel to operate, maintain and expand, and which is made more complex by acquisition activity. Expansion creates new and increased management and training responsibilities for our employees. In addition, continued growth and our expanded business model increases the challenges involved in:

•	recruiting, training and retaining sufficient skilled technical, marketing, sales and management personnel;
•	determining when to use consultants or third-party software or services;
•	preserving our reputation and brand recognition;
•	preserving our culture, values and entrepreneurial environment;
•

successfully enhancing and expanding the range of services offered to our plan sponsors, DC plan participants and clients outside of the workplace, and achieving such enhancement or expansion sufficiently quickly to meet new or different customer demands or competition;

•

developing, improving and scaling our internal administrative infrastructure, particularly our post-acquisition financial, operational, compliance, recordkeeping, communications and other internal systems;

•	integrating and maintaining high levels of satisfaction with our services among plan sponsors, DC plan participants and clients; and
•	maintaining high levels of satisfaction with employees and clients.

We are subject to additional regulatory compliance requirements, as a result of being a public company, which causes additional expenses and challenges for our management team.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company related to corporate governance compliance. Such compliance includes the requirements of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Investor Protection and Securities Reform Act of 2010 as well as the rules and regulations implemented by the SEC and The NASDAQ Stock Market. Compliance with such requirements and training newly-acquired employees with respect to such compliance requirements has and will continue to divert internal resources and take a significant amount of time and effort. We rely upon proprietary and customized software, systems and reporting processes, which increases the complexity of our internal control structure and procedures for financial reporting and introduces more opportunities for error.  This risk is increased significantly by the need to establish public-company levels of controls on the acquired businesses of The Mutual Fund Store, which previously operated as private entities.

We are investing resources to comply with evolving laws and regulations, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting in our annual report on Form 10-K. Any claim that our internal controls over financial reporting are not effective as defined under Section 404, or that we have failed to comply with other public company regulatory requirements, regardless of merit or ultimate outcome, could subject us to lawsuits, stockholder derivative demands, sanctions or investigations by The NASDAQ Stock Market, the SEC, or other regulatory authorities.  This risk is increased significantly by the need to establish public-company levels of controls on the acquired business of The Mutual Fund Store. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404 or other regulatory requirements, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to meet public company regulatory compliance requirements effectively or efficiently, or there are changes in the standards, methods, estimates and judgments used in applying our accounting policies, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors.

We could face liability for certain information we disclose, including information based on data we obtain from other parties.

We may be subject to claims for securities law violations, negligence, or other claims relating to the information we disclose, such as the mutual fund assessments we call “scorecards.”  In addition, we provide information through newsletters and other topical communications to our clients and also host a regular radio program.  Our businesses also communicate through social media and other online means. Individuals who use our services may take legal action against us if they rely on information that contains an error, or a company may claim that we have made a defamatory statement about it or its employees. We could also be subject to claims based upon the content that is accessible from our website through links to other websites. We rely on a variety of outside parties as the original sources for the information we use in our published data. These sources include securities exchanges, fund companies and transfer agents.  Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others. Defending claims based on the information we publish could be expensive and time-consuming and could adversely impact our business, operating results and financial condition.

If our operations are interrupted as a result of system failures or service downtime, our business and reputation could suffer.

The success of our business depends upon our ability to obtain and deliver time-sensitive, up-to-date data and information. Key portions of our services are delivered using proprietary and customized software, systems and reporting processes, which require experienced personnel and cannot be duplicated by outside vendors or off-the-shelf products. Our operations and those of our plan providers and plan sponsors are vulnerable to interruption by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, Internet-based attacks and other events beyond our control. Any disruption in our services or operations could harm our ability to perform our services effectively which in turn could result in a reduction in revenue or a claim for substantial damages against us, regardless of whether we are responsible for that failure. We rely on our computer equipment, database storage facilities and other office equipment, which are located primarily in the seismically active San Francisco Bay area. We maintain off-site back-up facilities in Dulles, Virginia for our database and network equipment, but these facilities could be subject to the same interruptions that may affect our headquarters. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems, which may not provide full recovery.  We also depend on third-party vendors to deliver key services and software for our offering, provide facility and cloud storage and related maintenance of our main technology equipment and data.  Any failure by these vendors to perform those services, any temporary or permanent loss of our equipment or systems or any disruptions to basic infrastructure like power and telecommunications could impede our ability to provide services to our clients, harm our reputation, cause clients to stop using our investment advisory or discretionary portfolio management services, reduce our revenue and harm our business. Our agreements with our plan providers, plan sponsors, also require us to meet specified minimum system security and privacy standards. If we fail to meet these standards, our plan sponsors and plan providers, may seek to terminate their agreements with us. This in turn could damage our reputation and harm our market position and business.

Our business and reputation could be harmed by acquired franchisees.

The success of our business depends in part upon the operational and financial success of the franchises purchased in connection with The Mutual Fund Store acquisition.  At the closing of the acquisition of The Mutual Fund Store, approximately 17% of their locations were franchises, and we completed the purchase of these related franchises during the period of April 2016 through October 2016. Our inability to successfully operate and maintain the clients of these former franchises could adversely affect our operating results.

Prior to our acquisition of the franchises, we exercised limited control over how the franchisees’ businesses were run, and did not exercise day-to-day control over them.  Any operational or developmental shortcomings of these former franchisees, including their failure to comply with applicable laws prior to our purchase of the franchises, are likely to be attributed to our overall operations from the prospective of regulatory bodies and the public.  Any such failure could also subject us to regulatory investigation and penalties, subject us to client claims, as well as harm our reputation and brand.

Various state and federal laws govern our relationship with the former franchisees and our repurchase of the franchises. If we fail to comply with these laws, we could be liable for damages to franchisees, fines or other penalties. A former franchisee or government agency may bring legal action against us based on the franchisor/franchisee relationship. Litigation with the former franchisees or government agencies may be expensive, divert management’s time and resources and adversely affect our profits.

We are subject to risks associated with leasing space for our retail locations.

We operate over 130 retail locations located on leased premises. As leases underlying these locations expire, we may be unable to negotiate a new lease or lease extension, either on commercially acceptable terms or at all, which could cause us to close offices in desirable locations. As a result, our revenues and our brand building initiatives could be adversely affected. Current locations may become unattractive to us as demographic patterns change. We generally cannot cancel current leases. Therefore, if an existing or future retail location is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. If we are unable to manage these risks effectively, our business and financial results could be adversely affected.

We have incurred net losses in the past. We may incur net losses in the future.

As of December 31, 2016, we had retained earnings of $12.9 million. We incurred net losses in each year through 2008. We may incur net losses in the future, in which event our operating results and financial condition could be harmed.

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

We may be adversely affected as a result of new or revised legislation or regulations promulgated by Congress, the SEC, Department of Labor or other U.S. regulatory authorities or self-regulatory organizations that supervise the financial markets and our industry. In addition, we may be adversely affected by changes in the interpretation of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business. For example, additional requirements for fee disclosure have become effective in recent years and there is increased sponsor and consultant focus on the fees associated with all plan services, including our services. We may need to offer more or broader services to justify our fees or may need to lower our fees to retain or expand our existing business relationships. Legislation and regulation that changed certain existing restrictions relating to conflicts of interest, such as the February 2017 executive order directing the Department of Labor to review its conflict of interest rule and delaying implementation of such rule for six months, might lower the relative value of our independence, or allow for increased competition. Legislation may reduce or eliminate tax benefits associated with defined contribution plans or otherwise restructure defined contribution plans in a way that affects their use by plan sponsors or plan participants, which could cause a reduction in the number of plans where our services are offered or slow our AUM growth.

Future legislation or regulation could affect our ability to offer services for accounts other than 401(k) accounts or may impose requirements for retirement income forecasts and distribution that we might not be able to satisfy, or which might lower the relative value of our services or allow for increased competition. Changes to laws or regulations, or in their interpretation, or any change that results in our becoming subject to the jurisdiction of any additional regulator, such as a self-regulatory organization, could increase our potential liability for offering portfolio management services, investment advice and retirement income, affect our ability to offer our passive enrollment option or invalidate pre-dispute arbitration clauses in our agreements, leading to increased costs to litigate any claims against us. Changes to laws or regulations, or in their interpretation, could also increase our legal and compliance costs, divert internal resources and make some activities more time-consuming and costly. The laws, rules and regulations applicable to our business may change in the future, and we may not be able to comply with any such changes. If we fail to comply with any applicable law, rule or regulation, we could be fined, sanctioned or barred from providing investment advisory services in the future, which could materially harm our business and reputation.

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

We may also become subject to additional regulatory and compliance requirements as a result of any expansion or enhancement of our existing services or any services we may offer in the future. For example, we may be subject to insurance licensing or other requirements in connection with our DC retirement income planning services, even if our activities are limited to describing regulated products. One of our acquired subsidiaries is an insurance agency, which is an industry in which we have limited experience.

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

For example, the Financial Accounting Standards Board (FASB) is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards (IFRS). In connection with this initiative, the FASB issued several new accounting standards for revenue recognition that together supersede nearly all existing U.S. GAAP revenue recognition guidance. These new revenue recognition requirements will become effective for us on January 1, 2018 and we are currently in the process of evaluating the impact of these new requirements will have on our consolidated financial statements. For example, the way we account for certain of our sales transactions may be affected even if we do not change the way in which we transact with customers, such as our process of billing for services or collecting cash. The new standards may also impact how we account for certain direct costs associated with our revenues, including marketing costs and sales commissions. Adoption of the new requirements could have a significant impact on our financial statements and may impact our processes and our controls related to the recording of revenue.

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

Some of the plan providers to whom we are subadvisors are broker/dealers registered under the Securities Exchange Act of 1934, referred to as the Exchange Act, and are subject to the rules of the Financial Industry Regulatory Authority. When we act as a subadvisor, we may be subject to the oversight by regulators of another advisor. We may be affected by any regulatory examination of that plan provider.

In addition, our subadvisory arrangements are structured to follow Advisory Opinion 2001-09A, a Department of Labor opinion provided to SunAmerica Retirement Markets. We could also be adversely affected if the Department of Labor increases examination of these subadvisory arrangements or changes the interpretive positions described in the Advisory Opinion. We could be adversely affected if ERISA is amended in a way that overturns or materially changes the Department of Labor’s position in Advisory Opinion 2001-09A, such as the imposition of additional requirements relating to conflicts of interest on the plan providers to which we act as a subadvisor. Recent regulations imposed additional requirements relating to conflicts of interest on some of the plan providers to which we act as a subadvisor. If a plan provider(s) determines not to comply with these requirements, we may therefore not be able to continue to provide our services on a subadvisory basis. In such event, we could incur additional costs to transition our services for affected plan providers and their plan sponsors to another structure.

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

Our business will suffer if we do not keep up with rapid technological change, evolving industry standards or changing requirements of plan sponsors, plan providers, custodians and clients.

We expect technological developments to continue at a rapid pace in our industry. Our success will depend, in part, on our ability to continue to develop our technological expertise, recruit and retain skilled investment and technology professionals, and influence and respond to emerging industry standards and other technological changes.

In addition, we must continue to meet changing plan provider, sponsor, custodian and client expectations and requirements, including addressing plan complexities and meeting demands for specific features and delivery dates. For example, we expect that clients will require delivery of our services through tablets or mobile devices and will expect a seamless experience across these channels. We must accomplish all of these tasks in a timely and cost-effective manner without material error, and our failure to do so could harm our business, including materially reducing our revenue and operating results.

Risks Related to our Common Stock

Our share price may be volatile, and the value of an investment in our common stock may decline.

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, the 2016 range on intra-day sales prices for our common stock on The NASDAQ Global Select Market ranged from $23.22 to $39.95. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	general economic and market conditions;
•	issuance of new or updated research or reports by securities analysts;
•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected;
•	changes in the economic performance or market valuations of other companies engaged in providing portfolio management services, investment advice and retirement income;
•	loss of a significant amount of existing business;
•	public and analyst perception of our acquisition of The Mutual Fund Store, related franchise purchases, and our combined business;
•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;
•	regulatory developments in our target markets affecting us, our plan sponsors or our competitors;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	changes in the amounts, timing or frequency of any cash dividends we may pay;
•	the amount, timing or frequency of any share repurchases;
•	issuances, sales or expected sales of additional common stock; and
•	terrorist attacks or natural disasters or other such events impacting countries where we or our plan sponsors have operations.

For the years ended December 31, 2014, 2015 and 2016, our Board of Directors declared quarterly cash dividends in the amount of $0.06, $0.07 and $0.07 per share, respectively, of common stock outstanding. In February 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share. While we currently expect to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors. Any changes in the amounts, timing or frequency of any cash dividends we may pay could adversely affect market and investors’ perception of us and cause our stock price to decline.

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

The future sale of a substantial amount of shares of our common stock may negatively impact our stock price.

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

Over 9.8 million shares of our common stock were issued as consideration in our acquisition of The Mutual Fund Store and were registered for resale to the public by the former equity holders of The Mutual Fund Store.  Sales of these shares, particularly if sold by any of our affiliates and/or in substantial amounts or all at once or within a short time period, could cause the market price of our common stock to decline and affect our ability to raise equity capital.

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

We currently lease our principal executive offices in Sunnyvale, California. The lease term is for eight years and expires in May 2020. The premises consist of 80,995 square feet of office space with the right to lease additional space. We also lease 33,860 square feet of office space in Boston, Massachusetts under a lease term through July 2025. This Boston, Massachusetts lease includes ongoing right of first offer with respect to any contiguous space that becomes available, and a one-time expansion option with respect to specific space on the floor below the leased premises. In addition, we lease 35,741 square feet of office space in Phoenix, Arizona under a lease term through December 2021, primarily for our operations and call center.

In February 2016, we acquired the business of The Mutual Fund Store. The Mutual Fund Store leases a 33,100 square foot office in Overland Park, Kansas under a lease term of 11 years expiring in March 2027.  A lease covering The Mutual Fund Store’s previous principal executive offices in Overland Park, Kansas for premises of approximately 21,330 square feet expired in September 2016. Our combined business also has over 130 advisor center locations in over 35 states, representing over 186,000 square feet, with expiration dates through July 2027.

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

	High	Low
Fiscal year ending December 31, 2016
First Quarter	$33.85	$23.22
Second Quarter	$33.77	$23.56
Third Quarter	$32.58	$23.87
Fourth Quarter	$39.95	$25.00

Fiscal year ending December 31, 2015
First Quarter	$45.27	$32.66
Second Quarter	$45.43	$39.75
Third Quarter	$46.34	$28.90
Fourth Quarter	$40.00	$28.23

As of January 31, 2017, the number of record holders of our common stock was 97. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

During the years ended December 31, 2014, 2015 and 2016, the Board of Directors declared quarterly cash dividends totaling $0.24, $0.28 and $0.28 per share annually, respectively, of common stock outstanding. On February 14, 2017 the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on April 5, 2017 to record-holders as of March 22, 2017. While we currently expect to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors.

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

The following graph shows a comparison from December 31, 2011 through December 31, 2016 of the cumulative total stockholder return on our common stock with the cumulative total return of The NASDAQ Composite Index, the Financial Sector SPDR and S&P Small Cap 600 Index. The graph assumes an investment of $100 on December 31, 2010, and the reinvestment of any dividends. The reinvestment of cash dividends for our common stock is reflected in the table below, starting with the first cash dividend payment in April 2013. We did not pay any cash dividends prior to fiscal year 2013.

The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Financial Engines, Inc.,

The NASDAQ Composite Index, Financial Sector SPDR and the S&P Small Cap 600 Index

* S100 invested in stock as of December 31, 2010 — including reinvestment of dividends

Unregistered Sales of Equity Securities

For the year ended December 31, 2016, we issued 214,539 shares of common stock upon the exercise of options to purchase our common stock granted under our 1998 Stock Plan. The shares of common stock issued pursuant to these stock options were unregistered securities granted under our 1998 Stock Plan as permitted by Rule 701 of the Securities Act of 1933. The aggregate purchase price of the shares was $1.6 million, all of which was received in cash. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

On February 1, 2016, in connection with the closing of the acquisition of The Mutual Fund Store and as part of the merger consideration, we issued 9,885,889 shares of our common stock to such former equity holders.  Such issuance was made pursuant to an exemption under Regulation D, as promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50.0 million of our common stock in open market purchases or negotiated transactions over the subsequent twelve-month period. We used $38.5 million of cash to repurchase 997,000 shares of our common stock during the year ended December 31, 2015 and used a total of $47.6 million to repurchase 1,277,000 shares during the twelve-month duration of the program. The stock repurchase program expired on November 4, 2015 and there were no purchases made in the fourth quarter of 2015 or since then.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

On February 1, 2016, we completed the acquisition of The Mutual Fund Store and as a result, our revenue and expenses increased significantly.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands, except per share data)
Statements of Income Data:
Revenue:
Professional management	$150,872	$202,811	$245,812	$277,162	$385,944
Platform	32,373	33,475	33,071	30,766	28,366
Other	2,577	2,672	3,037	2,794	9,627
Total revenue	185,822	238,958	281,920	310,722	423,937
Costs and expenses:
Cost of revenue	70,025	91,990	112,817	131,011	186,009
Research and development	25,483	30,917	29,830	35,581	37,983
Sales and marketing	39,206	43,400	50,091	61,262	84,068
General and administrative	15,537	21,353	22,453	28,813	46,497
Amortization of intangible assets, including internal use software	6,125	6,402	5,974	4,900	15,408
Loss on reacquired franchisee rights	-	-	-	-	4,092
Total costs and expenses	156,376	194,062	221,165	261,567	374,057
Income from operations	29,446	44,896	60,755	49,155	49,880
Interest income, net	3	58	169	356	176
Other income (expense)	100	(13)	3	(30)	(784)
Income before income taxes	29,549	44,941	60,927	49,481	49,272
Income tax expense	10,975	14,986	23,975	17,864	20,712
Net income	$18,574	$29,955	$36,952	$31,617	$28,560

Net income per share attributable to holders of common stock
Basic	$0.40	$0.61	$0.72	$0.61	$0.47
Diluted	$0.37	$0.57	$0.69	$0.60	$0.46
Shares used to compute net income per share attributable to holders of common stock
Basic	46,741	49,512	51,601	51,732	60,962
Diluted	50,211	52,335	53,309	53,039	62,103

Cash dividends per share declared to common stockholders	$-	$0.20	$0.24	$0.28	$0.28

Non-GAAP Financial Data:
Adjusted EBITDA(1)	$55,809	$79,295	$98,602	$95,587	$134,288
Adjusted net income(2)	$24,984	$39,037	$48,923	$49,360	$69,973
Adjusted earnings per share (3)	$0.50	$0.75	$0.92	$0.93	$1.13

(1)	The table below sets forth a reconciliation of GAAP net income to non-GAAP adjusted EBITDA based on our historical results:

	Year Ended December 31,
Non-GAAP adjusted EBITDA	2012	2013	2014	2015	2016
	(In thousands, unaudited)
GAAP net income	$18,574	$29,955	$36,952	$31,617	$28,560
Interest income, net	(3)	(58)	(169)	(356)	(176)
Income tax expense	10,975	14,986	23,975	17,864	20,712
Depreciation and amortization	3,084	4,024	4,930	6,092	8,946
Amortization of intangible assets (excluding internal use software)	-	-	-	-	10,111
Amortization of internal use software	5,726	6,007	5,614	4,566	4,853
Amortization and impairment of direct response advertising	5,149	5,994	6,010	5,359	4,702
Amortization of deferred sales commissions	1,932	1,869	1,525	1,717	1,560
Stock-based compensation expense	10,372	16,518	19,765	26,028	33,689
Acquisition-related expenses(1)	-	-	-	2,700	17,239
Loss on reacquired franchisee rights	-	-	-	-	4,092
Non-GAAP adjusted EBITDA	$55,809	$79,295	$98,602	$95,587	$134,288

(1)	We expect to incur acquisition-related expenses through the first quarter of 2017.

(2)	The table below sets forth a reconciliation of GAAP net income to non-GAAP adjusted net income based on our historical results:

	Year Ended December 31,
Non-GAAP adjusted net income	2012	2013	2014	2015	2016
	(In thousands, unaudited)
GAAP net income	$18,574	$29,955	$36,952	$31,617	$28,560
Stock-based compensation expense	10,372	16,518	19,765	26,028	33,689
Amortization of intangible assets (excluding internal use software)	-	-	-	-	10,111
Acquisition-related expenses	-	-	-	2,700	17,239
Loss on reacquired franchisee rights	-	-	-	-	4,092
Income tax expense from non-deductible transaction expenses(1)	-	-	-	-	1,162
Release of valuation allowance	-	(1,125)	(243)	(11)	-
Tax effect of adjustments(2)	(3,962)	(6,311)	(7,551)	(10,974)	(24,880)
Non-GAAP adjusted net income	$24,984	$39,037	$48,923	$49,360	$69,973

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

(3)	The table below sets forth a reconciliation of GAAP diluted earnings per share to non-GAAP adjusted earnings per share based on our historical results:

	Year Ended December 31,
Non-GAAP adjusted earnings per share	2012	2013	2014	2015	2016
	(In thousands, except per share data, unaudited)
GAAP diluted earnings per share	$0.37	$0.57	$0.69	$0.60	$0.46
Stock-based compensation expense	0.21	0.32	0.37	0.49	0.54
Amortization of intangible assets (excluding internal use software)	-	-	-	-	0.16
Acquisition-related expenses	-	-	-	0.05	0.28
Loss on reacquired franchisee rights	-	-	-	-	0.07
Income tax expense from non-deductible transaction expenses(1)	-	-	-	-	0.02
Release of valuation allowance	-	(0.02)	-	-	-
Tax effect of adjustments(2)	(0.08)	(0.12)	(0.14)	(0.21)	(0.40)
Non-GAAP adjusted earnings per share	$0.50	$0.75	$0.92	$0.93	$1.13

Shares of common stock outstanding	46,741	49,512	51,601	51,732	60,962
Dilutive stock options, RSUs and PSUs	3,470	2,823	1,708	1,307	1,141
Non-GAAP adjusted common shares outstanding	50,211	52,335	53,309	53,039	62,103

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

	As of December 31,
	2012	2013	2014	2015	2016
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$181,231	$126,003	$126,564	$305,216	$134,246
Short-term investments	$-	$120,027	$179,885	$39,936	$-
Working capital	$212,513	$287,489	$347,695	$368,768	$170,499
Total assets	$306,833	$375,681	$435,045	$482,580	$840,136
Capital leases	$232	$199	$262	$367	$258
Total liabilities	$43,447	$53,795	$54,834	$67,433	$92,805
Total stockholders’ equity	$263,386	$321,886	$380,211	$415,147	$747,331

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of independent, technology-enabled comprehensive financial advisory services, discretionary portfolio management, personalized investment advice, financial and retirement income planning, financial education and guidance. We help individuals, either online or with an advisor, develop a strategy to reach investing and retirement goals by offering a comprehensive set of services, including holistic, personalized plans for saving and investing, assessments of retirement income, and the option to meet face-to-face with a dedicated financial advisor at one of more than 130 advisor centers nationwide. Our advice and planning services cover employer-sponsored defined contribution (DC) accounts (401(k), 457, and 403(b) plans), IRA accounts, and taxable accounts.

We use our proprietary advice technology platform to provide our services to millions of DC plan participants in the workplace and individuals outside of the workplace on a cost-efficient basis. We believe that our services have significantly increased the accessibility to plan participants of low-cost, high-quality, independent, personalized portfolio management services, investment advice and retirement income planning.

Our business model is based primarily on providing advisory services to DC plan participants in the workplace.  We also provide advisory services directly to individual clients outside of the workplace. Clients are defined as individuals who utilize our services, including Professional Management, Personal Advisor, Online Advice, education or guidance. We work with three key constituencies: individual investors, plan sponsors (employers offering DC plans to their employees) and plan providers (companies providing administrative services to plan sponsors).

We maintain two types of relationships with DC plan providers. In direct advisory relationships, we are the primary advisor and a plan fiduciary. In subadvisory relationships, the plan provider (or its affiliate) is the primary advisor and plan fiduciary, and we act in a subadvisory capacity.

In February 2016, we completed the acquisition of Kansas City 727 Acquisition LLC, a Delaware limited liability corporation, as well as its subsidiaries and certain affiliates, and also completed the acquisition of all franchises during the period April 2016 to October 2016 (collectively, “The Mutual Fund Store”).

Revenue

We generate revenue through three primary sources: professional management, platform and other revenue.

Professional Management Revenue

We derive professional management revenue from client fees paid by or on behalf of both DC and individual investor clients who are enrolled in one of our discretionary portfolio management services (either the Professional Management service or the Personal Advisor service) for the management of their account assets. We continue to use the term professional management revenue to include revenue from both the Professional Management and Personal Advisor services. Our Professional Management service is a discretionary personalized portfolio management service for DC participants who want to work with or delegate the management of their retirement accounts to a professional with the help of an advisor team. Personal Advisor is a personalized service that can provide discretionary portfolio management on a client’s 401(k), IRA and/or taxable assets, as well as comprehensive financial planning and a dedicated advisor representative that participants can meet with in person, online or by phone. Our retirement income solutions, including Income+ and Retirement Paycheck, which are features of our Professional Management and Personal Advisor services, respectively, provide clients approaching or in retirement with discretionary portfolio management with an income objective and steady monthly payments from their accounts during retirement, including Social Security claiming guidance and planning. The Professional Management service is generally made available to prospective clients by written agreements with the plan provider, the plan sponsor and the plan participant in a DC plan (and may be provided on a subadvisory basis); and the Personal Advisor service is generally made available by written agreements with individual investors for the Personal Advisor service.

Our arrangements with clients using discretionary portfolio management services generally provide for fees based on the value of assets we manage and are generally payable quarterly in arrears. The majority of our client fees across both services, as well as across both advisory and subadvisory relationships for DC accounts, are calculated on a monthly basis, as the product of client fee rates and the value of assets under management (AUM) at or near the end of each month. In general, we expect this monthly methodology to reduce the impact of financial market volatility on this portion of our professional management revenue, although this methodology may result in lower client fees if the financial markets are down when client fees are calculated, even if the market had performed well earlier in the month or the quarter. For IRA and taxable accounts, our client fees are calculated on a quarterly basis at the end of each quarter. In general, we expect this quarterly methodology to potentially result in greater impact of financial market volatility on this portion of our professional management revenue and may result in lower client fees if the financial markets are down when client fees are calculated, even if the market had performed well earlier in the month or the quarter.

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

In order to encourage utilization of our Professional Management service, we use a variety of promotional and communication techniques, some of which can potentially impact the amount of revenue recognized, the timing of revenue recognition or both. Historically, we have seen a general preference from workplace plan sponsors to commence campaigns in the second and third quarters of the year and we expect this trend to continue. We would generally expect our professional management revenue to continue to increase as a percentage of overall revenue, which will cause our revenue to become increasingly more sensitive to market performance.

Professional management revenue is earned as services are performed. We use estimates primarily related to the portion of professional management revenue that has not been invoiced and is not otherwise due from the customer at period end.

Professional Management Revenue Metrics

AUM is defined as the amount of assets that we manage as part of our discretionary portfolio management services, including assets managed through franchises during the period of February 2016 to October 2016. Our AUM is the value of assets under management as reported by plan providers and custodians at or near the end of each month or quarter.

DC AUM is the DC asset balances associated with clients enrolled in the Professional Management service, including those at plan sponsors where enrollment campaigns are not yet concluded or have not yet commenced, as of a specified date. We measure enrollment in our Professional Management service by DC clients as a percentage of eligible DC prospective clients and by DC AUM as a percentage of defined contribution account Assets Under Contract (DC AUC). IRA and taxable account AUM represent the IRA and taxable account asset balances associated with those clients enrolled in the Personal Advisor service as of a specified date.

As of December 31, 2016, we had approximately $127.7 billion of DC AUM and $10.3 billion of IRA and taxable account AUM associated with approximately 1,012,000 total clients.

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

As of December 31, 2016, we had approximately $1.05 trillion of DC AUC and 9.4 million prospective clients in DC plans for which the Professional Management service is available, which includes approximately $450 billion of DC AUC and 4.1 million prospective clients in DC plans at 205 plan sponsors for which Income+ has been made available to prospective clients.

As of December 31, 2016, we had 382 Income+ plan sponsor contracts, including the aforementioned 205 plan sponsors where Income+ has been made available to prospective clients and 177 plan sponsors for which the Professional Management service has not yet been made available, representing a total of approximately $596 billion of DC AUC and 5.6 million prospective clients.

As of December 31, 2016, approximately 10.3% of DC eligible prospective clients were enrolled as clients and 12.1% of DC AUC was enrolled as DC AUM.

Changes in AUM

The following definitions are provided and relate to the table below, illustrating estimated changes in our AUM over the last four quarters.

New assets from new clients represents the aggregate amount of new AUM, measured at or near the end of the quarter, from new clients who enrolled in one of our discretionary portfolio management services within the quarter. We receive DC account balances for each new client at least weekly, and accordingly, we are generally able to measure the DC account asset balances within a week of the end of the quarter for new clients. For new clients with new IRA and taxable accounts assets, we are generally able to measure the account balances as of the last day of the quarter. New client assets for IRA and taxable accounts are those assets acquired within a ninety-day period after enrollment during which assets may be rolled into those accounts, and new client assets acquired in the subsequent quarter after enrollment are valued as of the last day of that subsequent quarter.

New assets from existing clients represents the aggregate amount of new AUM within the quarter from existing clients who originally enrolled in one of our discretionary portfolio management services during a prior period. These new assets include employer and employee contributions into DC plan accounts, as well as assets added by existing clients into new or existing IRA and taxable accounts. Employer and employee DC contributions data is estimated each quarter from annual contribution rates based on data received from plan providers or plan sponsors. Typically, we receive data from plan providers or plan sponsors via weekly client files, allowing us to estimate contributions for those clients for whom we have received this data. After the first 90 days, new clients become existing clients. For new IRA and taxable account assets, we are generally able to measure the new assets from existing clients as of the date the additional assets are deposited.

Voluntary cancellations represent the aggregate amount of assets, measured at or near the start of the quarter, for clients who have voluntarily terminated their discretionary portfolio management service relationship within the period. Clients may cancel at any time without any requirement to provide advance notice. Our quarter-end AUM excludes all of the assets of any accounts cancelled by a client prior to the end of the last day of the quarter. We receive DC account balances for each client at least weekly, and accordingly, we are able to measure the DC account asset balances within a week of the start of the quarter for existing clients. For existing IRA and taxable accounts assets, we are able to measure the account balances as of the first day of the quarter.

Involuntary cancellations represent the aggregate amount of DC assets, measured at or near the start of the quarter, for clients whose Professional Management service relationship was terminated within the period for reasons other than a voluntary termination. Such cancellations may occur when all of the client’s account balances have been reduced to zero or when the cancellation of a plan sponsor contract for the Professional Management service has become effective within the period. Plan sponsors may cancel their contract for the provision of Professional Management services upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for clients of that plan sponsor is included in our AUM until the effective date of the cancellation, which is typically the business day following the termination date, after which it is no longer part of our AUM. If a client’s accounts value falls to zero, either upon the effective date of a sponsor cancellation or as a result of the client transferring the entire balance of their accounts, we will terminate their Professional Management service relationship.

Assets withdrawn by existing clients includes voluntary withdrawals from IRA and taxable accounts. Voluntary withdrawals represent the aggregate amount of assets, measured at the time of withdrawal, for clients who took automatic distributions or who otherwise withdrew funds from their managed IRA or taxable accounts without terminating their service relationship within the period.

Market movement and other factors affecting AUM include estimated market movement, plan administrative and investment advisory fees, client loans, hardship and other defined contribution account withdrawals, and timing differences for the data feeds for clients enrolled in our Professional Management service throughout the period. We expect that market movement would typically represent the most substantial portion of this line item in any given quarter.

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q1'16	Q2'16	Q3'16	Q4'16
	(In billions)
AUM, beginning of period	$113.4	$122.0	$125.3	$134.4
New assets - new clients(1)	3.0	4.6	4.4	5.9
New assets - existing clients(2)	1.9	2.0	2.2	2.1
New assets - acquisitions(3)	9.8	-	-	-
Asset cancellations - voluntary(4)	(2.0)	(1.8)	(1.9)	(2.3)
Asset cancellations - involuntary(5)	(3.3)	(1.4)	(1.8)	(2.1)
Assets withdrawn - existing clients	-	(0.1)	(0.1)	(0.2)
Net new assets	9.4	3.3	2.8	3.4
Market movement and other	(0.8)	-	6.3	0.2
AUM, end of period	$122.0	$125.3	$134.4	$138.0

(1)

For quarters prior to Q1’16, these DC assets were measured as of the time of enrollment and effective Q1’16, these assets were measured on or near the end of the quarter. Differences resulting from this definitional change are considered to be immaterial for the periods presented.

(2)	For Q1’16, Q2’16, Q3’16 and Q4’16, we estimate employer and employee DC plan contributions to be $1.9 billion, $1.9 billion, $2.0 billion and $1.9 billion, respectively.
(3)	The value of the AUM as of March 31, 2016 that resulted from The Mutual Fund Store acquisition on February 1, 2016.

(4)

For quarters prior to Q1’16, these assets were measured as of the time of cancellation and effective Q1’16, these assets were measured on or near the beginning of the quarter.  Differences resulting from this definitional change are considered to be immaterial for the periods presented.

(5)

Involuntary client cancellations due to the effective date of a plan sponsor cancellation occurring between January 1, 2017 and January 31, 2017 would cause the total AUM that was reported as of December 31, 2016 to be reduced by 0.5%. For quarters presented prior to Q1’16, these assets were measured as of the time of cancellation and effective Q1’16, these assets were measured on or near the beginning of the quarter.  Differences resulting from this definitional change are considered to be immaterial for the quarters presented.

For the last four quarters, the weekly client files contained annual contribution rates, employer matching and salary levels for a subset of our total clients, representing approximately 91%-96% of our overall AUM. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM.

Our AUM increases or decreases based on several factors. AUM can increase due to market performance, by the addition of new assets as clients enroll into our discretionary portfolio management services, and by the addition of new assets from existing clients, including from employee and employer contributions into their DC accounts. AUM can decrease due to market performance and by the reduction of assets as a result of clients terminating their relationships, clients rolling their assets out of their accounts, and sponsors canceling our discretionary portfolio management services. Historically, client cancellation rates have typically increased during periods where there has been a significant decline in stock market performance. In addition, client cancellation rates are typically the highest during the six months immediately following the completion of a given promotion, and certain types of promotional techniques may result in higher than average cancellation rates at the end of the promotional period.

As of December 31, 2016, the approximate aggregate style exposure of the accounts we managed was as follows:

Domestic Equity	47%
International Equity	25%
Bonds	25%
Cash and uncategorized assets(1)	3%
Total	100%

(1)	Uncategorized assets may include CDs, options, warrants and other vehicles not currently categorized.

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

The trends associated with our professional management revenue are driven primarily by trends related to our AUM, as well as the trends related to client fees. The factors primarily affecting our AUM include our ability to enroll and retain clients in our discretionary portfolio management services, to retain existing and to sign new contracts with sponsors, providers and custodians, the level of employee, employer and individual investor contributions and market performance. The factors primarily affecting our client fees include the value of services provided and related industry pricing trends, as well as the contractually-negotiated fee rates we receive for our DC subadvisory services and fee changes as a result of achieving certain sponsor-based enrollment milestones for our DC direct advisory services.

Platform Revenue

We derive platform revenue from recurring, subscription-based fees for access to our services, including Online Advice, education and guidance, and to a lesser extent, from setup fees. Online Advice is a non-discretionary, Internet-based investment advisory service, which includes personalized online savings and investment advice and retirement income projections for clients who want to manage their retirement themselves. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the DC plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over seven years.

Other Revenue

Other revenue includes fees for non-retirement account servicing, franchise royalty fees, reimbursement for a portion of marketing and client materials from certain subadvisory relationships and reimbursement for providing personal statements to prospective clients from a limited number of plan sponsors. The fees for non-retirement account servicing do not impact client fees paid for discretionary portfolio management services, and are disclosed in the applicable Form ADV of our advisory subsidiaries. Due to a contract modification, we no longer expect to have account servicing fee revenue effective January 1, 2017. Franchise royalty fees were applicable for the period of February 1, 2016 to September 30, 2016 and recognized as revenue as the services were performed by the franchisees. The franchise royalty fees were based on specified percentages of the franchisees’ advisory fees billed to their clients, which were primarily based on predetermined percentages of the market value of the AUM and are affected by changes in the AUM.  As we have acquired all remaining franchises, we no longer expect to have franchise royalty revenue subsequent to October 1, 2016.  Professional management revenue earned subsequent to the respective acquisition date of the franchises is included in professional management revenue. Costs associated with reimbursed printed fulfillment materials are expensed to cost of revenue as incurred.

Costs and Expenses

Employee compensation and related expenses represent our largest expense.  These expenses include employee-related expenses including wages, benefits expenses and employer payroll tax, cash incentive compensation expense, variable cash compensation expense related to ongoing asset servicing activities by advisor center advisors, commission expense, and non-cash stock-based compensation expense. Our cash incentive compensation plan is based, in part, on achieving pre-determined annual corporate financial objectives and may result in an increased current period expense while the anticipated revenue benefits associated with the achievement of such corporate financial objectives may be realized in future periods. We allocate compensation, including wages, cash incentive compensation expense and non-cash stock-based compensation, and other expenses from overhead departments such as human resources, facilities and information technology to our cost of revenue, research and development, sales and marketing, general and administrative functional areas, as well as to internal use software, which is included in amortization of intangible assets.

We expect our headcount to increase over time, and to be a primary area of growth in our costs and expenses. We anticipate granting equity awards to board members and certain of our employees each year that may result in significant non-cash stock-based compensation expense. We anticipate the largest grant events to typically occur in the first quarter of each year, although significant awards may also be granted at other times. In 2016, we began to issue restricted stock units as the primary stock award for non-executive employees, rather than stock options. We anticipate providing annual compensation increases to certain of our employees each year, typically in the first quarter, that would result in an increase primarily to wages and cash incentive compensation expenses.

Other costs and expenses include the costs of fees paid to plan providers related to the exchange of plan and prospective client data as well as implementing our transaction instructions for client accounts, printed marketing and client materials and postage, facilities-related expenses, advertising including radio and digital, consulting and professional service expenses, amortization and depreciation for hardware and software purchases and support, and amortization of intangible assets.

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue.    Cost of revenue includes fees paid to plan providers for connectivity to plan and plan prospective client data, printed materials fulfillment costs for certain subadvisory relationships for which a portion are reimbursed, and printed client materials Also included in cost of revenue are employee-related costs for in-person dedicated advisor centers, including variable cash compensation expense related to ongoing asset servicing activities, as well as employee-related costs for call center advisors, operations, implementations, technical operations, portfolio management and client service administration. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, facilities-related expenses, purchased materials and depreciation. Costs for connectivity to plan and prospective client data are expected to increase proportionally with our professional management revenue related to DC AUM. The expenses included in cost of revenue are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our Consolidated Statements of Income.

Research and Development.    Research and development expense includes costs associated with defining and specifying new features and ongoing enhancement to our advice engines and other aspects of our service offerings, investment methodology, financial research, quality assurance, related administration and other costs that do not qualify for capitalization. Costs in this area are related primarily to employee compensation for our engineering, product development and investment research personnel and associated expenses, and to a lesser extent, external consulting expenses related to development, support and maintenance of our existing services.

Sales and Marketing.    Sales and marketing expense includes costs associated with product and consumer marketing, provider and sponsor relationship management, provider and sponsor marketing, direct sales, corporate communications, public relations, creative services, sales related call center activities, advertising and live seminars, and printing of, and postage for, marketing materials for direct advisory relationships, including amortization of direct response advertising. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs, including radio and digital advertising. Amounts received for support of marketing and client acquisition efforts are credited ratably to marketing expense. The fees for such support do not impact client fees paid for discretionary portfolio management services, and are disclosed in the applicable Form ADV of the company advisory subsidiaries.

General and Administrative.    General and administrative expense includes costs for finance, accounting, legal, compliance, risk management and administration, as well as acquisition-related expenses, when applicable. Costs in this area include employee compensation and related expenses, and fees for consulting and professional services. We have incurred and we expect that we will continue to incur expenses as a result of being a public company for, among other things, SEC reporting and compliance, including compliance with the Sarbanes-Oxley Act of 2002, director compensation, insurance, and other similar expenses.

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

Franchise Acquisitions in April 2016

In April 2016, we completed the acquisition of seven franchises for total aggregate cash consideration of $14.4 million.

Franchise Acquisitions in July and August 2016

In July and August 2016, we completed the acquisition of six franchises for a total aggregate cash consideration of $8.1 million.

Franchise Acquisitions in October 2016

In October 2016, we completed the acquisition of the eight remaining franchises for total aggregate cash consideration of $12.8 million.

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

Purchase Price Accounting

On February 1, 2016, we completed the acquisition of The Mutual Fund Store for aggregate consideration totaling approximately $513 million, consisting of approximately $246 million in cash and 9,885,889 shares of our common stock, subject to certain closing and post-closing adjustments.  A portion of the acquisition consideration was placed in an escrow fund for up to 14 months following the closing for the satisfaction of certain indemnification claims. In April 2016, we completed the acquisition of seven franchises for a total aggregate cash consideration of $14.4 million. In July and August 2016, we completed the acquisition of six franchises for a total aggregate cash consideration of $8.1 million. In October 2016, we completed the acquisition of the eight remaining franchises for total aggregate cash consideration of $12.8 million. For more information on these acquisitions, see Note 4 to the consolidated financial statements.

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

We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. Intangible assets consist of customer relationships, trademarks and trade names, franchise agreements and favorable/unfavorable operating leases. Factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. There were no impairments or changes in useful lives of acquired intangible assets during the year ended December 31, 2016.

The carrying amount of goodwill is tested for impairment each year in the fourth quarter, or more frequently if facts and circumstances warrant a review, by using a two-step process. We have concluded that we have a single reporting unit for the purpose of goodwill impairment testing, and accordingly, all goodwill resides within a single reporting unit. We compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, we would perform a measurement of the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. There were no indicators of impairment to the carrying amount of goodwill during the year ended December 31, 2016.

Direct Response Advertising

Effective July 1, 2009, we commenced capitalization of advertising costs associated with direct advisory active enrollment campaigns, where marketing materials are sent to solicit enrollment in our Professional Management service, which caused a significant amount of costs to be capitalized for the years ended December 31, 2014, 2015 and 2016. Our advertising costs consist primarily of printed materials associated with new client solicitations, as well as internal labor costs associated with the production of these printed materials. Advertising costs that do not qualify as direct response advertising are expensed to sales and marketing at the first time the advertisement takes place. As campaign materials are modified over time, we evaluate the content to ensure we have properly identified those campaigns which qualify for capitalization per the accounting definition of direct-response advertising and expense those campaigns that do not qualify as incurred.

Direct response advertising costs are capitalized only if the primary purpose of the advertising is to elicit sales to customers who could be shown to have responded specifically to the advertising and the direct response advertising results in probable future benefits. Advertising costs relating to passive enrollment campaigns, where the plan sponsor defaults all eligible clients into the Professional Management service unless they decline, and other general marketing materials sent to participants do not qualify as direct response advertising and are expensed to sales and marketing in the period the advertising activities first take place. Printed fulfillment costs relating to subadvisory campaigns do not qualify as direct response advertising and are expensed to cost of revenue in the period in which the expenses were incurred. Advertising costs associated with direct advisory active enrollment campaigns that result in probable future benefits qualify for capitalization as direct response advertising. The capitalized costs are amortized over the period over which the future benefits are expected to be received. Because of how we earn revenue from our Professional Management service, demonstrating that the direct response advertising related to our direct advisory active enrollment campaigns results in probable future benefits requires us to make several assumptions about the average period of probable future benefits, the gross revenue we will earn and costs we will incur as a result of each campaign.

We have developed forecasting methodologies that have a degree of reliability sufficient to reasonably estimate the future gross revenue stream associated with a given campaign. The estimates we use in our forecasting methodologies include average period of probable future benefits, change in AUM due to market performance, AUM cancellation rates, net contribution rates and estimated enrollment results for campaigns that have not yet been completed. We have estimated our period of probable future benefits by considering both the historical retention rate of our clients while not exceeding the number of years over which we can accurately forecast future net revenues. The change in AUM due to market performance is an estimate of future stock market performance and its estimated relative effect on our AUM. AUM cancellation rate is defined as the rate at which assets will cancel out of the Professional Management service due to voluntary client terminations. A voluntary client termination is when a client contacts us and terminates his or her membership in the Professional Management service. Involuntary cancellations (such as sponsor and employee terminations or rollovers) are captured in the net contribution rate. Net contribution rate is defined as the net amount assets will increase as a result of new contributions into the 401(k) plan less the amount assets will decrease as a result of disbursements from the 401(k) plan, as a result of involuntary cancellations. We have estimated AUM cancellation and net contribution rates by analyzing their respective historical rates. We currently have assumed a probable period of future benefits of three years, no change in AUM due to market performance and a zero net contribution rate for the purpose of calculating estimated gross revenue. The realizability of the amounts of direct response advertising reported as assets are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising.

As of December 31, 2016, $5.8 million of advertising costs associated with Professional Management service active choice enrollment campaigns were reported as assets. During the years ended December 31, 2014, 2015 and 2016, we capitalized $4.6 million, $4.4 million and $3.5 million, respectively, of direct response advertising costs. Advertising expense was $6.9 million, $8.2 million and $19.9 million for the years ended December 31, 2014, 2015 and 2016, respectively, of which direct response advertising amortization was $6.1 million, $5.5 million and $4.8 million, respectively. During the years ended December 31, 2014, 2015 and 2016, impairments to direct response advertising were immaterial. Advertising expense other than direct response advertising amortization, such as radio and digital advertising, was expensed as incurred.

The table below evaluates the sensitivity of the two estimates that are most impactful to the realizability of the net capitalized direct response advertising costs as of December 31, 2016, namely average period of probable future benefits and assumed change in our AUM due to market performance. This sensitivity analysis considered all historic and current year campaigns with a net capitalized balance as of December 31, 2016 under our current assumptions of a three-year average period of probable future benefits and 0% change in AUM due to market performance per year. The sensitivity table indicates the additional expense charges that would have been recorded as of December 31, 2016 if, effective January 1, 2016, we had assumed different levels of change in AUM due to market performance and assumed an estimated period of probable benefits other than 3 years.

Direct Response Advertising Sensitivity Analysis

Additional Expense (Impairments) to be Recognized

	Assumed Change in AUM due to Market Performance (1)
	-20%	-10%	0%	8%
	(In thousands)
Average Period of Probable Future Benefits:
1 year	$6,625	$6,371	$6,180	$6,070
2 years	$2,714	$2,228	$1,919	$1,819
3 years	$696	$290	$-	$-
4 years	$158	$18	$-	$-
5 years	$143	$18	$-	$-

(1)

Any comparable percentage change to AUM due to market performance, net contribution rate and AUM cancellation rate would have the same relative impact on the sensitivity analysis as they all directly impact client AUM.

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

We continually evaluate additional facts representing both positive and negative evidence in the determination of the realizability of the deferred tax assets, including scheduling of deferred tax liabilities and projected income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account all available evidence, including past operating results and our recent performance. In forecasting future taxable income, we did not incorporate any marked improvement in our historical enrollment rates, voluntary cancellation rates or involuntary cancellation rates. Historical differences between forecast and actual taxable profits have not resulted in material adjustments to the recognition of our deferred tax assets. We are not relying on tax planning strategies to support the realization of our deferred tax assets. Rather, we are relying primarily on expected future taxable income to support the realizability of our deferred tax assets and to a much lesser degree, the reversal of existing taxable temporary differences. Furthermore, our deferred tax liabilities are of the same character and jurisdiction as the temporary differences giving rise to our deferred tax assets and will reverse in similar periods as the temporary differences giving rise to our deferred tax assets.

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

The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.  As of December 31, 2016, management concluded it was more likely than not that the benefit of its deferred tax assets will be realized. All tax years since inception are open and may be subject to examination in one or more jurisdictions.

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

	Year Ended December 31,
	2014	2015	2016
Expected life in years	6	6	6
Risk-free interest rate	1.85%	1.72%	1.42%
Volatility	36%	37%	43%
Dividend yield	0.6%	0.8%	1.0%

We use the “simplified” method in developing an estimate of expected term of stock options. We base the risk-free interest rate on risk-free U.S. Treasury issues with remaining terms similar to the expected term on the options. Prior to 2016, the computation of expected volatility was based on a combination of the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data, as well as our own historical volatility.  Beginning in 2016, we base expected volatility solely on our own historical volatility, as we had sufficient exercise history to do so. We include a dividend yield in our Black-Scholes option pricing model to reflect the anticipated dividends to be paid over the expected term of the awards.

Stock-based compensation expense for the year ended December 31, 2014 includes modification expense of $0.7 million resulting from the November 2014 consulting agreement entered into between the Company and its former Chief Executive Officer. The agreement allowed the continuation of vesting after his termination date of December 31, 2014 during a six-month consulting period of January 1, 2015 to June 30, 2015, as well as extended the post-employment exercise period of vested stock options. Stock-based compensation expense due to this modification was calculated as of the date of the agreement based upon the difference in fair value of the underlying awards immediately before and immediately after the modification. As of December 31, 2014, we reversed $1.2 million of expense previously recognized on unvested shares under the graded-vesting attribution method related to the awards that were subject to the modifications.

We may grant performance stock unit (PSUs) awards per the 2013-2017 Long-Term Incentive Program (the LTIP) based on objective performance criteria pre-established by the Compensation Committee of the Board of Directors. Stock-based compensation expense for performance stock units (PSUs) is based on the award’s fair value as of the grant date, as well as the estimated probability of achieving the objective performance criteria pre-established by the Compensation Committee of the Board of Directors. The stock-based compensation expense for PSUs is recognized as expense over the requisite service period under the graded-vesting attribution method, net of estimated forfeitures. Each PSU consists of two vesting cliffs, with sixty percent eligible to vest on January 1, 2016 and forty percent eligible to vest on January 1, 2018. Depending on performance against the target metrics, vesting will be between 0% and 140% of target value for each of the vesting cliffs. On a quarterly basis, the estimated probability of achieving the objective performance criteria is re-evaluated by management and the expense is adjusted accordingly at the end of each balance sheet period. The number of shares of our common stock issued to the award recipients at the end of each of the PSU vesting periods will be based on actual achievement results.

As of December 31, 2014, we determined that certain performance criteria for PSUs was improbable of achievement related to December 31, 2015 performance metrics and accordingly reversed plan-to-date stock-based compensation expense of $1.2 million previously recognized related to these certain criteria. As the criteria for these certain PSUs was improbable of achievement, the related unrecognized compensation costs are excluded from the total unrecognized compensation costs related to PSUs as of December 31, 2014.

On January 1, 2016, performance achievement for the December 31, 2015 performance metrics that were probable of achievement resulted in 38,797 shares issued to certain executives in February 2016. Effective February 1, 2016, the performance metrics related to December 31, 2017 achievement will be based on the financial results at the consolidated level, including the acquisition of The Mutual Fund Store, per the terms of the LTIP agreement.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share. We anticipate adopting the entity-wide accounting policy election to account for forfeitures when they occur per Accounting Standards Update No. (ASU) 2016-09 effective January 1, 2017.

Acquisition Activity

On February 1, 2016, Financial Engines completed the acquisition of The Mutual Fund Store for an aggregate purchase price of $513 million, consisting of approximately $246 million in cash and 9,885,889 shares of our common stock, subject to certain closing and post-closing adjustments. As a result of this acquisition, our revenue and expenses increased effective February 1, 2016 upon consolidation of our financial statements.

In April 2016, we completed the acquisition of seven franchises for total aggregate cash consideration of $14.4 million. In July and August 2016, we completed the acquisition of six franchises for a total aggregate cash consideration of $8.1 million. In October 2016, we completed the acquisition of the eight remaining franchises for total aggregate cash consideration of $12.8 million.

In connection with these acquisitions, we incurred approximately $2.7 million and $17.2 million of acquisition-related expenses that were charged to expense for the years ended December 31, 2015 and 2016, respectively.

Results of Operations

The following tables set forth our results of operations. The period to period comparisons of financial results are not necessarily indicative of future results.

Comparison of the Years Ended December 31, 2015 and 2016

	Year Ended December 31,		Year Ended December 31,		Increase (Decrease)
	2015	2016	2015	2016	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	89%	91%	$277,162	$385,944	$108,782	39%
Platform	10	7	30,766	28,366	(2,400)	(8)
Other	1	2	2,794	9,627	6,833	245
Total revenue	100	100	310,722	423,937	113,215	36
Costs and expenses:
Cost of revenue	42	44	131,011	186,009	54,998	42
Research and development	11	9	35,581	37,983	2,402	7
Sales and marketing	20	20	61,262	84,068	22,806	37
General and administrative	9	11	28,813	46,497	17,684	61
Amortization of intangible assets, including internal use software	2	3	4,900	15,408	10,508	214
Loss on reacquired franchisee rights	-	1	-	4,092	4,092	n/a
Total costs and expenses	84	88	261,567	374,057	112,490	43
Income from operations	16	12	49,155	49,880	725	1
Interest income, net	-	-	356	176	(180)	(51)
Other expense, net	-	-	(30)	(784)	(754)	2,513
Income before income tax expense	16	12	49,481	49,272	(209)	(0)
Income tax expense	6	5	17,864	20,712	2,848	16
Net income	10%	7%	$31,617	$28,560	$(3,057)	(10)%

Revenue

Total revenue increased $113.2 million, or 36%, from $310.7 million for the year ended December 31, 2015 to $423.9 million for the year ended December 31, 2016. The increase was due primarily to growth in professional management revenue of $108.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, as well as an increase in other revenue of $6.8 million, offset by a decrease in platform revenue of $2.4 million. Revenue due to acquisitions was $103.8 million for the year ended December 31, 2016.  Professional management revenue and platform revenue comprised 91% and 7%, respectively, of total revenue for the year ended December 31, 2016.

Throughout the year ended December 31, 2016, we repurchased all 21 franchises of The Mutual Fund Store.  Approximately $6.4 million of revenue for the year ended December 31, 2016 was associated with repurchased franchises, representing the incremental revenue associated with receiving all of the advisory fees rather than a royalty percentage as a result of franchise acquisitions.

Professional Management Revenue

Professional management revenue increased $108.8 million, or 39%, from $277.2 million for the year ended December 31, 2015 to $385.9 million for the year ended December 31, 2016. This increase in professional management revenue for the year ended December 31, 2016 was due primarily to an increase in the estimated average AUM used to calculate fees from approximately $110.9 billion for the year ended December 31, 2015 to approximately $127.2 billion for the year ended December 31, 2016, as well as an increase in average basis points over the prior year as result of client agreements associated with acquired assets. This increase in average AUM was driven by new AUM of $9.8 billion as measured on March 31, 2016 acquired through The Mutual Fund Store acquisition, net new assets from new and existing clients, including contributions, and market performance. Approximately $96.5 million of professional management revenue for the year ended December 31, 2016 was associated with acquisitions.

Platform Revenue

Platform revenue decreased $2.4 million, or 8%, from $30.8 million for the year ended December 31, 2015 to $28.4 million for the year ended December 31, 2016. This decrease in platform revenue for the year ended December 31, 2016 was due primarily to a small number of sponsor terminations, as well as platform fee reductions resulting from a small number of sponsors converting to a subadvisory plan provider. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue increased $6.8 million, or 245%, from $2.8 million for the year ended December 31, 2015 to $9.6 million for the year ended December 31, 2016. This increase was due primarily to the addition of account servicing fee revenue and franchise royalty revenue of $6.9 million as a result of acquisition activity.

As we have acquired all remaining franchises, we no longer expect to have franchise royalty revenue subsequent to October 2016.  Professional management revenue earned subsequent to the respective acquisition dates of the franchises is included in professional management revenue.  Due to a contract modification, we no longer expect to have account servicing fee revenue, effective January 1, 2017, which totaled approximately $4.4 million for the year ended December 31, 2016, but we do expect a decrease in operating expenses.

Costs and Expenses

Costs and expenses increased $112.5 million, or 43%, from $261.6 million for the year ended December 31, 2015 to $374.1 million for the year ended December 31, 2016. This increase was due to a $55.0 million increase in cost of revenue, a $2.4 million increase in research and development expense, a $22.8 million increase in sales and marketing expense, a $17.7 million increase in general and administrative expense, a $10.5 million increase in amortization of intangible assets, and a $4.1 million loss on reacquired franchisee rights for the year ended December 31, 2016 compared to the year ended December 31, 2015. Expenses increased during year ended December 31, 2016 due primarily to increased personnel and operations related to the acquisitions.

Across all functional areas, employee-related expenses, such as wages and cash incentive compensation expense, increased primarily as a result of acquisition activity, which included the addition of approximately 340 new employees. Non-cash stock-based compensation also increased across all functional areas due primarily to awards granted to employees acquired in February 2016, as well as to awards granted to certain executives in May 2016.  In addition to compensation-related expenses, other expenses related to the acquisition of The Mutual Fund Store such as advertising expenses, with the addition of radio and digital advertising, and facilities-related expenses, with the addition of approximately 130 advisor center locations and an Overland Park, Kansas office, significantly contributed to the increase in expenses for the year ended December 31, 2016.

Our Board of Directors approved equity awards with an estimated expense value of $14.4 million, net of estimated forfeitures, to certain of the new executive and non-executive employees related to acquisition activity, which were granted in February 2016. We are accounting for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

In February 2016, our Compensation Committee approved the future grant of stock options and RSUs in May 2016 to certain executives and other employees, contingent upon receiving stockholder approval at the annual meeting of stockholders in May 2016 for additional shares to be made available under our 2009 Stock Incentive Plan.  In May 2016, upon obtaining such stockholder approval, $10.8 million of stock options and RSUs were granted to certain executives and other employees, net of estimated forfeitures. In November 2016, $2.4 million of RSUs were granted to certain non-executive employees, net of estimated forfeitures. We are accounting for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

We currently anticipate issuing equity awards with an aggregate estimated expense value of approximately $23.1 million, net of estimated forfeitures, to certain of our existing executive and non-executive employees in the first quarter of 2017. We expect to account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method.

The non-cash stock-based compensation expense associated with these awards discussed above will be in addition to the amortization of both previously and subsequently granted stock awards, including other awards expected to be granted in 2017, all of which will utilize the graded-vesting attribution method. We plan to continue to grant equity awards during fiscal year 2017 to certain of our existing employees, new employees and board members.

Effective February 1, 2016, the performance metrics related to the LTIP will be based on the financial results at the consolidated level, per the terms of the LTIP agreements. The amounts earned under the LTIP based on such consolidated financial results may result in an increase or decrease in non-cash stock-based compensation expense for the year ended December 31, 2017.

We anticipate adopting the entity-wide accounting policy election to account for forfeitures when they occur per ASU 2016-09 effective January 1, 2017, which may cause the timing of our non-cash stock-based compensation expense to be more volatile.

Cost of Revenue

Cost of revenue increased $55.0 million, or 42%, from $131.0 million for the year ended December 31, 2015 to $186.0 million for the year ended December 31, 2016. There was an increase of $18.4 million in employee-related expenses, including wages, an increase of $3.4 million in cash incentive compensation expense and an increase of $2.9 million in non-cash stock-based compensation expense for the year ended December 31, 2016 compared to the year ended December 31, 2015, due primarily to the majority of acquired employees categorized to cost of revenue, including advisors and other employees associated with advisor center servicing activities. In addition, variable cash compensation expense, related to ongoing asset servicing activities by acquired advisor center advisors, resulted in expense of $11.7 million. Facilities–related expenses, including rent, depreciation and overhead allocations, increased $12.3 million due primarily to acquired advisor centers and increased allocation due to increased headcount. There was also an increase of $4.0 million in fees paid to plan providers for connectivity to plan and plan participant data due primarily to an increase in professional management revenue related to DC AUM. Non-capitalized equipment-related expenses increased $1.9 million due primarily to hardware and software support expenses as a result of the acquisition. In addition, general operating expenses increased $0.7 million, travel and entertainment increased $0.6 million, hosting and production expenses increased $0.3 million, consulting expenses increased $0.3 million and other expenses increased $0.4 million. These increases were partially offset by a $2.1 million decrease in printed member and subadvisory marketing materials costs as we move more towards electronic delivery. As a percentage of revenue, cost of revenue increased from 42% for the year ended December 31, 2015 to 44% for the year ended December 31, 2016 due primarily to employee-related expense, including wages, variable cash compensation expenses and facilities-related expenses increasing at a faster rate than revenue, partially offset by data connectivity fees expense increasing at a slower rate than revenue.

We expect to add additional advisors to facilitate the rollout of the Personal Advisor service to our sponsors, especially in markets where we don’t currently have a physical presence. We expect cost of revenue as a percent of revenue to be in the range of 44%-45% for the year ended December 31, 2017.

Research and Development

Research and development expense increased $2.4 million, or 7%, from $35.6 million for the year ended December 31, 2015 to $38.0 million for the year ended December 31, 2016. There was an increase of $3.7 million in employee-related expenses, including wages, an increase of $1.2 million in cash incentive compensation expense and an increase of $0.6 million in non-cash stock-based compensation expense for the year ended December 31, 2016 compared to the year ended December 31, 2015. Facilities–related expenses, including rent, depreciation and overhead allocations, increased $0.4 million and other expenses increased $0.1 million. These increases were partially offset by a $2.2 million increase in the amount of internal use software capitalized as increased labor rates and more developer hours were dedicated to internal use software projects for the year ended December 31, 2016, as well as a decrease of $1.4 million in consulting expenses as projects required less external support for the year ended December 31, 2016. As a percentage of revenue, research and development expense decreased from 11% for the year ended December 31, 2015 to 9% for the year ended December 31, 2016. The decrease as a percentage of revenue was due primarily to employee-related expenses, including wages, and non-cash stock-based compensation expense increasing at a slower rate than revenue.

We expect to build out our financial planning capabilities and tools to support the Personal Advisor service that we are offering through the workplace.  We expect most of the upfront development costs to be incurred over the next 24 months.

Sales and Marketing

Sales and marketing expense increased $22.8 million, or 37%, from $61.3 million for the year ended December 31, 2015 to $84.1 million for the year ended December 31, 2016. There was a $9.2 million increase in marketing programs expense, due primarily to radio and digital advertising, partially offset by amounts received for support of marketing and client acquisition efforts for the year ended December 31, 2016 compared to the year ended December 31, 2015. In addition, there was a $3.3 million increase in employee-related expense, including wages, and a $2.3 million increase in cash incentive compensation expense, due primarily to the addition of employees as the result of acquisition activity and annual compensation increases. There was also a $1.9 million increase in non-cash stock-based compensation expense, due primarily to the addition of employees as the result of acquisition activity. Consulting expenses increased $4.3 million, due primarily to outside marketing services related mainly to brand and pricing evaluations. Travel and entertainment expenses increased $1.8 million, due primarily to an annual national advisors conference. Facilities–related overhead expenses, including rent, depreciation and overhead allocations, increased by $0.9 million. These increases were partially offset by a $0.7 million decrease in printed marketing materials expense as more printed marketing materials qualified for capitalization in accordance with the accounting definition of direct response advertising for the year ended December 31, 2016, as well as a $0.2 million decrease in commission expense. As a percentage of revenue, sales and marketing expenses remained constant at 20% for the years ended December 31, 2015 and 2016.

Due to a contract modification, effective January 1, 2017, we do expect an increase in the amounts received for support of marketing and client acquisition efforts, which offset marketing programs expense, of approximately $3.0 million for the year ended December 31, 2017.

General and Administrative

General and administrative expense increased $17.7 million, or 61%, from $28.8 million for the year ended December 31, 2015 to $46.5 million for the year ended December 31, 2016. There was an $8.1 million increase in consulting and professional services expenses, due primarily to fees related to the acquisition of The Mutual Fund Store for the year ended December 31, 2016 compared to the year ended December 31, 2015. In addition, there was a $4.3 million increase in employee-related expenses, including wages, and a $2.5 million increase in cash incentive compensation expense, due primarily to the addition of employees as the result of acquisition activity, as well as annual compensation increases. There was also a $1.6 million increase in non-cash stock-based compensation expense, due primarily to increases in headcount as a result of acquisition activity. In addition, there was a $0.7 million increase in travel and entertainment expenses, a $0.5 million increase in other equipment related expenses and a $0.5 million increase in operating and other expenses. These increases were partially offset by a $0.5 million decrease in facilities–related overhead expenses, including rent, depreciation and overhead allocations. As a percentage of revenue, general and administrative expense increased from 9% for the year ended December 31, 2015 to 11% for the year ended December 31, 2016. The increase as a percentage of revenue was due primarily to an increase in acquisition-related professional services expenses relative to the increase in revenue during the year.

Amortization of Intangible Assets

Amortization of intangible assets increased $10.5 million, or 214%, from $4.9 million for the year ended December 31, 2015 to $15.4 million for the year ended December 31, 2016, due primarily to the addition of amortization of customer relationships, and trademarks and trade names associated with acquisition activity.

Loss on Reacquired Franchisee Rights

In the case of two franchise acquisitions, we assessed the fair value of these reacquired rights to be less than the amount paid to reacquire them based on market values of other recently reacquired franchisee rights. This resulted in an unfavorable reacquisition of these franchisee rights, resulting in a $4.1 million loss for these transactions for the year ended December 31, 2016.

Interest Income, Net

Interest income, net of interest expense, decreased $0.2 million, or 51%, from $0.4 million for the year ended December 31, 2015 to $0.2 million for the year ended December 31, 2016, as interest earned on short-term investments decreased.  As of January 2016, we have sold all of our short-term investments.

Other Expense, Net

Other expense, net of other income, increased $0.8 million for the year ended December 31, 2016, due primarily to losses on fixed asset disposals as well as notes receivable that were deemed uncollectable.

Income Taxes

Income tax expense increased from $17.9 million for the year ended December 31, 2015 to $20.7 million for the year ended December 31, 2016. Our effective tax rates were 36% and 42% for the year ended December 31, 2015 and 2016, respectively. The effective tax rate increased during the year ended December 31, 2016 due primarily to non-deductible expenditures incurred in connection with acquiring The Mutual Fund Store. The lower effective tax rate for the year ended December 31, 2015 was due primarily to the recognition of tax benefits upon resolution of income tax uncertainties and changes in state taxes. We expect to see an effective tax rate of approximately 38%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items in future periods. Upon adoption of ASU 2016-09 effective January 1, 2017, our effective tax rate may be more volatile. As of December 31, 2016, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and our state deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.

Comparison of the Years Ended December 31, 2014 and 2015

	Year Ended December 31,		Year Ended December 31,		Increase (Decrease)
	2014	2015	2014	2015	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	87%	89%	$245,812	$277,162	$31,350	13%
Platform	12	10	33,071	30,766	(2,305)	(7)
Other	1	1	3,037	2,794	(243)	(8)
Total revenue	100	100	281,920	310,722	28,802	10
Costs and expenses:
Cost of revenue (exclusive of amortization of internal use software)	40	42	112,817	131,011	18,194	16
Research and development	10	11	29,830	35,581	5,751	19
Sales and marketing	18	20	50,091	61,262	11,171	22
General and administrative	8	9	22,453	28,813	6,360	28
Amortization of internal use software	2	2	5,974	4,900	(1,074)	(18)
Total costs and expenses	78	84	221,165	261,567	40,402	18
Income from operations	22	16	60,755	49,155	(11,600)	(19)
Interest income, net	-	-	169	356	187	111
Other income (expense)	-	-	3	(30)	(33)	n/a
Income before income tax expense	22	16	60,927	49,481	(11,446)	(19)
Income tax expense	9	6	23,975	17,864	(6,111)	(25)
Net income	13%	10%	$36,952	$31,617	$(5,335)	(14)%

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

Professional Management Revenue

Professional management revenue increased $31.4 million, or 13%, from $245.8 million for the year ended December 31, 2014 to $277.2 million for the year ended December 31, 2015. The increase in professional management revenue for the year ended December 31, 2015 was due primarily to an increase in the average AUM used to calculate fees from approximately $97.5 billion for the year ended December 31, 2014 to approximately $110.9 billion for the year ended December 31, 2015. This increase in average AUM was driven primarily by contributions, and increased net enrollment resulting from marketing campaigns and other ongoing client acquisitions, offset by market performance.

Platform Revenue

Platform revenue decreased $2.3 million, or 10%, from $33.1 million for the year ended December 31, 2014 to $30.8 million for the year ended December 31, 2015. This decrease in platform revenue for the year ended December 31, 2015 was due primarily to platform fee reductions as a result of sponsors adding new asset-based discretionary portfolio management services, as well as a small number of sponsors converting to a subadvisory plan provider or terminating. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue decreased $0.2 million, or 8%, from $3.0 million for the year ended December 31, 2014 to $2.8 million for the year ended December 31, 2015. The decrease in other revenue for the year ended December 31, 2015 was due primarily to a decrease in reimbursable printed fulfillment materials from certain subadvisory relationships.

Costs and Expenses

Costs and expenses increased $40.4 million, or 18%, from $221.2 million for the year ended December 31, 2014 to $261.6 million for the year ended December 31, 2015. This increase was due to a $18.2 million increase in cost of revenue, a $5.8 million increase in research and development expense, an $11.2 million increase in sales and marketing expense, a $6.4 million increase in general and administrative expense and a $1.1 million decrease in amortization of intangible assets for the year ended December 31, 2015 compared to the year ended December 31, 2014.

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

Cost of Revenue

Cost of revenue increased $18.2 million, or 16%, from $112.8 million for the year ended December 31, 2014 to $131.0 million for the year ended December 31, 2015. There was an increase of $9.1 million in fees paid to plan providers for connectivity to plan and plan participant data for the year ended December 31, 2015 compared to the year ended December 31, 2014 due primarily to an increase in professional management revenue. In addition, there was an increase of $4.0 million in wages, benefits, employer payroll taxes and allocated human resources expenses, an increase of $1.3 million in cash incentive compensation expense and an increase of $1.2 million in non-cash stock-based compensation expense. Facilities–related overhead expenses, including rent and depreciation, increased $1.1 million due primarily to an increase in depreciation expense and other equipment related expenses increased $0.6 million. Consulting expense increased $0.3 million and other expenses, including printed materials and professional services, increased by $0.6 million. As a percentage of revenue, cost of revenue increased from 40% for the year ended December 31, 2014 to 42% for the year ended December 31, 2015 due primarily to data connectivity fees expense increasing at a faster rate than revenue.

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

Starting in early 2015, we modified our existing campaign printed marketing materials for a subset of our campaigns. Due to the nature of these modifications, these new marketing campaigns no longer qualified for capitalization in accordance with the accounting definition of direct-response advertising and therefore were expensed as incurred, resulting in increased advertising expense for the year ended December 31, 2015.

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

Amortization of Intangible Assets

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

Quarterly Results of Operations

The following table sets forth our unaudited quarterly condensed consolidated statements of income data for the eight quarters ended December 31, 2016. The data have been prepared on the same basis as the audited consolidated financial statements and related notes, and you should read the following tables together with such financial statements. The quarterly results of operations include all necessary adjustments, consisting of only normal recurring adjustments that we consider necessary for a fair presentation of this data. Results of interim periods are not necessarily indicative of results for the entire year and are not necessarily indicative of future results.

Our professional management revenue generally increased sequentially in each of the quarters presented as a result of AUM growth driven primarily by a combination of contributions, net new enrollment resulting from marketing campaigns and other ongoing client acquisitions and market appreciation, and also increased starting in the three months ended March 31, 2016 as a result of the acquisition of The Mutual Fund Store. Platform revenue has decreased slightly due primarily to platform fee reductions as a result of sponsors adding new asset-based discretionary portfolio management services, as well as a small number of sponsors converting to a subadvisory plan provider or terminating. Other revenue increased due to franchise royalty revenue and account servicing fees as a result of the acquisition of The Mutual Fund Store on February 1, 2016.

Total costs and expenses have fluctuated both in absolute dollars and percentage of revenue from quarter to quarter due primarily to increases in employee-related expenses related to headcount growth primarily due to the acquisition of The Mutual Fund on February 1, 2016 and more generally due to compensation increases, cash incentive compensation expense, and non-cash stock-based compensation expenses.  Other fluctuations included fees paid to plan providers for connectivity to plan and plan participant data, printed marketing and client materials expenses, and facilities-related expenses. Cost of revenue generally increased in absolute dollars for each quarter presented as a result of increased data connectivity fees and headcount growth, including employees hired through acquisitions. General and administrative expenses also increased for the three months ended March 31, 2016 due to acquisition-related closing costs.

	For the Three Months Ended
Condensed Consolidated Statements of Income Data:	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(In thousands, except per share data, unaudited)
Revenue:
Professional management	$66,583	$69,693	$70,225	$70,661	$82,806	$96,071	$102,641	$104,426
Platform	7,890	7,735	7,501	7,640	7,098	7,173	7,035	7,060
Other	473	811	1,087	423	2,154	2,989	2,748	1,736
Total revenue	74,946	78,239	78,813	78,724	92,058	106,233	112,424	113,222
Costs and expenses:
Cost of revenue	30,891	33,691	32,950	33,479	39,331	46,540	50,230	49,908
Research and development	8,945	8,839	8,753	9,044	9,267	8,967	9,599	10,150
Sales and marketing	14,615	16,107	15,526	15,014	18,463	21,686	21,743	22,176
General and administrative	7,158	6,282	6,280	9,093	14,600	9,809	11,189	10,899
Amortization of intangible assets, including internal use software	1,176	1,281	1,223	1,220	3,026	4,099	4,012	4,271
Loss on reacquired franchisee rights	-	-	-	-	-	-	4,092	-
Total costs and expenses	62,785	66,200	64,732	67,850	84,687	91,101	100,865	97,404
Income from operations	12,161	12,039	14,081	10,874	7,371	15,132	11,559	15,818
Interest income (expense)	62	82	119	93	4	(20)	149	43
Other expense, net	-	(17)	-	(13)	(33)	(427)	(185)	(139)
Income before income taxes	12,223	12,104	14,200	10,954	7,342	14,685	11,523	15,722
Income tax expense	4,322	3,604	5,723	4,215	4,013	5,642	4,376	6,681
Net income	$7,901	$8,500	$8,477	$6,739	$3,329	$9,043	$7,147	$9,041

Net income per share:
Basic	$0.15	$0.16	$0.16	$0.13	$0.06	$0.15	$0.12	$0.15
Diluted	$0.15	$0.16	$0.16	$0.13	$0.06	$0.14	$0.11	$0.14

Non-GAAP Financial Data:
Adjusted EBITDA(1)	$22,969	$22,659	$25,098	$24,861	$28,283	$33,446	$36,325	$36,234
Adjusted net income(2)	$11,933	$12,326	$12,482	$12,619	$14,391	$17,554	$19,425	$18,603
Adjusted earnings per share(3)	$0.22	$0.23	$0.24	$0.24	$0.24	$0.28	$0.31	$0.29

(1)	The table below sets forth a reconciliation of GAAP net income to non-GAAP adjusted EBITDA based on our historical results:

	For the Three Months Ended
Non-GAAP adjusted EBITDA	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(In thousands, unaudited)
GAAP net income	$7,901	$8,500	$8,477	$6,739	$3,329	$9,043	$7,147	$9,041
Interest (income) expense	(62)	(82)	(119)	(93)	(4)	20	(149)	(43)
Income tax expense	4,322	3,604	5,723	4,215	4,013	5,642	4,376	6,681
Depreciation and amortization	1,457	1,488	1,539	1,608	2,047	2,260	2,363	2,276
Amortization of intangible assets (excluding internal use software)	-	-	-	-	1,675	2,916	2,710	2,810
Amortization of internal use software	1,099	1,195	1,139	1,133	1,247	1,084	1,187	1,335
Amortization and impairment of direct response advertising	1,360	1,366	1,406	1,227	1,214	1,211	1,122	1,155
Amortization of deferred sales commissions	368	396	453	500	418	413	413	316
Stock-based compensation expense	6,524	6,192	6,480	6,832	6,204	8,523	9,580	9,382
Acquisition-related expenses(1)	-	-	-	2,700	8,140	2,334	3,484	3,281
Loss on reacquired franchisee rights	-	-	-	-	-	-	4,092	-
Non-GAAP adjusted EBITDA	$22,969	$22,659	$25,098	$24,861	$28,283	$33,446	$36,325	$36,234

(1)	We expect to incur acquisition-related expenses through the first quarter of 2017.

(2)	The table below sets forth a reconciliation of GAAP net income to non-GAAP adjusted net income based on our historical results:

	For the Three Months Ended
Non-GAAP adjusted net income	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(In thousands, unaudited)
GAAP net income	$7,901	$8,500	$8,477	$6,739	$3,329	$9,043	$7,147	$9,041
Stock-based compensation expense	6,524	6,192	6,480	6,832	6,204	8,523	9,580	9,382
Amortization of intangible assets (excluding internal use software)	-	-	-	-	1,675	2,916	2,710	2,810
Acquisition-related expenses	-	-	-	2,700	8,140	2,334	3,484	3,281
Loss on reacquired franchisee rights	-	-	-	-	-	-	4,092	-
Income tax expense from non-deductible transaction expenses(1)	-	-	-	-	1,162	-	-	-
Release of valuation allowance	-	-	-	(11)	-	-	-	-
Tax effect of adjustments(2)	(2,492)	(2,366)	(2,475)	(3,641)	(6,119)	(5,262)	(7,588)	(5,911)
Non-GAAP adjusted net income	$11,933	$12,326	$12,482	$12,619	$14,391	$17,554	$19,425	$18,603

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

(3)	The table below sets forth a reconciliation of GAAP diluted earnings per share to non-GAAP adjusted earnings per share based on our historical results:

	For the Three Months Ended
Non-GAAP adjusted earnings per share	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(In thousands, except per share data, unaudited)
GAAP diluted earnings per share	$0.15	$0.16	$0.16	$0.13	$0.06	$0.14	$0.11	$0.14
Stock-based compensation expense	0.12	0.12	0.12	0.13	0.10	0.13	0.15	0.15
Amortization of intangible assets (excluding internal use software)	-	-	-	-	0.03	0.05	0.04	0.04
Acquisition-related expenses	-	-	-	0.05	0.13	0.04	0.06	0.05
Loss on reacquired franchisee rights	-	-	-	-	-	-	0.07	-
Income tax expense from non-deductible transaction expenses(1)	-	-	-	-	0.02	-	-	-
Release of valuation allowance	-	-	-	-	-	-	-	-
Tax effect of adjustments(2)	(0.05)	(0.05)	(0.04)	(0.07)	(0.10)	(0.08)	(0.12)	(0.09)
Non-GAAP adjusted earnings per share	$0.22	$0.23	$0.24	$0.24	$0.24	$0.28	$0.31	$0.29

Shares of common stock outstanding	51,923	51,780	51,655	51,575	58,256	61,716	61,838	62,024
Dilutive stock options, RSUs and PSUs	1,365	1,414	1,279	1,170	931	1,054	1,163	1,413
Non-GAAP adjusted common shares outstanding	53,288	53,194	52,934	52,745	59,187	62,770	63,001	63,437

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

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

We understand that, although adjusted EBITDA, adjusted net income and adjusted earnings per share are frequently used by securities analysts, lenders and others in their evaluation of companies, adjusted EBITDA, adjusted net income and adjusted earnings per share have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under GAAP. In particular, you should consider:

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

The table below sets forth a reconciliation of GAAP net income to non-GAAP adjusted EBITDA based on our historical results:

	Year Ended December 31,
Non-GAAP adjusted EBITDA	2014	2015	2016
	(In thousands, unaudited)
GAAP net income	$36,952	$31,617	$28,560
Interest income, net	(169)	(356)	(176)
Income tax expense	23,975	17,864	20,712
Depreciation and amortization	4,930	6,092	8,946
Amortization of intangible assets (excluding internal use software)	-	-	10,111
Amortization of internal use software	5,614	4,566	4,853
Amortization and impairment of direct response advertising	6,010	5,359	4,702
Amortization of deferred sales commissions	1,525	1,717	1,560
Stock-based compensation	19,765	26,028	33,689
Acquisition-related expenses(1)	-	2,700	17,239
Loss on reacquired franchisee rights	-	-	4,092
Non-GAAP adjusted EBITDA	$98,602	$95,587	$134,288

(1)	We expect to incur acquisition-related expenses through the first quarter of 2017.

The table below sets forth a reconciliation of GAAP net income to non-GAAP adjusted net income based on our historical results:

	Year Ended December 31,
Non-GAAP adjusted net income	2014	2015	2016
	(In thousands, unaudited)
GAAP net income	$36,952	$31,617	$28,560
Stock-based compensation expense	19,765	26,028	33,689
Amortization of intangible assets (excluding internal use software)	-	-	10,111
Acquisition-related expenses	-	2,700	17,239
Loss on reacquired franchisee rights	-	-	4,092
Income tax expense from non-deductible transaction expenses(1)	-	-	1,162
Release of valuation allowance	(243)	(11)	-
Tax effect of adjustments(2)	(7,551)	(10,974)	(24,880)
Non-GAAP adjusted net income	48,923	49,360	69,973

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

The table below sets forth a reconciliation of GAAP diluted earnings per share to non-GAAP adjusted earnings per share based on our historical results:

	Year Ended December 31,
Non-GAAP adjusted earnings per share	2014	2015	2016
	(In thousands, except per share data, unaudited)
GAAP diluted earnings per share	$0.69	$0.60	$0.46
Stock-based compensation expense	0.37	0.49	0.54
Amortization of intangible assets (excluding internal use software)	-	-	0.16
Acquisition-related expenses	-	0.05	0.28
Loss on reacquired franchisee rights	-	-	0.07
Income tax expense from non-deductible transaction expenses(1)	-	-	0.02
Release of valuation allowance	-	-	-
Tax effect of adjustments(2)	(0.14)	(0.21)	(0.40)
Non-GAAP adjusted earnings per share	$0.92	$0.93	$1.13

Shares of common stock outstanding	51,601	51,732	60,962
Dilutive stock options, RSUs and PSUs	1,708	1,307	1,141
Non-GAAP adjusted common shares outstanding	53,309	53,039	62,103

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparison of the years ended December 31, 2014, 2015 and 2016 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We are currently estimating the remaining integration-related expenses in the first quarter of 2017 to be less than $5 million, excluding non-cash stock-based compensation expense, which is in addition to the $17.2 million incurred for the year ended December 31, 2016.   These expenses will be added back to net income in the calculation of non-GAAP adjusted EBITDA and will be added back to net income in the calculation of non-GAAP adjusted net income.  The related tax effect adjustment will be calculated using an estimated statutory tax rate of 38.2%.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2016, we had total cash and cash equivalents of $134.2 million, compared to $345.2 million of cash, cash equivalents and short-term investments as of December 31, 2015. Since February 1, 2016, we have used approximately $274.6 million of cash related to acquisitions, net of cash acquired. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash and cash equivalents, and cash generated from ongoing operations. We plan to use existing cash and cash generated in the ongoing operations of our business to fund our current operations and capital expenditures.

Consolidated Cash Flow Data

The following table presents information regarding our cash flows, cash and cash equivalents for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(In thousands)
Net cash provided by operating activities	$71,755	$71,255	$74,770
Net cash (used in) provided by investing activities	(73,500)	129,174	(248,587)
Net cash provided by (used in) financing activities	2,306	(21,777)	2,847
Net increase (decrease) in cash and cash equivalents	$561	$178,652	$(170,970)
Cash and cash equivalents, end of year	$126,564	$305,216	$134,246

Comparison of the Years Ended December 31, 2015 and 2016

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2016 was $74.8 million compared to net cash provided by operating activities of $71.3 million for the year ended December 31, 2015. Net cash provided by operating activities was the result of net income of $28.6 million for the year ended December 31, 2016, compared to net income of $31.6 million for the year ended December 31, 2015, plus adjustments for non-cash expenses. These non-cash adjustments include $33.7 million in non-cash stock-based compensation expense, $15.0 million in amortization of intangible assets including internal use software, $8.9 million of depreciation expense, $4.7 million in amortization and impairment of direct response advertising expense, $1.6 million in amortization of deferred commissions and $0.7 million for the provision for doubtful accounts, partially offset by $18.4 million in excess tax benefits associated with non-cash stock-based compensation and an increase of $1.1 million in deferred tax assets. In addition, net cash provided by operating activities increased due to a $18.8 million increase in accounts payable due primarily to an increase in excess tax benefits associated with stock-based compensation, a $4.4 million increase in accrued compensation due primarily to increased headcount for the year ended December 31, 2016 compared to the year ended December 31, 2015, and a $1.1 million increase in deferred rent. These increases were offset by a $15.3 million increase in accounts receivable due to growth in professional management revenue mainly through acquisitions, $3.4 million of capitalized direct-response advertising for the year ended December 31, 2016, a $1.8 million decrease in deferred revenue, a $1.5 million increase in other assets, and a $1.4 million increase in prepaid expenses.

We incurred cash payments totaling approximately $3.9 million in the first quarter of 2017 associated with a change to our paid time off program for exempt employees as of January 1, 2017. We currently anticipate paying an estimated $15.4 million in annual cash incentive compensation in this first quarter of 2017.

Investing Activities

Net cash used in investing activities was $248.6 million for the year ended December 31, 2016 compared to net cash provided by investing activities of $129.2 million for the year ended December 31, 2015. For the year ended December 31, 2016, cash paid for acquisitions, net of cash received, was $274.6 million related to The Mutual Fund Store transaction, as well as franchise acquisitions. We had cash provided by the sale of short-term investments of $39.9 million for the year ended December 31, 2016 compared to cash used for the purchase of short-term investments of $159.6 million, offset by maturities of $180.0 million and sales of $119.9 million for the year ended December 31, 2015. We used $7.0 million for the purchase of property and equipment compared to $6.1 million, which included capital expenditures associated with our new Overland Park, Kansas office for the year ended December 31, 2016. For the year ended December 31, 2016, we capitalized $6.9 million of internal use software costs compared to $5.0 million for the year ended December 31, 2015, as increased labor rates and more developer hours were dedicated to internal use software projects for the year ended December 31, 2016. We expect to have ongoing capital expenditure requirements to support technical operations and other infrastructure needs, and expect to fund this investment with our existing cash and cash equivalents.

On February 1, 2016, we completed the acquisition of The Mutual Fund Store for approximately $241 million in cash consideration, net of $5.0 million of cash acquired, and approximately $267 million in common stock consideration, subject to certain closing and post-closing adjustments.

In April 2016, we completed the acquisition of seven franchises for approximately $13.6 million in cash consideration, net of $0.8 million in holdbacks. In July and August 2016, we completed the acquisition of six franchises for approximately $7.8 million in cash consideration, net of $0.3 million in holdbacks.  In October 2016, we completed the acquisition of eight franchises for approximately $12.2 million in cash consideration, net of $0.6 million in holdbacks.

Financing Activities

Net cash provided by financing activities was $2.8 million for the year ended December 31, 2016 compared to net cash used in financing activities of $21.8 million for the year ended December 31, 2015. For the year ended December 31, 2016, we received $6.6 million of net proceeds from the issuance of common stock upon the exercise of stock options compared to $9.2 million for the year ended December 31, 2015. During the year ended December 31, 2016, we paid $2.2 million for primarily previously withheld consideration for franchises acquired by The Mutual Fund Store prior to February 1, 2016. We also incurred cash payments of $3.3 million associated with net share settlements for non-cash stock-based awards minimum tax withholdings for the year ended December 31, 2016 compared to $3.5 million for the year ended December 31, 2015 related to annual vesting of restricted stock units.

On November 5, 2014, our Board of Directors approved a stock repurchase program of up to $50.0 million of our common stock over the subsequent twelve months. We used $38.5 million of cash to repurchase our common stock for the year ended December 31, 2015. The stock repurchase program expired on November 4, 2015 and was funded by available working capital.

For the year ended December 31, 2016, we incurred $16.6 million of cash dividend payments compared to $14.0 for the year ended December 31, 2015. Based on the shares outstanding as of January 31, 2017 of 62,222,714 and assuming a $0.07 per share quarterly dividend for 2017, we would estimate dividend payments to total approximately $17.4 million for the year ended December 31, 2017, including the $4.4 million payment made in January 2017. We currently expect to pay comparable cash dividends on a quarterly basis in the future, however, any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

For the year ended December 31, 2017, we expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees that vest in the year ended December 31, 2017, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting dates. Based on the fair value of our common stock on December 31, 2016 of $36.75 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $6.2 million, net of estimated forfeitures, during the year ended December 31, 2017. We anticipate this type of cash payment to occur throughout each year with the largest portions typically occurring in the first and fourth quarters, and with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

Comparison of the Years Ended December 31, 2014 and 2015

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2015 was $71.3 million compared to net cash provided by operating activities of $71.8 million for the year ended December 31, 2014. Net cash provided by operating activities was the result of net income of $31.6 million for the year ended December 31, 2015, compared to net income of $37.0 million for the year ended December 31, 2014, plus adjustments for non-cash expenses. These non-cash adjustments include $26.0 million in non-cash stock-based compensation expense, $6.1 million of depreciation expense, $4.6 million in amortization of internal use software, $5.4 million in amortization and impairment of direct response advertising expense, $1.7 million in amortization of deferred commissions and $0.9 million for the provision for doubtful accounts, partially offset by $25.1 million effect for excess tax benefits associated with non-cash stock-based compensation, an increase of $9.2 million of deferred tax assets due primarily to accrued expenses and non-cash stock-based compensation, and the amortization of (premiums) discounts on short-term investments of $0.4 million. In addition, net cash provided by operating activities increased due to a $30.9 million increase in accounts payable due primarily to an increase in excess tax benefits associated with stock-based compensation, a $7.0 million increase in accrued compensation as a result of higher cash incentive plan percentage achievement for the year ended December 31, 2015 compared to the year ended December 31, 2014, a $1.8 million decrease in other assets as tenant improvement allowances receivable were higher as of December 31, 2014, a $0.8 million increase in deferred rent, and a $0.4 million increase in deferred revenue.  These increases were partially offset by a $6.2 million increase in accounts receivable due to growth in professional management revenue, $4.3 million of capitalized direct-response advertising for the year ended December 31, 2015 and a $0.7 million increase in prepaid expenses.

Investing Activities

Net cash provided by investing activities was $129.2 million for the year ended December 31, 2015 compared to net cash used in investing activities of $73.5 million for the year ended December 31, 2014. For the year ended December 31, 2015, we used $159.6 million for the purchase of short-term investments, offset by maturities of $180.0 million and sales of $119.9 million. For the year ended December 31, 2015, we used $6.1 million for the purchase of property and equipment compared to $10.2 million, which included capital expenditures associated with our new Boston, Massachusetts office, for the year ended December 31, 2014. For the year ended December 31, 2015, we capitalized $5.0 million of internal use software costs compared to $3.6 million for the year ended December 31, 2014, as more developer hours were dedicated to internal use software projects for the year ended December 31, 2015. We expect to have ongoing capital expenditure requirements to support technical operations and other infrastructure needs, and expect to fund this investment with our existing cash and cash equivalents.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less than 1 Year	Years 1-3	Years 3-5	More than 5 Years
	(In thousands)
Operating leases (including capital tenant improvements) and capital leases (1)	$53,518	$9,775	$18,952	$11,733	$13,058
Purchase obligations	$4,068	$2,278	$1,790	$-	$-

(1)	As of December 31, 2016, we lease facilities under non-cancelable operating leases expiring at various dates through 2027.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 2 – Basis of Presentation and Principles of Consolidation in the Notes to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk. Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide discretionary portfolio management services. For the year ended December 31, 2016, 91% of our revenue was derived from fees based on the market value of AUM compared to 89% for the year ended December 31, 2015. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), and after considering the remediation of the material weakness as described below, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In accordance with those rules, and consistent with the inherent limitations of internal control over financial reporting, our internal control over financial reporting is a process designed to provide reasonable, not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 excluded The Mutual Fund Store, which was acquired on February 1, 2016 and all franchises acquired during the period April 2016 to October 2016.  We are in the process of integrating the historical internal controls over financial reporting of The Mutual Fund Store and all franchises with the rest of the Company. The Mutual Fund Store and all franchises constituted 5% of our consolidated total assets as of December 31, 2016 and generated 24% of our consolidated revenue for the year ended December 31, 2016. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of an acquired business may be omitted in management’s report on internal control over financial reporting in the year of acquisition.

While the operations of The Mutual Fund Store and all franchises were excluded from our evaluation, the accounting for the business combinations, including the purchase price allocation, were not.  During the fourth quarter, our management identified a material weakness in the documentation of our internal controls related to our review of certain underlying assumptions and the related relevancy and reliability of financial data used to measure the fair value of intangible assets purchased in connection with the acquisition of The Mutual Fund Store (which was the first acquisition). This material weakness was remediated promptly upon its identification and we believe that the internal controls were designed and operated effectively as it relates to the business combinations for all subsequent franchise acquisitions finalized during the fourth quarter.

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness did not result in any misstatements to our consolidated financial statements in the fourth quarter or the year ended December 31, 2016, nor does it require a restatement of or change in our consolidated financial statements for any prior annual or interim period.

In response to this material weakness in internal control over financial reporting, our management has taken corrective actions by improving the documentation of their review, including providing further evidence supporting the fair value of acquired intangible assets and ensuring documentation underlying certain assumptions and financial data used to measure the fair value of acquired intangible assets is relevant and reliable. As of December 31, 2016, management has completed the documentation, implementation and testing of the corrective actions described above as it relates to the franchise acquisitions still occurring in the same fiscal year and has concluded that the steps taken have remediated the material weakness. Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2016. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the implemented remediation steps noted above.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors — Directors and Nominees” and “Election of Directors — Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2016 Annual Meeting of Stockholders to be held on May 23, 2017 (or the Proxy Statement), which will be filed with the SEC no later than 120 days after December 31, 2016.

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Heidi Kunz (Chairperson), Joseph A. Grundfest and Robert A. Huret. All of such members meet the independence standards established by The NASDAQ Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our Audit Committee. Our Board of Directors has determined that each of Heidi Kunz, Joseph A. Grundfest and Robert A. Huret qualifies as an “audit committee financial expert” within the meaning of such regulations.

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

The following chart sets forth certain information as of December 31, 2016, with respect to our equity compensation plans, specifically our 1998 Stock Plan and our 2009 Stock Incentive Plan. Each of the 1998 Stock Plan and the 2009 Stock Incentive Plan has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	7,159,494	(1)	$30.07	(2)	7,965,231	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	7,159,494		$30.07		7,965,231

(1)	Consists of 5,457,093 options outstanding granted under the 1998 Stock Plan and 2009 Stock Incentive Plan, 1,597,321 RSUs and 105,080 PSUs granted under the 2009 Stock Incentive Plan.
(2)	Weighted average exercise price for outstanding options only.
(3)

The 7,965,231 shares reserved for issuance under the 2009 Stock Incentive Plan represents shares available for grant as of December 31, 2016. The 2009 Stock Incentive Plan provides for the grant of options to purchase shares of common stock as well as the grant of restricted stock, stock appreciation rights and stock units. The number of shares reserved for issuance under the 2009 Stock Incentive Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1998 Stock Plan that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 1998 Stock Plan.

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

10.2#	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 3, 2016 and incorporated herein by reference).

10.3#

Financial Engines, Inc. Special Executive Restricted Stock Purchase Plan and related form stock purchase agreements (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.4#

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

10.7#	Offer letter to Lawrence M. Raffone dated December 21, 2000 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.8#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Employees) for use on or after July 17, 2012 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).

10.9#

Form of 2009 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.10#

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

10.12#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Executives) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.13#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Outside Directors) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).

10.14

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

10.15#

Form of Amended and Restated 2009 Stock Incentive Plan Stock Option Agreement (Employees) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 22, 2011, and incorporated herein by reference).

10.16#

Form of Amended and Restated 2009 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.17#

Form of Amended and Restated 2009 Stock Incentive Plan Performance Stock Unit Award Agreement (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed May 28, 2013 and incorporated herein by reference).

10.18#	Financial Engines, Inc. 2014 Executive Cash Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed May 28, 2013 and incorporated herein by reference).

10.19#

Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement 2013 One-Year Vesting (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.20#

Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement 2013 Two-Year Vesting (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.21#

Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement Vesting December 31, 2015 (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

Exhibit Number	Description

10.22#

Form of 2009 Stock Incentive Plan Restricted Stock Option Agreement Vesting December 31, 2015 (filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.23#	Financial Engines, Inc. 2013 Executive Individual Performance Factor Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 14, 2013 and incorporated herein by reference).

10.24#

Form of 2015 Amended and Restate 2009 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 5, 2015 and incorporated herein by reference).

10.25#

Letter Agreement dated January 27, 2016 between Financial Engines, Inc. and John Bunch (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 3, 2016, and incorporated herein by reference).

10.26#

Employment Agreement dated November 4, 2015 by and among The Mutual Fund Store, LLC, Financial Engines, Inc., and John Bunch (filed as Exhibit 10.30 to the Registrant’s Form 10-K filed February 19, 2016, and incorporated herein by reference).

10.27#

Stock Option Inducement Grant Notice and Agreement with John Bunch (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, file no. 333-209615, filed March 24, 2016, and incorporated herein by reference).

10.28#

RSU Inducement Grant Notice and Agreement with John Bunch (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8, file no. 333-209615, filed March 24, 2016, and incorporated herein by reference).

10.29#	Form of Executive Officer Severance and Change in Control Agreement (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 3, 2016, and incorporated herein by reference).

10.30#	Form of Executive Officer Notice of Stock Option Grant and Agreement (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 3, 2016, and incorporated herein by reference).

10.31#	Form of Executive Officer RSU Notice of Award and Agreement (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 3, 2016, and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 87).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.
(*)	Financial Engines hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.

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

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2017

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

Name	Title	Date

/s/ Lawrence M. Raffone	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2017
Lawrence M. Raffone

/s/ Raymond J. Sims	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2017
Raymond J. Sims

/s/ Jeffrey C. Grace	Vice President and Controller (Principal Accounting Officer)	February 27, 2017
Jeffrey C. Grace

/s/ Blake R. Grossman	Chairman	February 27, 2017
Blake R. Grossman

/s/ E. Olena Berg-Lacy	Director	February 27, 2017
E. Olena Berg-Lacy

/s/ Joseph A. Grundfest	Director	February 27, 2017
Joseph A. Grundfest

/s/ Robert A. Huret	Director	February 27, 2017
Robert A. Huret

/s/ Heidi Kunz	Director	February 27, 2017
Heidi Kunz

/s/ Paul G. Koontz	Director	February 27, 2017
Paul G. Koontz

/s/ Michael E. Martin	Director	February 27, 2017
Michael E. Martin

/s/ John B. Shoven	Director	February 27, 2017
John B. Shoven

/s/ David B. Yoffie	Director	February 27, 2017

David B. Yoffie

Exhibit Index

Exhibit Number	Description

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

10.2#	Financial Engines, Inc. Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 3, 2016 and incorporated herein by reference).

10.3#

Financial Engines, Inc. Special Executive Restricted Stock Purchase Plan and related form stock purchase agreements (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.4#

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

10.7#	Offer letter to Lawrence M. Raffone dated December 21, 2000 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.8#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Employees) for use on or after July 17, 2012 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).

10.9#

Form of 2009 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.10#

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

10.13#

Form of 2009 Stock Incentive Plan Stock Option Agreement (Outside Directors) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).

10.14

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

10.15#

Form of Amended and Restated 2009 Stock Incentive Plan Stock Option Agreement (Employees) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 22, 2011, and incorporated herein by reference).

10.16#

Form of Amended and Restated 2009 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.17#

Form of Amended and Restated 2009 Stock Incentive Plan Performance Stock Unit Award Agreement (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed May 28, 2013 and incorporated herein by reference).

10.18#	Financial Engines, Inc. 2014 Executive Cash Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed May 28, 2013 and incorporated herein by reference).

10.19#

Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement 2013 One-Year Vesting (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.20#

Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement 2013 Two-Year Vesting (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.21#

Form of 2009 Stock Incentive Plan Restricted Stock Unit Award Agreement Vesting December 31, 2015 (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.22#

Form of 2009 Stock Incentive Plan Restricted Stock Option Agreement Vesting December 31, 2015 (filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed August 1, 2013 and incorporated herein by reference).

10.23#	Financial Engines, Inc. 2013 Executive Individual Performance Factor Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 14, 2013 and incorporated herein by reference).

10.24#

Form of 2015 Amended and Restate 2009 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 5, 2015 and incorporated herein by reference).

10.25#

Letter Agreement dated January 27, 2016 between Financial Engines, Inc. and John Bunch (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 3, 2016, and incorporated herein by reference).

10.26#

Employment Agreement dated November 4, 2015 by and among The Mutual Fund Store, LLC, Financial Engines, Inc., and John Bunch (filed as Exhibit 10.30 to the Registrant’s Form 10-K filed February 19, 2016, and incorporated herein by reference).

10.27#

Stock Option Inducement Grant Notice and Agreement with John Bunch (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, file no. 333-209615, filed March 24, 2016, and incorporated herein by reference).

Exhibit Number	Description

10.28#

RSU Inducement Grant Notice and Agreement with John Bunch (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8, file no. 333-209615, filed March 24, 2016, and incorporated herein by reference).

10.29#	Form of Executive Officer Severance and Change in Control Agreement (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 3, 2016, and incorporated herein by reference).

10.30#	Form of Executive Officer Notice of Stock Option Grant and Agreement (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 3, 2016, and incorporated herein by reference).

10.31#	Form of Executive Officer RSU Notice of Award and Agreement (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 3, 2016, and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 87).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(#)	Indicates management contract or compensatory plan or arrangement.
(*)	Financial Engines hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Financial Engines, Inc.

We have audited the accompanying consolidated balance sheets of Financial Engines, Inc. and subsidiaries as of December 31, 2015 and 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Financial Engines, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Financial Engines, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Engines, Inc. and subsidiaries as of December 31, 2015 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Financial Engines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Financial Engines, Inc. acquired Kansas City 727 Acquisition LLC and its subsidiaries and certain affiliates (The Mutual Fund Store) and all franchises during 2016, and management excluded from its assessment of the effectiveness of Financial Engines, Inc.’s internal control over financial reporting as of December 31, 2016, internal control over financial reporting of The Mutual Fund Store and all franchises, which constituted 5% of total assets and 24% of total revenue included in the consolidated financial statements of Financial Engines, Inc. and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of Financial Engines, Inc. also excluded an evaluation of the internal control over financial reporting of The Mutual Fund Store and all franchises.

/s/ KPMG LLP

Santa Clara, California
February 27, 2017

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2016

	December 31,
	2015	2016
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$305,216	$134,246
Short-term investments	39,936	-
Accounts receivable, net of allowances of $225 and $206 as of December 31, 2015 and 2016, respectively	71,287	103,256
Prepaid expenses	4,486	7,370
Other current assets	3,061	3,468
Total current assets	423,986	248,340
Property and equipment, net	20,385	24,532
Intangible assets, net	7,085	205,751
Goodwill	-	312,020
Long-term deferred tax assets	21,780	40,504
Direct response advertising, net	7,186	5,849
Other assets	2,158	3,140
Total assets	$482,580	$840,136

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,933	$36,780
Accrued compensation	17,101	27,667
Deferred revenue	6,400	4,701
Dividend payable	3,615	4,350
Other current liabilities	1,169	4,343
Total current liabilities	55,218	77,841
Long-term deferred rent	9,485	12,269
Long-term tax liabilities	2,206	2,207
Other liabilities	524	488
Total liabilities	67,433	92,805
Contingencies (see note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 10,000 authorized as of December 31, 2015 and 2016; None issued or outstanding as of December 31, 2015 and 2016	—	—
Common stock, $0.0001 par value — 500,000 authorized as of December 31, 2015 and 2016; 52,972 and 63,476 shares issued and 51,695 and 62,199 shares outstanding at December 31, 2015 and 2016, respectively	5	6
Additional paid-in capital	461,139	782,079
Treasury stock, at cost (1,277 shares as of December 31, 2015 and 2016)	(47,637)	(47,637)
Retained Earnings	1,640	12,883
Total stockholders’ equity	415,147	747,331
Total liabilities and stockholders’ equity	$482,580	$840,136

 See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2014, 2015, and 2016

	2014	2015	2016
	(In thousands, except per share data)
Revenue:
Professional management	$245,812	$277,162	$385,944
Platform	33,071	30,766	28,366
Other	3,037	2,794	9,627
Total revenue	281,920	310,722	423,937
Costs and expenses:
Cost of revenue	112,817	131,011	186,009
Research and development	29,830	35,581	37,983
Sales and marketing	50,091	61,262	84,068
General and administrative	22,453	28,813	46,497
Amortization of intangible assets, including internal use software	5,974	4,900	15,408
Loss on reacquired franchisee rights	-	-	4,092
Total costs and expenses	221,165	261,567	374,057
Income from operations	60,755	49,155	49,880
Interest income, net	169	356	176
Other (expense) income	3	(30)	(784)
Income before income taxes	60,927	49,481	49,272
Income tax expense	23,975	17,864	20,712
Net and comprehensive income	$36,952	$31,617	$28,560
Dividends declared per share of common stock	$0.24	$0.28	$0.28
Net income per share attributable to holders of common stock
Basic	$0.72	$0.61	$0.47
Diluted	$0.69	$0.60	$0.46
Shares used to compute net income per share attributable to holders of common stock
Basic	51,601	51,732	60,962
Diluted	53,309	53,039	62,103

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014, 2015 and 2016

	Common stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained Earnings (Accumulated deficit)	Total Stockholders’ Equity
	(In thousands, except share data)
Balance, January 1, 2014	50,890,490	$5	$361,955	-	$-	$(40,074)	$321,886
Issuance of common stock upon exercise of options, net	1,217,046	-	12,761	-	-	-	12,761
Vested restricted stock units converted to shares	176,470	-	-	-	-	-	-
Net share settlements for stock-based minimum tax withholdings	(60,461)	-	(2,000)	-	-	-	(2,000)
Repurchases of common stock	-	-	-	(280,000)	(9,182)	-	(9,182)
Stock-based compensation under the fair value method	-	-	19,743	-	-	-	19,743
Cash dividends declared ($0.24 per share)	-	-		-	-	(12,398)	(12,398)
Excess tax benefit associated with stock-based compensation	-	-	12,449	-	-	-	12,449
Net and comprehensive income	-	-		-	-	36,952	36,952
Balance, December 31, 2014	52,223,545	$5	$404,908	(280,000)	$(9,182)	$(15,520)	$380,211
Issuance of common stock upon exercise of options, net	546,511	-	9,201	-	-	-	9,201
Vested restricted stock units converted to shares	302,617	-	-	-	-	-	-
Net share settlements for stock-based minimum tax withholdings	(100,337)	-	(3,514)	-	-	-	(3,514)
Repurchases of common stock	-	-	-	(997,000)	(38,455)	-	(38,455)
Stock-based compensation under the fair value method	-	-	26,213	-	-	-	26,213
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(14,457)	(14,457)
Excess tax benefit associated with stock-based compensation	-	-	24,331	-	-	-	24,331
Net and comprehensive income	-	-	-	-	-	31,617	31,617
Balance, December 31, 2015	52,972,336	$5	$461,139	(1,277,000)	$(47,637)	$1,640	$415,147
Issuance of common stock upon exercise of options, net	404,208	-	6,625	-	-	-	6,625
Issuance of common stock related to business combination	9,885,889	1	267,017	-	-	-	267,018
Vested restricted stock units converted to shares	317,497	-	-	-	-	-	-
Net share settlements for stock-based minimum tax withholdings	(104,109)	-	(3,336)	-	-	-	(3,336)
Stock-based compensation under the fair value method	-	-	33,988	-	-	-	33,988
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(17,317)	(17,317)
Excess tax benefit associated with stock-based compensation	-	-	16,646	-	-	-	16,646
Net and comprehensive income	-	-	-	-	-	28,560	28,560
Balance, December 31, 2016	63,475,821	$6	$782,079	(1,277,000)	$(47,637)	$12,883	$747,331

See accompanying notes to the consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2015, and 2016

	2014	2015	2016
	(In thousands)
Cash flows from operating activities:
Net income	$36,952	$31,617	$28,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,930	6,092	8,946
Amortization of intangible assets	5,614	4,566	14,964
Stock-based compensation	19,765	26,028	33,689
Amortization of deferred sales commissions	1,525	1,717	1,560
Amortization and impairment of direct response advertising	6,010	5,359	4,702
Amortization of discount on short-term investments	(69)	(359)	(5)
Provision for doubtful accounts	617	938	746
Write off of notes receivable	-	-	290
Deferred tax assets	10,869	(9,196)	(1,116)
Loss (gain) on fixed asset disposal	(17)	14	281
Loss (gain) on sale of short-term investments	-	(9)	18
Excess tax benefit associated with stock-based compensation	(12,659)	(25,058)	(18,435)
Changes in operating assets and liabilities:
Accounts receivable	(2,813)	(6,225)	(15,250)
Prepaid expenses	(492)	(723)	(1,369)
Direct response advertising	(4,450)	(4,338)	(3,388)
Other assets	(3,533)	1,773	(1,455)
Accounts payable	13,653	30,856	18,827
Accrued compensation	(4,034)	6,998	4,369
Deferred revenue	(2,315)	391	(1,768)
Deferred rent	2,202	814	1,130
Other liabilities	-	-	(526)
Net cash provided by operating activities	$71,755	$71,255	$74,770
Cash flows from investing activities:
Purchase of property and equipment	(10,157)	(6,094)	(7,037)
Sale of property and equipment	17	-	-
Capitalization of internal use software	(3,571)	(5,049)	(6,904)
Purchases of short-term investments	(179,789)	(159,555)	-
Maturities of short-term investments	120,000	180,000	-
Sale of short-term investments	-	119,872	39,923
Cash paid for acquisitions, net of cash acquired	-	-	(274,569)
Net cash (used in) provided by investing activities	$(73,500)	$129,174	$(248,587)
Cash flows from financing activities:
Payments on capital lease obligations	(105)	(112)	(106)
Payments related to business combinations	-	-	(2,189)
Excess tax benefit associated with stock-based compensation	12,659	25,058	18,435
Net share settlements for stock-based awards minimum tax withholdings	(2,002)	(3,514)	(3,336)
Repurchase of common stock	(9,182)	(38,455)	-
Proceeds from issuance of common stock	12,761	9,201	6,625
Cash dividend payments	(11,825)	(13,955)	(16,582)
Net cash provided by (used in) financing activities	$2,306	$(21,777)	$2,847
Net increase (decrease) in cash and cash equivalents	561	178,652	(170,970)
Cash and cash equivalents, beginning of year	126,003	126,564	305,216
Cash and cash equivalents, end of year	$126,564	$305,216	$134,246
Supplemental cash flows information:
Income taxes paid, net of refunds	$91	$1,584	$3,336
Interest paid	$12	$13	$13
Non-cash operating, investing and financing activities:
Issuance of common stock related to acquisition	$-	$-	$267,018
Unpaid purchases of property and equipment	$1,118	$574	$173
Purchase of property and equipment with non-cash tenant improvement allowance	$-	$-	$1,952
Purchase of property and equipment under capital lease	$169	$216	$-
Capitalized stock-based compensation for internal use software	$294	$515	$766
Capitalized stock-based compensation for direct response advertising	$119	$97	$79
Dividends declared but not yet paid	$3,113	$3,615	$4,350

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

The Company is a leading provider of independent, technology-enabled comprehensive financial advisory services, discretionary portfolio management, personalized investment advice, financial and retirement income planning, financial education and guidance. The Company helps individuals, either online or with an advisor, develop a strategy to reach investing and retirement goals by offering a comprehensive set of services, including holistic, personalized plans for saving and investing, assessments of retirement income, and the option to meet face-to-face with a dedicated financial advisor at one of more than 130 advisor centers nationwide. The Company’s advice and planning services cover employer-sponsored defined contribution (DC) accounts (401(k), 457, and 403(b) plans), IRA accounts, and taxable accounts.

The Company’s business model is based primarily on providing advisory services to DC plan participants in the workplace.  The Company also provides advisory services directly to individual clients outside of the workplace. Clients are defined as individuals who utilize our services, including Professional Management, Personal Advisor, Online Advice, education or guidance. The Company works with three key constituencies: individual investors, plan sponsors (employers offering DC plans to their employees) and plan providers (companies providing administrative services to plan sponsors).

The Company’s investment advisory and management services are provided through its subsidiary, Financial Engines Advisors L.L.C., a federally registered investment adviser. In February 2016, the Company completed the acquisition of Kansas City 727 Acquisition LLC, a Delaware limited liability corporation, as well as its subsidiaries (collectively, “The Mutual Fund Store”).

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments

Short-term investments consist of U.S. Treasury securities. The Company had previously classified its short-term investments as held-to-maturity through October 2015.  In November and December 2015, the Company sold a total of $120 million of short-term investments prior to maturity to address cash needs related to the acquisition of The Mutual Fund Store after signing the definitive acquisition agreement on November 5, 2015.  The remaining short-term investments of $39.9 million as of December 31, 2015 were classified as available-for-sale and recorded on the balance sheet at fair market value.  In January 2016, the Company sold the remaining $39.9 million of short term investments. Realized and unrealized gains or losses, net of tax, have been immaterial in every period presented.

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reported its short-term investments in U.S. Treasury securities at fair market value as of December 31, 2015 and 2016. There have been no changes in the Company’s valuation techniques during the years ended December 31, 2015 and 2016. Both the money market funds and U.S. Treasury securities are classified as Level 1.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2015				As of December 31, 2016
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$271,153	$271,153	$-	$-	$50,077	$50,077	$-	$-
U.S. Treasury Securities	$39,936	$39,936	$-	$-	$-	$-	$-	$-

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents primarily in highly-rated taxable money market funds which are issued or guaranteed by the United States government or their agencies. These deposits may exceed federal deposit insurance limits. The fair value of the Company’s money market funds is based on a trade date basis on the last business day of the accounting period. The fair value of the Company’s accounts receivable and accounts payable approximates the carrying amount due to their short duration.

The Company’s customers are concentrated in the United States. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company reviews the need for allowances for potential credit losses and such losses have been insignificant to date.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not have any customers that comprised 10% or more of the accounts receivable balance as of December 31, 2015 or 2016.

	Year Ended December 31,
	2014	2015
Percentage of revenue:(1)
Empower RetirementTM	11%	9%
Aon Hewitt Financial Advisors, LLC	9%	10%

(1)	The Company did not have any customers that comprised 10% or more of total revenue for the year ended December 31, 2016.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company reviews its trade receivables by aging category to identify significant customers with collection issues. For accounts not specifically identified, the Company provides reserves based on historical bad debt loss experience. The allowance for doubtful accounts were immaterial for the years ended December 31, 2014, 2015 and 2016.

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

Goodwill and Intangible Assets

Goodwill consists of the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill is tested for impairment each year in the fourth quarter, or more frequently if facts and circumstances warrant a review, by using a two-step process. The Company has concluded that it has a single reporting unit for the purpose of goodwill impairment testing, and accordingly, all goodwill resides within a single reporting unit. The Company compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, the Company would perform a measurement of the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. There were no indicators of impairment to the carrying amount of goodwill during the year ended December 31, 2016.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not have any indefinite lived intangible assets besides goodwill. Intangible assets with definite useful lives are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances raise doubt about recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. There were no impairments or changes in useful lives of acquired intangible assets during the year ended December 31, 2016.

Intangible assets consist primarily of customer relationships, trademarks, trade names, internal use software and reacquired franchisee rights. These intangible assets are acquired through business combinations or, in the case of capitalized software costs, are internally developed.  Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from less than 1 year to 20 years.

Long-Lived Assets

Long-lived assets, such as property, equipment, direct response advertising and intangible assets, including capitalized internal use software, subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets or asset group will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows of the assets or asset group are less than their carrying amount, the Company would recognize an impairment loss based on any excess of the carrying amount of the asset or asset group over their fair value.

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2015 and 2016, impairments to long-lived assets were immaterial.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is the same as net income for all periods presented.

Segment Information

The Company’s chief operating decision-maker, its chief executive officer, reviews the Company’s operating results on an aggregate, consolidated basis and manages its operations as a single operating segment. In addition, all of the Company’s operations and assets are based in the United States.  Following The Mutual Fund Store acquisition discussed in Note 4, the Company re-examined its reporting and operating structure, and determined it continues to operate as a single operating and reportable segment.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional Management.    The Company derives professional management revenue from client fees paid by or on behalf of both DC and individual investor clients who are enrolled one of its discretionary portfolio management services (either the Professional Management service or the Personal Advisor service) for the management of their account assets. The Company continues to use the term professional management revenue to include revenue from both the Professional Management and Personal Advisor services. The Company’s Professional Management service is a discretionary personalized portfolio management service for DC participants who want to work with or delegate the management of their retirement accounts to a professional with the help of an advisor team. Personal Advisor is a personalized service that can provide discretionary portfolio management on a client’s 401(k), IRA and/or taxable assets, as well as comprehensive financial planning and a dedicated advisor representative that participants can meet with in person, online or by phone. The Company’s retirement income solutions, including Income+ and Retirement Paycheck, which are features of its Professional Management and Personal Advisor services, respectively, provide clients approaching or in retirement with discretionary portfolio management with an income objective and steady monthly payments from their accounts during retirement, including Social Security claiming guidance and planning. The services are generally made available to prospective clients by written agreements with the plan provider, the plan sponsor and the plan participant in a DC plan (and may be provided on a subadvisory basis) and by written agreements with individual investors.

The Company’s arrangements with clients using discretionary portfolio management services generally provide for fees based on the value of assets we manage and are generally payable quarterly in arrears. The majority of client fees across both services, as well as across both advisory and subadvisory relationships for DC accounts, are calculated on a monthly basis, as the product of client fee rates and the value of assets under management (AUM) at or near the end of each month. For IRA and taxable accounts, its client fees are calculated on a quarterly basis at the end of each quarter.

Platform.    The Company derives platform revenue from recurring, subscription-based fees for access to its services, including Online Advice, education and guidance, and to a lesser extent, from setup fees and its Professional Management service. Online Advice is a non-discretionary, Internet-based investment advisory service, which includes personalized online savings and investment advice and retirement income projections for clients who want to manage their retirement themselves. The arrangements generally provide for fees to be paid by the plan sponsor, plan provider or the DC plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over seven years.

Other.    Other revenue includes fees for non-retirement account servicing, franchise royalty fees, reimbursement for a portion of marketing and client materials from certain subadvisory relationships and reimbursement for providing personal statements to prospective clients from a limited number of plan sponsors. The fees for non-retirement account servicing do not impact client fees paid for discretionary portfolio management services, and are disclosed in the applicable Form ADV of the Company’s advisory subsidiaries. Franchise royalty fees were applicable for the period of February 1, 2016 to September 30, 2016 and recognized as revenue as the services are performed by the franchisees. The franchise royalty fees were based on specified percentages of the franchisees’ advisory fees billed to their clients, which were primarily based on predetermined percentages of the market value of the AUM and are affected by changes in the AUM. Costs associated with reimbursed printed fulfillment materials are expensed to cost of revenue as incurred.

Deferred Revenue

Deferred revenue consists primarily of billings or payments received in advance of revenue recognition generated by the Company’s platform service and setup fees. For these services, the Company generally invoices its customers in annual or quarterly installments payable in advance. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription contracts.

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

The expenses included in cost of revenue are shared across the different revenue categories, and the Company is not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to the Company’s revenue are included in the category cost of revenue in the Consolidated Statements of Income. A portion of the amortization of intangible assets, including internal use software, relates to the Company’s cost of revenue but is reflected together with all amortization of intangible assets as a separate line item in the Company’s Consolidated Statements of Income.

Direct Response Advertising

The Company’s advertising costs include printed materials associated with new customer solicitations. These costs relate primarily to either active enrollment campaigns, where marketing materials are sent to solicit enrollment in the Company’s Professional Management service, or passive enrollment campaigns, where the plan sponsor defaults all eligible clients into the Professional Management service unless they decline. Advertising costs relating to passive enrollment campaigns and other general marketing materials sent to participants do not qualify as direct response advertising and are expensed to sales and marketing in the period the advertising activities first take place. Printed fulfillment costs relating to subadvisory campaigns do not qualify as direct response advertising and are expensed to cost of revenue in the period in which the expenses were incurred. As campaign materials are modified over time, the Company evaluates the content to ensure it has properly identified those campaigns which qualify for capitalization per the accounting definition of direct-response advertising and expense those campaigns that do not qualify as incurred. Advertising costs associated with direct advisory active enrollment campaigns qualify for capitalization as direct response advertising. The capitalized costs are amortized over the estimated three-year period of probable future benefits following the enrollment of a client into the Professional Management service based on the ratio of current period revenue for the direct response advertising cost pool as compared to the total estimated revenue expected for the direct response advertising cost pool over the remaining period of probable future benefits. The realizability of the amounts of direct response advertising reported as assets are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result directly from such advertising.

The Company capitalizes direct response advertising costs associated with direct advisory active enrollment campaigns as the Company has sufficient and verifiable historical patterns to demonstrate the probable future benefits of such campaigns. During the years ended December 31, 2014, 2015 and 2016, the Company capitalized $4.6 million, $4.4 million and $3.5 million, respectively, of direct response advertising costs. Advertising expense was $6.9 million, $8.2 million and $19.9 million for the years ended December 31, 2014, 2015 and 2016, respectively, of which direct response advertising amortization was $6.1 million, $5.5 million and $4.8 million, respectively. During the years ended December 31, 2014, 2015 and 2016, impairments to direct response advertising were immaterial.  Advertising expense other than direct response advertising amortization, such as radio and digital advertising, was expensed as incurred.

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

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Company currently uses the simplified method in developing an estimate of expected term of stock options. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. Prior to 2016, the computation of expected volatility was based on a combination of the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data, as well as the Company’s own historical volatility.  Beginning in 2016, the Company began to base expected volatility on its own historical volatility, as it had sufficient exercise history to do so.  The Company includes a dividend yield in its Black-Scholes option pricing model to reflect the anticipated dividends to be paid over the expected term of the awards.

The Company expenses RSUs over the performance period based on the fair market value of the awards at the date of grant.

The Company expenses PSUs based on the fair market value of the awards on the date of grant and the number of shares ultimately expected to vest at the end of each performance period, ratably over the each of the performance periods. Each PSU award consists of two vesting cliffs. Sixty percent of each award was eligible to vest on January 1, 2016 and forty percent is eligible to vest on January 1, 2018. Depending on performance against the target metrics, vesting will be between 0% and 140%. The actual number of shares of common stock issued will be determined on each vesting cliff date based on actual performance results against the target metrics. For PSUs, the Company re-assesses the probability of achieving the target metrics at the end of each reporting period and adjusts the recognition of expense accordingly.

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

Net Income per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period less the weighted average number of common shares repurchased by the Company during the period, if any. Diluted net income per common share is computed by giving effect to all dilutive potential common shares, including options, RSUs, and PSUs. Repurchased shares are held as treasury stock and outstanding shares used to calculate earnings per share have been reduced by the weighted number of repurchased shares.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new standard may also impact how the Company accounts for certain direct costs associated with its revenues. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations, which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, which clarifies the following aspects in ASU 2014-09: collectability, presentation of sales taxes and other similar taxes collected from customers, noncash considerations, contract modifications at transition, completed contracts at transition, and technical correction.

These ASUs, which are required to be adopted together will replace most existing revenue recognition guidance in U.S. GAAP. While early adoption is permitted as of January 1, 2017, the Company intends to adopt these ASUs on January 1, 2018 using either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method, but expects to do so in the first half of 2017 upon completion of further analysis.

Currently, the Company is in the process of reviewing its historical contracts to quantify the impact that the adoption of these standards will have on the identification of and accounting for performance obligations and on the recognition of costs related to obtaining customer contracts (namely sales commissions and marketing costs). The Company anticipates the adoption of these ASUs will impact the timing of recognition and classification in its consolidated financial statements of certain marketing costs it incurs to obtain sales contracts from its customers. For example, there are direct response advertising costs that the Company currently capitalizes and amortizes for certain printed materials associated with new customer solicitations. Under the new guidance, these costs may need to be expensed as incurred. The Company continues to evaluate the impact the update will have on its consolidated financial statements and related disclosures.

On February 25, 2016, FASB issued ASU No. ASU 2016-02, Leases, which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the balance sheet. The ASU also requires additional disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Adoption of the standard will require a modified retrospective approach. The Company plans to adopt this ASU on January 1, 2019 and is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

On March 30, 2016, FASB issued ASU No. ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to record the cumulative impact of applying this guidance directly to retained earnings, which it estimates to be in the range of $20 million to $30 million on January 1, 2017 upon adoption. The inclusion of excess tax benefits and deficiencies as a component of income tax expense will increase volatility within the Company’s provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the stock price at the date the awards vest.  As a result, subsequent to adoption the Company's income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. Also, the elimination of applying an estimated forfeiture rate to non-cash stock-based compensation expense may also cause the timing of expense to be more volatile.

On August 26, 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU clarifies and provides guidance on eight specific cash flow classification issues that are not currently addressed by current GAAP thereby reducing current diversity in practice.  Although early adoption is permitted, the Company plans to adopt the ASU on January 1, 2018 and is evaluating the impact that it will have on its consolidated financial statements.

In October 24 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs.  The ASU will be effective for the Company in its first quarter of 2018, but the Company is considering early adopting the new standard in 2017. The cumulative impact of applying this guidance to retained earnings is estimated to be approximately $1.2 million.

NOTE 3 — Balance Sheet Items

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2015	2016
	(In thousands)
Cash	$34,063	$84,169
Money market fund	271,153	50,077
Total cash and cash equivalents	$305,216	$134,246

Short-term Investments

The Company considers all investments purchased with an original remaining maturity of between three and twelve months at the date of purchase to be short-term investments. U.S. Treasury securities are classified as short-term investments and available-for-sale as of December 31, 2015.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2015	2016
	(In thousands)
Computer equipment	$11,533	$13,220
Computer software	3,298	4,279
Furniture, fixtures and equipment	9,560	13,641
Leasehold improvements	14,589	20,083
Total property and equipment	38,980	51,223
Less: Accumulated depreciation	(18,595)	(26,691)
Property and equipment, net	$20,385	$24,532

Depreciation and amortization expense was $4.9 million, $6.1 million and $8.9 million for the years ended December 31, 2014, 2015 and 2016, respectively. Included in property and equipment as of December 31, 2015 and 2016 are assets acquired under capital lease obligations with original costs of $0.7 million and $0.7 million, respectively. Accumulated depreciation on capital lease assets was $0.3 million and $0.4 million as of December 31, 2015 and 2016, respectively. For the years ended December 31, 2015 and 2016, disposed property and equipment were immaterial.

Goodwill and Intangible Assets

Goodwill as of December 31, 2015 and 2016 consisted of the following:

(In thousands)
Balance as of December 31, 2015	$-
The Mutual Fund Store acquisition	293,720
April 2016 franchise acquisitions	7,319
July and August 2016 franchise acquisitions	4,571
October 2016 franchise acquisitions	6,410
Balance as of December 31, 2016(1)	$312,020

(1)	There is no accumulated impairment of goodwill for the periods presented. Adjustments to goodwill were immaterial for the year ended December 31, 2016.

Intangible assets as of December 31, 2015 and 2016 consisted of the following:

		December 31, 2015			December 31, 2016
		(In thousands)
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14 - 19	$-	$-	$-	$164,338	$7,781	$156,557
Franchise agreements and reacquired franchisee rights	<1 - 9	-	-	-	2,697	498	2,199
Favorable leases, net	6	-	-	-	140	22	118
Trademarks/Trade names	20	-	-	-	39,230	1,810	37,420
Internal use software	2 - 4	53,398	46,313	7,085	60,965	51,508	9,457
Total		$53,398	$46,313	$7,085	$267,370	$61,619	$205,751

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairments to intangible assets were immaterial for the years ended December 31, 2015 and 2016.

Amortization expense related to intangible assets was as follows:

	Year Ended December 31,
	2015	2016
	(In thousands)
Customer relationships	$-	$7,781
Franchise agreements and reacquired franchisee rights	-	498
Favorable leases, net	-	22
Trademarks/Trade names	-	1,810
Internal use software(1)	4,900	5,297
Amortization expense	$4,900	$15,408

(1)	For the year ended December 31, 2015 and 2016, internal use software amortization included approximately $0.3 million and $0.5 million of stock-based compensation expense, respectively.

The following table presents the estimated future amortization of intangible assets as of December 31, 2016:

(In thousands)
Years ending December 31:
2017	$15,873
2018	14,363
2019	12,387
2020	11,457
2021	11,124
Thereafter	140,547
$205,751

Accounts Payable

Accounts payable consists of the following:

	December 31,
	2015	2016
	(In thousands)
Data connectivity fees payable	$22,389	$28,731
Trade accounts payable	3,580	4,654
Other	964	3,395
Total accounts payable	$26,933	$36,780

Accrued Compensation

Accrued compensation consists of the following:

	December 31,
	2015	2016
	(In thousands)
Accrued bonus	$12,384	$20,028
Accrued vacation	3,513	4,099
Accrued variable compensation	279	1,316
Accrued payroll	766	1,465
Other	159	759
Total accrued compensation	$17,101	$27,667

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred cash payments totaling approximately $3.9 million in January 2017 associated with a change to its paid time off program for exempt employees as of January 1, 2017.

Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2015	2016
	(In thousands)
Short term holdbacks and earnouts	$-	$2,873
Other	1,169	1,470
Total other current liabilities	$1,169	$4,343

NOTE 4 — Business Combinations

Acquisition of The Mutual Fund Store

On February 1, 2016, the Company completed the acquisition of The Mutual Fund Store pursuant to an Agreement and Plan of Mergers, dated November 5, 2015, as amended. The acquisition enabled the Company to expand its independent advisory services to DC participants through comprehensive financial planning and the option to meet face-to-face with a dedicated financial advisor.

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

The total acquisition consideration has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition, including 21 franchised store agreements. The assets acquired consist primarily of customer relationships, accounts receivable, and trade names and trademarks. The intangible assets will be amortized based upon their estimated useful lives on a straight-lined basis consistent with the expected realization of benefit for each asset.  The table below represents the allocation of the total acquisition consideration to The Mutual Fund Store’s tangible and intangible assets and liabilities based on the Company’s estimate of their respective fair values:

(In thousands)
Assets acquired	$48,117
Identifiable intangible assets	191,020
Goodwill	293,720
Liabilities assumed	(19,838)
Total consideration	$513,019

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of intangible assets acquired and estimated useful lives is as follows:

(In thousands, except life in years)	Estimated Fair Value	Weighted Average Life in Years
Customer relationships	$151,300	19
Franchise agreements	350	less than 1 year
Favorable leases, net	140	6
Trademarks/Trade names	39,230	20
Total	$191,020

The purchase price allocation resulted in $293.7 million of goodwill, of which approximately $161.5 million is expected to be deductible for tax purposes. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, including the benefit of operational leverage resulting from expanding the Company’s independent advisory services, and the knowledge and experience of the acquired workforce.

The results of The Mutual Fund Store operations are included in the Consolidated Statements of Income beginning February 1, 2016. The Mutual Fund Store’s total revenue, including acquired franchises (discussed below) for the eleven-month period ended December 31, 2016 was $103.8 million.

The Company incurred transaction costs totaling $6.2 million during the year ended December 31, 2016 that were expensed as incurred in general and administrative expense in its Consolidated Statements of Income.

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

During the year ended December 31, 2016, the Company paid $2.2 million, primarily for previously-withheld consideration for franchises acquired by The Mutual Fund Store prior to February 1, 2016.

Pro forma results for Financial Engines, Inc. giving effect to The Mutual Fund Store acquisition (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations of Financial Engines and The Mutual Fund Store for the years ended December 31, 2015 and 2016 as if the acquisition had occurred as of January 1, 2015.

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

	Year Ended December 31,
	2015	2016
	(In thousands, except per share data)
Revenue	$411,191	$432,021
Net income(1)	$38,795	$39,058
Net income per share:
Basic	$0.63	$0.63
Diluted	$0.62	$0.62

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

THE MUTUAL FUND STORE® - Charleston
THE MUTUAL FUND STORE® - Providence
THE MUTUAL FUND STORE® - Pittsburg
THE MUTUAL FUND STORE® - Philadelphia
THE MUTUAL FUND STORE® - Miami
THE MUTUAL FUND STORE® - Toledo
THE MUTUAL FUND STORE® - Columbia

The acquisitions are expected to enable the Company to have greater oversight and control over the operations of these advisor center locations. The purchase price allocation is subject to certain closing and post-closing adjustments. Approximately $0.8 million in holdback amounts have been reserved with respect to indemnification claims on behalf of the Company, which are expected to be paid in April 2017.

The total acquisition consideration has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The assets acquired consist primarily of intangible customer relationships and reacquired franchisee rights. The intangible assets will be amortized based upon their estimated useful lives on a straight-lined basis consistent with the expected realization of benefit for each asset.

The table below represents the allocation of the aggregate acquisition consideration based on the Company’s estimate of their respective fair values:

(In thousands)
Assets acquired	$698
Identifiable intangible assets	6,527
Goodwill	7,319
Liabilities assumed	(95)
Total consideration	$14,449

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of intangible assets acquired and estimated useful lives is as follows:

(In thousands, except life in years)	Estimated Fair Value	Weighted Average Life in Years
Customer relationships	$5,842	14
Reacquired franchisee rights	685	9
Total	$6,527

The purchase price allocations resulted in $7.3 million of goodwill, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, including the benefit of operational leverage and the knowledge and experience of the acquired workforce.

The Company incurred transaction costs totaling $0.1 million during the year ended December 31, 2016 that were expensed as incurred in general and administrative expense in its Consolidated Statements of Income.

Acquisition of Franchises July and August 2016

In July and August 2016, the Company completed the acquisition of the six franchises associated with the six locations listed below for a total aggregate cash consideration of $8.1 million.

THE MUTUAL FUND STORE® - Grand Rapids
THE MUTUAL FUND STORE® - Tuscon
THE MUTUAL FUND STORE® - National III
THE MUTUAL FUND STORE® - Springfield, MA
THE MUTUAL FUND STORE® - Memphis
THE MUTUAL FUND STORE® - Madison

The acquisitions are expected to enable the Company to have greater oversight and control over the operations of these advisor center locations. The purchase price allocation is subject to certain closing and post-closing adjustments. Approximately $0.3 million in holdback amounts have been reserved with respect to indemnification claims on behalf of the Company, which are expected to be paid in July and August 2017.

The total acquisition consideration has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The assets acquired consist primarily of intangible customer relationships and reacquired franchisee rights. The intangible assets will be amortized based upon their estimated useful lives on a straight-lined basis consistent with the expected realization of benefit for each asset. The table below represents the allocation of the aggregate acquisition consideration based on the Company’s estimate of their respective fair values:

(In thousands)
Assets acquired	$566
Identifiable intangible assets	3,050
Goodwill	4,571
Liabilities assumed	(58)
Total consideration	$8,129

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of intangible assets acquired and estimated useful lives is as follows:

(In thousands, except life in years)	Estimated Fair Value	Weighted Average Life in Years
Customer relationships	$2,508	14
Reacquired franchisee rights	542	8
Total	$3,050

The purchase price allocations resulted in $4.6 million of goodwill, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, including the benefit of operational leverage and the knowledge and experience of the acquired workforce.

As a result of the acquisitions of two of the franchises, the Company reacquired the franchisee rights at a purchase price which was pre-determined per the franchise agreement contracts and effectively settled its pre-existing royalty contracts. The Company engaged a third-party specialist to assist in assessing the fair value of these rights and determined that the reacquired right had a fair value less than the price paid. The amount by which the contract was unfavorable to the Company when compared to current market transactions for similar items resulted in a loss of $4.1 million for the year ended December 31, 2016, and was accounted for as a separate transaction from the business combination. The loss of $4.1 million was cash paid in addition to the $8.1 million in cash consideration for these acquisitions for total cash paid of $12.2 million.

The Company incurred transaction costs totaling $0.1 million during the year ended December 31, 2016 that were expensed as incurred in general and administrative expense in its Consolidated Statements of Income. The Company wrote off $0.2 million in notes receivable as of June 30, 2016 related to these franchise acquisitions as they were deemed to be uncollectable.

Acquisition of Franchises October 2016

In October 2016, the Company completed the acquisition of the eight franchises associated with the eight locations listed below for a total aggregate cash consideration of $12.8 million.

THE MUTUAL FUND STORE® - DesMoines
THE MUTUAL FUND STORE® - Harrisburg
THE MUTUAL FUND STORE® - Greensboro
THE MUTUAL FUND STORE® - Knoxville
THE MUTUAL FUND STORE® - Nashville
THE MUTUAL FUND STORE® - Oklahoma
THE MUTUAL FUND STORE® - Raleigh
THE MUTUAL FUND STORE® - Springfield, MO

The acquisitions are expected to enable the Company to have greater oversight and control over the operations of these advisor center locations. The preliminary purchase price allocation is subject to certain closing and post-closing adjustments. Approximately $0.6 million in holdback amounts have been reserved with respect to indemnification claims on behalf of the Company, which are expected to be paid in October 2017.

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

(In thousands)
Assets acquired	$710
Identifiable intangible assets	5,808
Goodwill	6,410
Liabilities assumed	(122)
Total consideration	$12,806

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

A summary of intangible assets acquired and estimated useful lives is as follows:

(In thousands, except life in years)	Estimated Fair Value	Weighted Average Life in Years
Customer relationships	$4,688	14
Reacquired franchisee rights	1,120	9
Total	$5,808

The preliminary purchase price allocations resulted in $6.4 million of goodwill, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, including the benefit of operational leverage and the knowledge and experience of the acquired workforce.

The Company incurred transaction costs totaling $0.2 million during the year ended December 31, 2016 that were expensed as incurred in general and administrative expense in its Consolidated Statements of Income.

NOTE 5 — Stockholders’ Equity

Common Stock

As of December 31, 2016, there were 500,000,000 shares of common stock authorized, 63,475,821 shares issued and 62,198,821 shares outstanding. Common stockholders are entitled to dividends if and when declared by the Board of Directors.

Cash Dividends

The Company initiated cash dividends on its common stock in April 2013. For the year ended December 31, 2016, the Board of Directors declared quarterly cash dividends totaling $0.28 per share annually of common stock outstanding. On February 14, 2017 the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on April 5, 2017 to record-holders as of March 22, 2017. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of December 31, 2016, the Company had a dividend payable balance of $4.4 million, which was paid to stockholders in January 2017.

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

The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The Company repurchased shares of its common stock in the open market during the periods presented as follows:

	Number of Shares	Average Repurchase Price Per Share	Amount
			(In thousands)
2015:
Third quarter	344,000	$32.43	$11,154
Second quarter	378,000	$42.29	$15,984
First quarter	275,000	$41.15	$11,317
2014:
Fourth quarter	280,000	$32.79	$9,182
	1,277,000		$47,637

Common Stock Reserved for Future Issuance

As of December 31, 2016, the Company has reserved the following shares of common stock for issuance in connection with:

Stock options outstanding	5,457,093
Restricted stock units outstanding	1,597,321
Performance stock units outstanding	105,080
Stock awards available for grant	7,965,231
Total shares reserved	15,124,725

Stock Plans

1998 Stock Plan

The 1998 Stock Plan expired in April 2010. The Company has reserved a total of 535,155 shares of its common stock for issuance under its 1998 Stock Plan related to options granted prior to the initial public offering. Under the 1998 Stock Plan, the Board of Directors granted stock purchase rights and incentive and non-statutory stock options to employees, consultants and directors at fair market value on the date of grant. Vesting provisions of stock purchase rights and options granted under the 1998 Stock Plan were determined by the Board of Directors. Stock purchase rights have a 30-day expiration period and options expire no later than 10 years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company, with or without cause, typically all unvested options are forfeited and all vested options must be exercised within three months or they are forfeited.

2009 Stock Incentive Plan

The Company has reserved a total of 6,624,339 shares of its common stock for issuance under its Amended and Restated 2009 Stock Incentive Plan (the 2009 Stock Incentive Plan).

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

For PSUs granted for the years ended December 31, 2013 and 2014, each PSU award consists of two vesting cliffs. Sixty percent of each award was eligible to vest on January 1, 2016 and 40% is eligible to vest on January 1, 2018. Depending on performance against the target metrics, vesting will be between 0% and 140%. On a quarterly basis, the estimated probability of achieving the objective performance criteria is re-evaluated by management and the expense is adjusted accordingly at the end of each balance sheet period. The number of shares of the Company’s common stock issued to the award recipients at the end of each of the PSU vesting periods will be based on actual achievement results.

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

As of December 31, 2016, no shares were subject to repurchase and 7,965,231 shares were available for future grant. The 2009 Stock Incentive Plan expires in March 2026.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

The following table summarizes option activity under the 1998 Stock Plan and the 2009 Stock Incentive Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance, January 1, 2014	3,918,890	18.79
Granted	1,645,477	37.29
Exercised	(1,217,046)	10.48
Forfeited	(198,323)	36.20
Balance, December 31, 2014	4,148,998	27.73
Granted	1,115,109	37.30
Exercised	(546,511)	16.86
Forfeited	(317,781)	39.63
Balance, December 31, 2015	4,399,815	$30.65
Granted	1,831,432	27.05
Exercised	(404,208)	16.39
Forfeited	(369,946)	36.96
Balance, December 31, 2016	5,457,093	$30.07	7.42 years	$46,264,337
Vested and expected to vest, December 31, 2016	5,149,665	$30.06	7.33 years	$44,058,365
Exercisable, December 31, 2016	2,495,383	$29.08	5.75 years	$25,949,866

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2016 of $36.75, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2014, 2015 and 2016 was $44.0 million, $12.9 million and $6.2 million, respectively. The weighted average fair value per share of options granted to employees for the years ended December 31, 2014, 2015 and 2016 was approximately $13.24, $13.17 and $10.35, respectively. Total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2014, 2015 and 2016 was $12.8 million, $9.2 million and $6.6 million, respectively. The total grant-date fair value of the shares vested during the years ended December 31, 2014, 2015 and 2016 was $6.5 million, $11.2 million and $11.2 million, respectively.

As of December 31, 2016, there was $13.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted after January 1, 2006, to be recognized over the weighted average remaining requisite service period of 1.2 years.

The following weighted average assumptions were used to value options granted:

	2014	2015	2016
Expected life in years	6	6	6
Risk-free interest rate	1.85%	1.72%	1.42%
Volatility	36%	37%	43%
Dividend yield	0.6%	0.8%	1.0%

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units Information

The following table summarizes RSU activity under the 2009 Stock Incentive Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance, January 1, 2014	562,638	$35.07
Granted	509,881	36.72
Vested and settled (1)	(176,470)	31.89
Forfeited	(51,327)	35.46
Balance, December 31, 2014	844,722	36.38
Granted	363,388	36.23
Vested and settled (1)	(302,617)	34.90
Forfeited	(90,676)	37.06
Balance, December 31, 2015	814,817	36.78
Granted	1,156,344	27.28
Vested and settled (1)	(278,700)	36.15
Forfeited	(95,140)	34.36
Balance, December 31, 2016	1,597,321	$30.16	1.71 years	$58,701,547
Expected to vest, December 31, 2016	1,412,841	$30.22	1.63 years	$51,921,920

(1)

Vested and settled for the years ended December 31, 2014, 2015 and 2016 includes 60,461 shares, 100,337 shares and 104,109 shares, respectively, which were tendered in exchange for minimum tax withholdings.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (using the fair value of the Company’s common stock on December 31, 2016 of $36.75). As of December 31, 2016, the aggregate intrinsic value of unvested RSUs was $58.7 million. The total intrinsic value of RSUs vested and settled during the years ended December 31, 2014, 2015 and 2016 was $6.0 million, $10.8 million and $9.0 million, respectively. The total grant-date fair value of shares vested during the years ended December 31, 2014, 2015 and 2016 was $5.6 million, $10.6 million and $10.1 million, respectively.

As of December 31, 2016, there was $23.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock purchase rights to be recognized over the weighted average remaining requisite service period of 1.7 years.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Stock Units Information

During the years ended December 31, 2013 and 2014, the Compensation Committee of the Board of Directors granted PSUs to certain executives.

The following table summarizes unvested PSU activity under the 2009 Stock Incentive Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance, January 1, 2014	414,300	$43.59
Granted	51,300	42.07
Vested and settled	-	-
Forfeited	(173,600)	43.59
Balance, December 31, 2014	292,000	43.32
Granted	-	-
Vested and settled	-	-
Forfeited	-	-
Balance, December 31, 2015	292,000	43.32
Granted	-	-
Vested and settled	(38,797)	43.32
Forfeited	(148,123)	43.27
Balance, December 31, 2016	105,080	$43.39	1.00 years	$3,861,690
Expected to vest, December 31, 2016	97,619	$43.39	1.00 years	$3,587,510

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (using the fair value of the Company’s common stock on December 31, 2016 of $36.75).

As of December 31, 2016, there was $0.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to PSUs to be recognized over the weighted average remaining requisite service period of 1.0 years. As of December 31, 2014, the Company determined that certain performance criteria for PSUs was improbable of achievement related to December 31, 2015 performance metrics, and accordingly reversed plan-to-date stock-based compensation expense of $1.2 million previously recognized related to these certain criteria.  On January 1, 2016, performance achievement for the December 31, 2015 performance metrics that were probable of achievement resulted in 38,797 shares issued to certain executives in February 2016.

Stock-based Compensation

The following table summarizes the stock-based compensation by functional area:

	Year Ended December 31,
	2014	2015	2016
	(In thousands)
Stock-based compensation:
Cost of revenue	$3,191	$4,501	$7,974
Research and development	4,378	5,631	6,012
Sales and marketing	5,823	7,643	9,610
General and administrative	6,013	7,918	9,604
Amortization of intangible assets	360	335	489
Total stock-based compensation	$19,765	$26,028	$33,689

Recognized income tax benefit on stock-based compensation included with income tax expense for the years ended December 31, 2014, 2015 and 2016 was $8.4 million, $10.5 million and $13.4 million, respectively.

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

NOTE 6 — Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per share attributable to holders of common stock:

	Year Ended December 31,
	2014	2015	2016
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$36,952	$31,617	$28,560
Denominator (basic):
Weighted average common shares outstanding	51,601	51,732	60,962
Denominator (diluted):
Weighted average common shares outstanding	51,601	51,732	60,962
Dilutive stock options outstanding	1,384	903	602
Dilutive unvested restricted stock units	276	374	524
Dilutive unvested performance stock units	48	30	15
Net weighted average common shares outstanding	53,309	53,039	62,103
Net income per share attributable to holders of common stock:
Basic	$0.72	$0.61	$0.47
Diluted	$0.69	$0.60	$0.46

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Year Ended December 31,
	2014	2015	2016
	(In thousands)
Stock options outstanding	829	1,601	3,443
Restricted stock units outstanding	15	32	72
Performance stock units outstanding	1	-	-
Total anti-dilutive common equivalent shares	845	1,633	3,515

On February 1, 2016, the Company issued 9,885,889 shares of its common stock as part of the consideration to acquire The Mutual Fund Store.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — Income Taxes

The Company is subject to income taxes only in the United States. Provision for income tax expense consists of the following:

	Year Ended December 31,
	2014	2015	2016
	(In thousands)
Current expense:
Federal	$11,957	$24,995	$19,580
State	4,822	598	2,244
Total current	16,779	25,593	21,824
Deferred expense:
Federal	7,479	(7,968)	(1,403)
State	(283)	239	291
Total deferred	7,196	(7,729)	(1,112)
Total provision for income taxes	$23,975	$17,864	$20,712

The Company’s current income tax expense has been reduced by employee stock-based awards. For stock options, the Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of the exercise and the exercise price. For RSUs, the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. If an incremental tax benefit is realized as a reduction of income tax payable, such excess tax benefit is recognized as an increase to additional paid-in capital. The excess tax benefits from employee stock-based awards transactions in the years ended December 31, 2014, 2015 and 2016 were $12.8 million, $25.1 million and $18.4 million, respectively.

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to net income is attributable to the following:

	Year Ended December 31,
	2014	2015	2016
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.2%	1.4%	3.6%
Nondeductible expenses	0.1%	0.2%	0.4%
Stock-based compensation	-0.5%	-0.2%	0.2%
Research and development credit	-0.4%	-0.3%	-0.3%
Change in valuation allowance	-0.2%	0.0%	0.0%
Other	0.2%	0.0%	3.1%
Income tax expense	39.4%	36.1%	42.0%

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$655	$14,046
Tax credits	1,965	2,091
Deferred revenue	147	98
Stock-based compensation	16,944	23,763
Accrued expenses and reserves	10,075	15,017
Other temporary differences	1,003	-
Total gross deferred tax assets	30,789	55,015
Valuation allowance	—	(162)
Net deferred tax assets	30,789	54,853
Deferred tax liabilities
Fixed assets and intangible amortization	(9,009)	(14,349)
Total deferred tax liabilities	(9,009)	(14,349)
Net deferred tax assets	$21,780	$40,504

The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.  Upon evaluating the positive and negative evidence present at December 31, 2016, management concluded it was more likely than not that the benefit of its deferred tax assets will be realized. As of December 31, 2016, the amount of pre-tax income the Company needs to generate in future years in order to realize its deferred tax assets is approximately $89.8 million and $171.4 million with respect to approximately $31.4 million of federal related deferred tax assets and $9.1 million of state related net deferred tax assets, respectively.

As of December 31, 2016, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $83.1 million and $77.2 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2036. At December 31, 2016, net operating losses of $47.4 million, federal, and $19.1 million, state, relate to excess stock-based compensation, and accordingly, no deferred tax asset is recognized for such amounts prior to the adoption of ASU 2016-09 on January 1, 2017, discussed above.

As of December 31, 2016, the Company has research credit carryforwards for federal and California income tax purposes of approximately $5.5 million and $8.3 million, respectively, available to reduce future income taxes. The federal research credit carryforwards expire through 2036. The California research credit carries forward indefinitely. As of December 31, 2016, research credits of $5.5 million for federal and $0.6 million for state relate to excess stock based compensation, and accordingly no deferred tax asset is recognized for such prior to the adoption of ASU 2016-09 on January 1, 2017, discussed above.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2016
	(In thousands)
Balance, beginning of year	$8,319	$6,657
Reductions for tax positions taken in the prior year	(1,666)	-
Additions for tax positions taken in the prior year	-	-
Additions for tax positions taken in the current year	4	15
Balance, end of year	$6,657	$6,672

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, unrecognized tax benefits approximating $5.1 million would affect the effective tax rate if recognized.

The Company does not anticipate adjustments to unrecognized tax benefits which would result in a material change to its financial position within the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2014, 2015 and 2016, the accrued interest and penalties were immaterial.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception in the Company’s major jurisdictions are open due to loss carryforwards and may be subject to examination in one or more jurisdictions.

NOTE 8 — Savings Plan

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pre-tax salaries per year, but not more than the statutory limits. The Company may, at its discretion, make matching contributions to the 401(k) Plan. For the year ended December 31, 2014, the Company made matching contributions of 50% of employee contributions up to 3% of salary (including commissions) and for the years ended December 31, 2015 and 2016 the Company made matching contributions of 100% of employee contributions up to 4% of salary (including commissions), which totaled $1.5 million, $2.3 million and $3.7 million, respectively.

NOTE 9 — Commitments and Contingencies

Commitments

The Company leases its facilities under non-cancelable operating leases expiring at various dates through the year 2027.

The Company classifies tenant improvement allowances in its Consolidated Balance Sheets under deferred rent and amortizes them on a straight-line basis over the related lease period. Tenant improvement allowance activity is presented as part of cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

Certain of the Company’s facility leases provide for a free rent period or escalating rent payments and, accordingly, the Company has straight-lined the rental payments over the respective lease terms. As of December 31, 2015 and 2016, deferred rent was $10.5 million and $13.6 million, respectively. Rent expense for all operating leases totaled approximately $4.0 million, $3.9 million and $8.3 million for the years ended December 31, 2014, 2015 and 2016, respectively.

In the years ended December 31, 2014, 2015 and 2016, the Company entered into various office equipment capital leases which terminate in between April 2019 and August 2019.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s contractual obligations as of December 31, 2016. Certain of these contractual obligations are reflected on the Company’s Consolidated Balance Sheets while others are disclosed as future obligations under GAAP. Purchase obligations represent non-cancelable, long-term contracts primarily related to software and data services.

	Capital Lease	Operating Leases	Purchase Obligations
	(In thousands)
Year ending December 31,
2017	$119	$9,656	$2,278
2018	118	9,621	1,388
2019	43	9,170	402
2020	-	6,766	-
2021	-	4,967	-
Thereafter	-	13,058	-
Total minimum payments	280	$53,238	$4,068
Less: Amounts representing interest expense	(14)
Present value of net minimum lease payments	266
Less: Current obligations	(110)
Long-term obligations	$156

In June 2015, the Company entered into a non-cancelable operating lease amendment for its Phoenix, Arizona office. The lease amendment added an additional 10,953 square feet of office space and extended the lease term to December 2021.  The lease amendment includes a tenant improvement allowance of approximately $0.4 million and as of December 31, 2015, the receivable balance associated with this tenant improvement allowance was $0.4 million.

In February 2016, as a result of the acquisition of The Mutual Fund Store, the Company acquired non-cancelable operating leases, including an existing office in Overland Park, Kansas, which expired in September 2016, as well as a new 33,100 square foot office in Overland Park, Kansas, which operating leases over states expires in March 2027. This Overland Park, Kansas lease also includes a tenant improvement allowance of approximately $1.8 million. During the year ended December 31, 2016, the Company acquired approximately 130 advisor center location operating leases located in over 35 states with expiration dates through July 2027.

Contingencies

The Company includes service level commitments to its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would have less than a $1.0 million impact on the Company’s annual operating results.