Form 10-Q
period 2017-03-31
Financial Engines, Inc.
filed 2017-05-04
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 30, 2017, 62,868,700 shares of Common Stock, par value $0.0001, were outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	March 31,
	2016	2017
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$134,246	$137,742
Accounts receivable, net	103,256	110,855
Prepaid expenses	7,370	8,311
Other current assets	3,468	4,570
Total current assets	248,340	261,478
Property and equipment, net	24,532	23,756
Intangible assets, net	205,751	203,798
Goodwill	312,020	312,020
Long-term deferred tax assets	40,504	60,230
Direct response advertising, net	5,849	5,200
Other assets	3,140	1,816
Total assets	$840,136	$868,298
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,780	$33,409
Accrued compensation	27,667	10,540
Deferred revenue	4,701	4,681
Dividend payable	4,350	4,396
Other current liabilities	4,343	3,376
Total current liabilities	77,841	56,402
Long-term deferred rent	12,269	11,756
Long-term tax liabilities	2,207	—
Other liabilities	488	561
Total liabilities	92,805	68,719
Contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2016 and March 31, 2017; None issued or outstanding as of December 31, 2016 and March 31, 2017	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2016 and March 31, 2017; 63,476 and 64,112 shares issued and 62,199 and 62,835 shares outstanding as of December 31, 2016 and March 31, 2017, respectively	6	6
Additional paid-in capital	782,079	803,336
Treasury stock, at cost (1,277 shares and 1,277 shares as of December 31, 2016 and March 31, 2017, respectively)	(47,637)	(47,637)
Retained Earnings	12,883	43,874
Total stockholders’ equity	747,331	799,579
Total liabilities and stockholders’ equity	$840,136	$868,298

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2016	2017
	(In thousands, except per share data)
Revenue:
Professional management	$82,806	$106,760
Platform	7,098	6,894
Other	2,154	441
Total revenue	92,058	114,095
Costs and expenses:
Cost of revenue	39,331	51,525
Research and development	9,267	10,568
Sales and marketing	18,463	19,315
General and administrative	14,600	12,194
Amortization of intangible assets, including internal use software	3,026	4,163
Total costs and expenses	84,687	97,765
Income from operations	7,371	16,330
Interest income, net	4	67
Other expense, net	(33)	(128)
Income before income taxes	7,342	16,269
Income tax expense	4,013	4,095
Net and comprehensive income	$3,329	$12,174
Dividends declared per share of common stock	$0.07	$0.07
Net income per share attributable to holders of common stock
Basic	$0.06	$0.19
Diluted	$0.06	$0.19
Shares used to compute net income per share attributable to holders of common stock
Basic	58,256	62,445
Diluted	59,187	64,503

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2016	2017
	(In thousands)
Cash flows from operating activities:
Net income	$3,329	$12,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,047	2,118
Amortization of intangible assets	2,922	4,035
Stock-based compensation	6,204	8,443
Amortization of deferred sales commissions	418	288
Amortization and impairment of direct response advertising	1,214	919
Amortization of (discount) on short-term investments	(5)	—
Provision for doubtful accounts	183	217
Deferred tax	3,173	5,301
Loss on fixed asset disposal	20	123
Loss on sale of short-term investments	18	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	3,111	(7,815)
Prepaid expenses	(172)	(1,024)
Direct response advertising	(352)	(288)
Other assets	(1,637)	(1,226)
Accounts payable	(10,019)	(3,616)
Accrued compensation	(10,035)	(17,127)
Deferred revenue	(397)	(67)
Deferred rent	349	163
Other liabilities	(393)	12
Net cash (used in) provided by operating activities	(22)	2,630
Cash flows from investing activities:
Purchase of property and equipment	(1,592)	(998)
Capitalization of internal use software	(1,738)	(2,030)
Sale of short-term investments	39,923	—
Cash paid for acquisitions, net of cash acquired	(240,953)	—
Net cash used in investing activities	(204,360)	(3,028)
Cash flows from financing activities:
Payments on capital lease obligations	(26)	(34)
Payments related to business combinations	—	(1,723)
Net share settlements for minimum tax withholdings	(516)	(3,239)
Proceeds from issuance of common stock	429	13,241
Cash dividend payments	(3,615)	(4,351)
Net cash (used in) provided by financing activities	(3,728)	3,894
Net (decrease) increase in cash and cash equivalents	(208,110)	3,496
Cash and cash equivalents, beginning of period	305,216	134,246
Cash and cash equivalents, end of period	$97,106	$137,742
Supplemental cash flows information:
Income taxes paid, net of refunds	$1,571	$131
Interest paid	$4	$13
Non-cash operating, investing and financing activities:
Issuance of common stock related to acquisition	$267,018	$—
Unpaid purchases of property and equipment	$852	$440
Purchase of property and equipment with noncash tenant improvement allowance	$1,184	$—
Purchase of property and equipment under capital lease	$—	$221
Capitalized stock-based compensation for internal use software	$188	$180
Capitalized stock-based compensation for direct response advertising	$12	$7
Dividends declared but not yet paid	$4,314	$4,396

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

The Company’s investment advisory and management services are provided through its subsidiary, Financial Engines Advisors L.L.C., a federally registered investment adviser. In February 2016, the Company completed the acquisition of Kansas City 727 Acquisition LLC, a Delaware limited liability corporation, as well as its subsidiaries (collectively, The Mutual Fund Store).

NOTE 2 — Basis of Presentation and Principles of Consolidation

Interim Financial Statements

The accompanying condensed consolidated financial statements and notes thereto are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed on February 27, 2017 with the SEC (the 2016 Annual Report). The Condensed Consolidated Balance Sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2016 and March 31, 2017, the Company’s Statements of Income for the three months ended March 31, 2016 and 2017 and the Company’s Statements of Cash Flows for the three months ended March 31, 2016 and 2017. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Goodwill and Intangible Assets

Goodwill consists of the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill is tested for impairment each year in the fourth quarter, or more frequently if facts and circumstances warrant a review, by using a two-step process. The Company has concluded that it has a single reporting unit for the purpose of goodwill impairment testing, and accordingly, all goodwill resides within a single reporting unit. The Company compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, the Company would perform a measurement of the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. There have been no goodwill impairment losses recognized to date.

The Company does not have any indefinite lived intangible assets besides goodwill. Intangible assets with definite useful lives are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances raise doubt about recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. There were no impairments or changes in useful lives of acquired intangible assets for the periods presented.

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

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Impairment charges related to long-lived assets were immaterial for the periods presented.

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

Other.    Other revenue includes reimbursement for a portion of marketing and client materials from certain subadvisory relationships. Non-retirement account servicing fees were applicable for the period of February 1, 2016 to December 31, 2016. The fees for non-retirement account servicing do not impact client fees paid for discretionary portfolio management services, and are disclosed in the applicable Form ADV of the Company’s advisory subsidiaries. Franchise royalty fees were applicable for the period of February 1, 2016 to September 30, 2016, as the Company had acquired all remaining franchises as of October 2016. Professional management revenue earned subsequent to the respective acquisition date of the franchises is included in professional management revenue.  The franchise royalty fees were recognized as revenue as the services are performed by the franchisees and were based on specified percentages of the franchisees’ advisory fees billed to their clients, which were primarily based on predetermined percentages of the market value of the AUM and were affected by changes in the AUM. Costs associated with reimbursed printed fulfillment materials are expensed to cost of revenue as incurred.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new standard may also impact how the Company accounts for certain direct costs associated with its revenues. Subsequently, the FASB also issued a series of amendments to the new revenue standard.

These ASUs, which are required to be adopted together will replace most existing revenue recognition guidance in GAAP. The Company intends to adopt these ASUs on January 1, 2018 using either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method, but expects to do so in the second half of 2017 upon completion of further analysis.

Currently, the Company is in the process of reviewing its historical contracts to quantify the impact that the adoption of these standards will have on the identification of and accounting for performance obligations and on the recognition of costs related to obtaining customer contracts (namely sales commissions and marketing costs). The Company anticipates the adoption of these ASUs will impact the timing of recognition and classification in its consolidated financial statements of certain costs it incurs to obtain sales contracts from its customers. For example, there are direct response advertising costs that the Company currently capitalizes and amortizes for certain printed materials associated with new customer solicitations. Under the new guidance, these costs may need to be expensed as incurred. The Company continues to evaluate the impact the update will have on its consolidated financial statements and related disclosures.

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

On August 26, 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies and provides guidance on eight specific cash flow classification issues that are not currently addressed by current GAAP thereby reducing current diversity in practice.  Although early adoption is permitted, the Company plans to adopt the ASU on January 1, 2018 and is evaluating the impact that it will have on its consolidated financial statements.

On January 26, 2017, FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under this guidance, goodwill impairment is to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit. The standard will be applied prospectively and is effective for impairment tests performed after December 15, 2019, with early adoption permitted. The standard is not expected to have a material effect on the Company's a material impact to the consolidated financial statements once implemented.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Recently Adopted Accounting Standards

On March 30, 2016, FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard: (a) requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, (b) requires classification of excess tax benefits as an operating activity in the statement of cash flows rather than a financing activity, (c) eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable, (d) modifies statutory withholding tax requirements, and (e) provides for a policy election to account for forfeitures as they occur.  The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2017.

As a result of the adoption of the new standard, the Company recorded all income tax effects of share-based awards in its provision for income taxes in its Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2017. On January 1, 2017, the Company also recorded a cumulative effect adjustment of $24.4 million as an increase of retained earnings on the Company’s Unaudited Condensed Consolidated Balance Sheet as of March 31, 2017, which included an increase to deferred tax assets of approximately $27.1 million related primarily to the recognition of excess tax benefits from stock-based compensation.  Additionally, the Company adopted the change in presentation in the Unaudited Condensed Consolidated Statements of Cash Flows related to excess tax benefits on a retrospective basis. The Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 was adjusted as follows: a $1.7 million decrease to net cash used in operating activities and a $1.7 million increase to net cash used in financing activities. There was no impact for the change in presentation in the statement of cash flows related to statutory tax withholding requirements because the Company has historically classified the statutory tax withholding as a financing activity in its Unaudited Condensed Consolidated Statements of Cash Flows.

In October 2016, FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory (ASU 2016-16), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for the Company in its first quarter of 2018, but the Company early adopted the new standard as of January 1, 2017. The cumulative impact of applying this guidance to retained earnings was approximately $1.1 million.

NOTE 3 – Business Combinations

Acquisition of The Mutual Fund Store

On February 1, 2016, the Company completed the acquisition of The Mutual Fund Store for an aggregate purchase price of $513.0 million, consisting of approximately $246.0 million in cash, net of cash acquired of $5.0 million and 9,885,889 shares of our common stock valued at $267 million, pursuant to an Agreement and Plan of Mergers, dated November 5, 2015, as amended. The acquisition is expected to enable the Company to expand its independent advisory services to defined contribution participants through comprehensive financial planning and the option to meet face-to-face with a dedicated financial advisor.

The Company incurred transaction costs totaling $6.2 million during the three months ended March 31, 2016 that were expensed as incurred in general and administrative expense in its Unaudited Condensed Consolidated Statements of Income. There were no transaction expenses incurred for the three months ended March 31, 2017 in connection with this acquisition.

The Mutual Fund Store had an existing compensation arrangement with its key executives for $5.8 million.  Fifty percent of the compensation payment, approximately $2.9 million, was paid upon the closing of the acquisition and is reflected in the purchase consideration transferred at closing. The remaining fifty percent of the compensation payment, approximately $2.9 million, required the executives to be employed with the Company for agreed-upon service periods and therefore is accounted for as post-combination compensation expense. Approximately $1.3 million was paid related to this compensation arrangement during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company paid $1.7 million for primarily previously withheld consideration for acquisition of The Mutual Fund Store and acquisition of franchises in 2016.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Acquisition of Franchises

In April 2016, the Company completed the acquisition of seven franchises for a total aggregate cash consideration of $14.4 million. In July and August 2016, the Company completed the acquisition of six franchises for a total aggregate cash consideration of $8.1 million. In October 2016, the Company completed the acquisition of eight franchises for a total aggregate cash consideration of $12.8 million. The purchase price accounting for the October 2016 franchise acquisitions was finalized during the three months ended March 31, 2017 with no adjustments to the preliminary allocation disclosed as of December 31, 2016.

NOTE 4 — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents are comprised of cash held primarily in money market accounts. Cash and cash equivalents consist of the following:

	December 31,	March 31,
	2016	2017
	(In thousands)
Cash	$84,169	$42,600
Money market fund	50,077	95,142
Total cash and cash equivalents	$134,246	$137,742

NOTE 5 — Short-Term Investments

Short-term investments consisted of U.S. Treasury securities. In January 2016, the Company sold all short-term investments, totaling $39.9 million, and realized gains or losses, net of tax, were immaterial.

NOTE 6 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity, and reports its short-term investments in U.S. Treasury securities at fair value at each reporting period. There have been no changes in the Company’s valuation techniques during the three months ended March 31, 2017.  The money market funds are classified as Level 1.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2016				As of March 31, 2017
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$50,077	$50,077	$—	$—	$95,142	$95,142	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

The Company did not have any customers that comprised 10% or more of the accounts receivable balance as of December 31, 2016 or March 31, 2017. The Company also did not have any customer that comprised 10% or more of revenue for the three months ended March 31, 2016 and 2017.

NOTE 7 — Goodwill and Intangible Assets

There were no transactions or events that impacted goodwill during the quarter ended March 31, 2017. Accordingly, goodwill was $312.0 million at both December 31, 2016 and March 31, 2017.

		December 31, 2016			March 31, 2017
		(In thousands)
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14 - 19	$164,338	$7,781	$156,557	$164,338	$10,004	$154,334
Franchise agreements and reacquired franchisee rights	<1 - 9	2,697	498	2,199	2,697	571	2,126
Favorable leases, net	6	140	22	118	140	28	112
Trademarks/Trade names	20	39,230	1,810	37,420	39,230	2,304	36,926
Internal use software	2 - 4	60,965	51,508	9,457	63,175	52,875	10,300
Total		$267,370	$61,619	$205,751	$269,580	$65,782	$203,798

Amortization expense related to intangible assets was as follows:

	Three Months Ended March 31,
	2016	2017
	(In thousands)
Customer relationships	$1,327	$2,223
Franchise agreements and reacquired franchisee rights	15	73
Favorable leases, net	4	6
Trademarks/Trade names	329	494
Internal use software(1)	1,351	1,367
Amortization expense	$3,026	$4,163

(1)	For the three months ended March 31, 2016 and 2017, internal use software amortization included approximately $0.1 million and $0.1 million of stock-based compensation expense, respectively.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the estimated future amortization of intangible assets as of March 31, 2017:

(In thousands)
Years ending December 31:
2017	$12,155
2018	14,906
2019	12,953
2020	12,090
2021	11,147
Thereafter	140,547
$203,798

NOTE 8 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Unaudited Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended March 31,
	2016(1)	2017
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,559	$2,395
Research and development	1,090	1,567
Sales and marketing	2,141	1,511
General and administrative	1,310	2,842
Amortization of internal use software, included in amortization of intangible assets	104	128
Total stock-based compensation	$6,204	$8,443

(1)

The amounts in the above table for the three months ended March 31, 2016, have been adjusted to reflect the appropriate amounts of stock-based compensation recognized for each of the financial statement captions.  There was no impact to the total amount of stock-based compensation recognized for the period.

On January 1, 2017, the Company adopted ASU No. ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and elected to account for forfeitures as they occur, which may cause the timing of stock-based compensation expense to be more volatile.

Cash Dividends

On April 25, 2017, the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on July 6, 2017 to record-holders as of June 14, 2017. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of March 31, 2017, the Company had a dividend payable balance of $4.4 million, which was paid to stockholders in April 2017.

NOTE 9 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all dilutive potential common shares, including options, RSUs, and PSUs. Repurchased shares are held as treasury stock and outstanding shares used to calculate earnings per share have been reduced by the weighted number of repurchased shares.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On February 1, 2016, the Company issued 9,885,889 shares of its common stock as part of the consideration to acquire The Mutual Fund Store.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
	2016	2017
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$3,329	$12,174

Denominator (basic):
Net weighted average common shares outstanding	58,256	62,445

Denominator (diluted):
Weighted average common shares outstanding	58,256	62,445
Dilutive stock options outstanding	613	1,140
Dilutive unvested restricted stock units	307	902
Dilutive unvested performance stock units	11	16
Net weighted average common shares outstanding	59,187	64,503

Net income per share attributable to holders of common stock:
Basic	$0.06	$0.19
Diluted	$0.06	$0.19

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended
	March 31,
	2016	2017
	(In thousands)
Stock options outstanding	3,242	1,111
Restricted stock units outstanding	279	170
Total anti-dilutive common equivalent shares	3,521	1,281

NOTE 10 — Income Taxes

The Company recorded an income tax provision of $4.0 million and $4.1 million for the three months ended March 31, 2016 and 2017, respectively. The Company’s effective tax rate was 55% and 25% for the three months ended March 31, 2016 and 2017, respectively. During the three months ended March 31, 2016, the Company’s effective tax rate increased as compared to the statutory rate due primarily to non-deductible expenditures incurred in connection with acquisition activity. During the three months ended March 31, 2017, the Company’s effective tax rate decreased as compared to the statutory rate due primarily to adoption of ASU 2016-09, effective January 1, 2017, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open due to loss carryforwards and may be subject to examination in one or more jurisdictions.

At December 31, 2016, the Company had net operating loss carryforwards for federal purposes of approximately $83.1 million that expire at varying dates through 2036.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of December 31, 2016, the Company continued to believe that sufficient positive evidence exists from historical operations and future projections to conclude that it is more likely than not to fully realize its deferred tax assets in future periods. The Company continuously evaluates facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. As of December 31, 2016, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $5.5 million, and does not expect this to change materially for the remainder of the year.

On January 1, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires excess tax benefits and deficiencies to be a component of income tax expense, and has increased volatility within the Company's provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the stock price at the date the awards vest.  As a result, the Company's income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. For the three months ended March 31, 2017, the excess benefits from stock options decreased the effective tax rate by 14%.

NOTE 11— Commitments and Contingencies

Service Level Agreements

The Company includes service level agreements with its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would have less than a $1.0 million impact on the Company’s annual operating results.

Self-Insurance

The Company provides self-insured medical benefits for employees based upon their coverage elections. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $100,000 and when cumulative medical claims exceed 120% of expected claims for the plan year. The Company records estimates of the total costs of claims incurred based on an analysis of historical data. The liability for self-insured medical claims is included within accrued compensation and benefits in the Company’s Unaudited Condensed Consolidated Balance sheet and was $0.3 million as of March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “goal,” “intend,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our strategy; our plans for future services, enhancements of existing services and our growth;  the effect of the integration of the acquisition of The Mutual Fund Store on our business, financial condition and operating results, including our revenue and expenses; the impact of our commitments of our obligations under our service level agreements with customers; our expectations regarding our expenses and revenue; our headcount; our effective tax rate, our deferred tax assets, our anticipated cash needs and uses of cash; our estimates regarding our capital requirements and our needs for additional financing; factors which may impact our professional management operating metrics; the utility of these metrics, including our belief that DC AUC and eligible prospective clients are useful indicators of potential DC AUM and clients available for enrollment into our Professional Management service; factors which may impact AUM, including market performance, enrollment, and cancellation rates; estimated cash incentive compensation payments, including the amounts and timing thereof, expectations regarding cash payments for tax withholding, including the amounts and timing thereof,  our exposure to market risk, including our expectations regarding the percentage of revenue derived from fees based on the market value of AUM increasing over time and the impact our fee calculation methodologies, our ability to retain and attract customers; our regulatory environment;  our expectations regarding the amounts, timing and frequency of any payment of dividends; our expectations for granting equity awards, and the potential financial and accounting impact related thereto; impact of our accounting policies; benefit of non-GAAP financial measures; our disclosure controls and procedures; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Financial Engines, Inc. was incorporated on May 13, 1996 under the laws of the state of California and is headquartered in Sunnyvale, California. In February 2010, Financial Engines, Inc. was reincorporated in the state of Delaware. Our investment advisory and management services are provided through our subsidiary, Financial Engines Advisors L.L.C., a federally registered investment adviser. In February 2016, we completed the acquisition of Kansas City 727 Acquisition LLC, a Delaware limited liability corporation, as well as its subsidiaries and certain affiliates (collectively, The Mutual Fund Store). The Mutual Fund Store operated as a federally registered investment advisor. References in this Report to “Financial Engines,” “our company” “we,” “us” and “our” refer to Financial Engines, Inc. and its consolidated subsidiaries during the periods presented unless the context requires otherwise.

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

In February 2016, we completed the acquisition of Kansas City 727 Acquisition LLC, a Delaware limited liability corporation, as well as its subsidiaries and certain affiliates, and also completed the acquisition of all franchises during the period April 2016 to October 2016 (collectively, The Mutual Fund Store).

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

As of March 31, 2017, we had approximately $133.4 billion of DC AUM and $11.0 billion of IRA and taxable account AUM associated with approximately 1,012,000 total clients.

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

As of March 31, 2017, we had approximately $1.11 trillion of DC AUC and 9.6 million eligible prospective clients in DC plans for which the professional management service is available.

As of March 31, 2017, approximately 10.1% of DC eligible prospective clients were enrolled as clients and 12.1% of DC AUC was enrolled as DC AUM.

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

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q2'16	Q3'16	Q4'16	Q1'17
	(In billions)
AUM, beginning of period	$122.0	$125.3	$134.4	$138.0
New assets - new clients	4.6	4.4	5.9	3.4
New assets - existing clients(1)	2.0	2.2	2.1	2.4
Asset cancellations -voluntary	(1.8)	(1.9)	(2.3)	(2.1)
Asset cancellations - involuntary(2)	(1.4)	(1.8)	(2.1)	(2.7)
Assets withdrawn - existing clients	(0.1)	(0.1)	(0.2)	(0.2)
Net new assets	3.3	2.8	3.4	0.8
Market movement and other	-	6.3	0.2	5.6
AUM, end of period	$125.3	$134.4	$138.0	$144.4

(1)

For Q2’16, Q3’16, Q4’16 and Q1’17, we estimate employer and employee DC plan contributions to be $1.9 billion, $2.0 billion, $1.9 billion and $2.1 billion, respectively. For the last four quarters, the weekly client files contained annual contribution rates, employer matching and salary levels for a subset of our total DC clients, representing approximately 90-92% of our DC clients. Effective Q1’17, we have changed the basis of this estimate from AUM to clients, as this provides a more accurate estimate. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM.

(2)

There were no involuntary client cancellations due to the effective date of a plan sponsor cancellation occurring between April 1, 2017 and April 30, 2017 that would cause the AUM that was reported as of March 31, 2017 to be reduced.

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

As of March 31, 2017, the approximate aggregate style exposure of the accounts we managed was as follows:

Domestic equity	46%
International equity	27%
Bonds	24%
Cash and uncategorized assets(1)	3%
Total	100%

1)	Uncategorized assets may include CDs, options, warrants and other vehicles not currently categorized.

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

The trends associated with our professional management revenue are driven primarily by trends related to our AUM, as well as the trends related to client fees. The factors primarily affecting our AUM include our ability to enroll and retain clients in our discretionary portfolio management services, to retain existing and to sign new contracts with sponsors, providers and custodians, the level of employee, employer and individual investor contributions and market performance. The factors primarily affecting our client fees include the value of services provided and related industry pricing trends, our fee structures which typically provide for lower overall average fee rates as account balances increase, as well as the contractually-negotiated fee rates we receive for our DC subadvisory services and fee changes as a result of achieving certain sponsor-based enrollment milestones for our DC direct advisory services.

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

Other Revenue

Other revenue includes reimbursement for a portion of marketing and client materials from certain subadvisory relationships. Non-retirement account servicing fees were applicable for the period of February 1, 2016 to December 31, 2016. The fees for non-retirement account servicing do not impact client fees paid for discretionary portfolio management services, and are disclosed in the applicable Form ADV of our advisory subsidiaries. Franchise royalty fees were applicable for the period of February 1, 2016 to September 30, 2016, as we had acquired all remaining franchises as of October 2016. Professional management revenue earned subsequent to the respective acquisition date of the franchises is included in professional management revenue. The franchise royalty fees were recognized as revenue as the services were performed by the franchisees and were based on specified percentages of the franchisees’ advisory fees billed to their clients, which were primarily based on predetermined percentages of the market value of the AUM and were affected by changes in the AUM.  Costs associated with reimbursed printed fulfillment materials are expensed to cost of revenue as incurred.

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

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue.    Cost of revenue includes fees paid to plan providers for connectivity to plan and plan prospective client data, printed materials fulfillment costs for certain subadvisory relationships for which a portion are reimbursed, and printed client materials. Also included in cost of revenue are employee-related costs for in-person dedicated advisor centers, including variable cash compensation expense related to ongoing asset servicing activities, as well as employee-related costs for call center advisors, operations, implementations, technical operations, portfolio management and client service administration. Costs in this area are related primarily to payments to third parties, employee compensation and related expenses, facilities-related expenses, purchased materials and depreciation. Costs for connectivity to plan and prospective client data are expected to increase proportionally with our professional management revenue related to DC AUM. The expenses included in cost of revenue are shared across the different revenue categories, and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the category cost of revenue in our Unaudited Condensed Consolidated Statements of Income.

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

Acquisition Activity

On February 1, 2016, Financial Engines completed the acquisition of The Mutual Fund Store for an aggregate purchase price of $513 million, consisting of approximately $246 million in cash and 9,885,889 shares of our common stock. As a result of this acquisition, our revenue and expenses increased effective February 1, 2016 upon consolidation of the operations of both entities.

In April 2016, we completed the acquisition of seven franchises for total aggregate cash consideration of $14.4 million. In July and August 2016, we completed the acquisition of six franchises for a total aggregate cash consideration of $8.1 million. In October 2016, we completed the acquisition of the eight remaining franchises for total aggregate cash consideration of $12.8 million.

In connection with these acquisitions, we incurred approximately $8.1 million and $3.2 million of acquisition-related expenses that were charged to expense for the three months ended March 31, 2016 and 2017, respectively.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended March 31, 2016 and 2017

	Three Months Ended March 31,		Three Months Ended March 31,		Increase (Decrease)
	2016	2017	2016	2017	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	90%	94%	$82,806	$106,760	$23,954	29%
Platform	8	6	7,098	6,894	(204)	(3)
Other	2	—	2,154	441	(1,713)	(80)
Total revenue	100	100	92,058	114,095	22,037	24
Costs and expenses:
Cost of revenue	43	45	39,331	51,525	12,194	31
Research and development	10	9	9,267	10,568	1,301	14
Sales and marketing	20	17	18,463	19,315	852	5
General and administrative	16	11	14,600	12,194	(2,406)	(16)
Amortization of intangible assets, including internal use software	3	4	3,026	4,163	1,137	38
Total costs and expenses	92	86	84,687	97,765	13,078	15
Income from operations	8	14	7,371	16,330	8,959	122
Interest income, net	—	—	4	67	63	1575
Other expense, net	—	—	(33)	(128)	(95)	288
Income before income taxes	8	14	7,342	16,269	8,927	122
Income tax expense	4	3	4,013	4,095	82	2
Net and comprehensive income	4%	11%	$3,329	$12,174	$8,845	266%

Revenue

Total revenue increased $22.0 million, or 24%, from $92.1 million for the three months ended March 31, 2016 to $114.1 million for the three months ended March 31, 2017, which included one additional month of revenue from 2016 acquisitions compared to the three months ended March 31, 2016. This increase was due primarily to growth in professional management revenue of $24.0 million for the three months ended March 31, 2017, partially offset by a decrease of $1.7 million and $0.2 million, respectively, in other and platform revenue. Professional management revenue and platform revenue comprised 94% and 6%, respectively, of total revenue for the three months ended March 31, 2017, and 90% and 8%, respectively, of total revenue for the three months ended March 31, 2016.

Professional Management Revenue

Professional management revenue increased $24.0 million, or 29%, from $82.8 million for the three months ended March 31, 2016 to $106.8 million for the three months ended March 31, 2017. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $114.9 billion for the three months ended March 31, 2016 to approximately $142.2 billion for the three months ended March 31, 2017, which includes one additional month of AUM from 2016 acquisitions. This increase in average AUM was driven primarily by new assets from new and existing clients, as well as market performance, partially offset by cancellations.

Platform Revenue

Platform revenue decreased $0.2 million, or 3%, from $7.1 million for the three months ended March 31, 2016 to $6.9 million for the three months ended March 31, 2017. This decrease was due primarily to a small number of sponsor terminations, as well as platform fee reductions resulting from a small number of sponsors converting to a subadvisory plan provider or adding new services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue decreased $1.7 million, or 80%, from $2.2 million for the three months ended March 31, 2016 to $0.4 million for the three months ended March 31, 2017. This decrease was due primarily to the elimination of franchise royalty revenue after we acquired all franchises as of October 2016. The franchise acquisitions also resulted in increased professional management revenue as we now receive all of the advisory fees rather than a royalty percentage.  There was also a contract change which eliminated account servicing fees as of January 1, 2017.

Costs and Expenses

Costs and expenses increased $13.1 million, or 15%, from $84.7 million for the three months ended March 31, 2016 to $97.8 million for the three months ended March 31, 2017, which included one additional month of operating expenses related to 2016 acquisitions. Cost of revenue increased $12.2 million, research and development expense increased $1.3 million, sales and marketing expense increased $0.9 million, general and administrative expense decreased $2.4 million, and amortization of intangible assets increased $1.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Across all functional areas, employee-related expenses such as wages and cash incentive compensation expense increased due primarily to headcount growth and annual compensation increases. Non-cash stock-based compensation also increased due primarily to awards granted within the last year.

We granted equity awards with an aggregate estimated expense value of approximately $28.3 million to certain of our existing executive and non-executive employees in the first quarter of 2017. We will account for these equity awards over a four-year vesting period utilizing the graded-vesting attribution method and this expense may be reduced by forfeitures as they occur.

The non-cash stock-based compensation expense associated with these awards will be in addition to the amortization of both previously and subsequently granted stock awards, including other awards granted in 2017, and expected to be granted in 2017, all of which will utilize the graded-vesting attribution method. We adopted the entity-wide accounting policy election to account for forfeitures when they occur per ASU 2016-09 effective January 1, 2017, which may cause the timing of our non-cash stock-based compensation expense to be more volatile.

Effective January 1, 2017, we no longer account for paid time off for exempt employees due to a change in our benefits program.

Cost of Revenue

Cost of revenue increased $12.2 million, or 31%, from $39.3 million for the three months ended March 31, 2016 to $51.5 million for the three months ended March 31, 2017. There was a $4.7 million increase in employee-related expenses, including wages, a $0.7 million increase in cash incentive compensation expense and a $0.8 million increase non-cash stock-based compensation for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due primarily to growth in headcount. Variable cash compensation expense related to ongoing asset servicing activities by advisor center advisors resulted in an increase of $1.6 million.  Facilities–related overhead expenses, including rent and depreciation, increased by $1.4 million, due primarily to increased facilities expenses related to the acquired advisor centers, as well as increased allocation based on headcount. In addition, there was a $3.2 million increase in data connectivity fees due primarily to an increase in professional management revenue. There were other expense increases totaling $0.5 million, including travel. These increases were partially offset by a $0.7 million decrease in printed client and subadvisory marketing materials costs as we move more towards electronic delivery. As a percentage of revenue, cost of revenue increased from 43% for the three months ended March 31, 2016 to 45% for the three months ended March 31, 2017. The increase as a percentage of revenue was due primarily to employee-related expenses, including wages, as well as variable cash compensation expense for advisors increasing at a faster rate than revenue, partially offset by data connectivity fees increasing at a slower rate than revenue as well as a decrease in printed client materials.

We expect cost of revenue as a percent of revenue to be in the range of 44%-46% for the year ended December 31, 2017.

Research and Development

Research and development expense increased $1.3 million, or 14%, from $9.3 million for the three months ended March 31, 2016 to $10.6 million for the three months ended March 31, 2017. There was a $0.6 million increase in employee-related expense, including wages, and a $0.2 million increase in cash incentive compensation due primarily to annual compensation increases and headcount growth, as well as a $0.5 million increase in non-cash stock-based compensation expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. There were other expense increases totaling $0.3 million. These increases were partially offset by a $0.3 million increase in the amount of internal use software capitalized, due primarily to increased labor rates and the number of hours dedicated to internal use software projects. As a percentage of revenue, research and development expense decreased from 10% for the three months ended March 31, 2016 to 9% for the three months ended March 31, 2017. The decrease as a percentage of revenue was due primarily to employee-related expense, including wages, growing at a slower rate than revenue.

Sales and Marketing

Sales and marketing expense increased $0.9 million, or 5%, from $18.5 million for the three months ended March 31, 2016 to $19.3 million for the three months ended March 31, 2017. There was a $0.7 million net increase in marketing programs expense, due primarily to increases in radio and digital advertising expense. The increases in marketing programs expense were partially offset by amounts received for support of marketing and client acquisition efforts, which increased for the three months ended March 31, 2017.  There was a $0.7 million increase in employee-related expenses, including wages, and a $0.6 million increase in cash incentive compensation expense due primarily to the headcount growth and annual compensation increases. Non-capitalized equipment related expenses and other expenses increased $0.4 million. These increases were partially offset by a $0.6 million decrease in non-cash stock-based compensation expense due to an executive termination during the three months ended March 31, 2017. There was also a $0.5 million decrease in printed marketing materials expense due to decreases in the amortization of direct response advertising, as well as a decrease in non-capitalized printed marketing materials expense. In addition, there was a $0.4 million decrease in consulting expense due to a brand integration project incurred for the three months ended March 31, 2016, as well as an acquisition-related consulting contract which terminated in the three months ended March 31, 2017. As a percentage of revenue, sales and marketing expense decreased from 20% for the three months ended March 31, 2016 to 17% for the three months ended March 31, 2017. The decrease as a percentage of revenue was due primarily to a decrease in non-cash stock-based compensation, printed marketing materials and consulting expenses, as well as employee-related expenses, including wages, growing at a slower rate than revenue.

General and Administrative

General and administrative expense decreased $2.4 million, or 16%, from $14.6 million for the three months ended March 31, 2016 to $12.2 million for the three months ended March 31, 2017. There was a $5.3 million decrease in consulting fees due to acquisition related expenses incurred in the three months ended March 31, 2016. There was a $0.4 million increase in employee-related expenses, including wages, due primarily to the addition of employees as the result of acquisition activity and annual compensation increases, as well as a $1.5 million increase in non-cash stock-based compensation expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. In addition, there was a $0.9 million increase in professional services expenses. As a percentage of revenue, general and administrative expense decreased from 16% for the three months ended March 31, 2016 to 11% for the three months ended March 31, 2017. The decrease as a percentage of revenue was due primarily to the decrease in consulting expenses.

Amortization of Intangible Assets

Amortization of intangible assets increased $1.1 million, or 38%, from $3.0 million for the three months ended March 31, 2016 to $4.2 million for the three months ended March 31, 2017, due primarily to one additional month of amortization related to 2016 acquisitions for the three months ended March 31, 2017, as well as the addition of amortization of customer relationships, trademarks and trade names associated with franchise acquisition activity.

Income Taxes

Income tax expense increased from $4.0 million for the three months ended March 31, 2016 to $4.1 million for the three months ended March 31, 2017. Our effective tax rate decreased from 55% for the three months ended March 31, 2016 to 25% for the three months ended March 31, 2017. During the three months ended March 31, 2016, our effective tax rate increased as compared with our statutory rate due primarily to non-deductible expenditures incurred in connection with acquisition activity. During the three months ended March 31, 2017, our effective tax rate decreased as compared with our statutory rate due primarily to adoption of ASU 2016-09, effective January 1, 2017, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. This may also cause our effective tax rate to be more volatile in future periods. We would expect to see an effective tax rate of approximately 38-40%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items in future periods.

As of March 31, 2017, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.

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

The table below sets forth a reconciliation of GAAP net income to non-GAAP adjusted EBITDA based on our historical results:

	Three Months Ended March 31,
Non-GAAP adjusted EBITDA	2016	2017
	(In thousands, unaudited)
GAAP net income	$3,329	$12,174
Interest income, net	(4)	(67)
Income tax expense	4,013	4,095
Depreciation and amortization	2,047	2,118
Amortization of intangible assets (excluding internal use software)	1,675	2,796
Amortization of internal use software	1,247	1,239
Amortization and impairment of direct response advertising	1,214	919
Amortization of deferred sales commissions	418	288
Stock-based compensation	6,204	8,443
Acquisition-related expenses	8,140	3,191
Non-GAAP adjusted EBITDA	$28,283	$35,196

The table below sets forth a reconciliation of net income to non-GAAP adjusted net income based on our historical results:

	Three Months Ended March 31,
Non-GAAP adjusted net income	2016	2017
	(In thousands, unaudited)
GAAP net income	$3,329	$12,174
Stock-based compensation	6,204	8,443
Amortization of intangible assets (excluding internal use software)	1,675	2,796
Acquisition-related expenses	8,140	3,191
Income tax expense from non-deductible transaction expenses(1)	1,162	—
Tax-effect of adjustments(2)	(6,119)	(5,512)
Non-GAAP adjusted net income	$14,391	$21,092

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

The table below sets forth a reconciliation of diluted earnings per share to non-GAAP adjusted earnings per share based on our historical results:

	Three Months Ended March 31,
Non-GAAP adjusted earnings per share	2016	2017
	(In thousands, except per share data, unaudited)
GAAP diluted earnings per share	$0.06	$0.19
Stock-based compensation	0.10	0.13
Amortization of intangible assets (excluding internal use software)	0.03	0.04
Acquisition-related expenses	0.13	0.05
Income tax expense from non-deductible transaction expenses(1)	0.02	-
Tax-effect of adjustments(2)	(0.10)	(0.08)
Non-GAAP adjusted earnings per share	$0.24	$0.33

Shares of common stock outstanding	58,256	62,445
Dilutive stock options, RSUs and PSUs	931	2,058
Non-GAAP adjusted common shares outstanding	59,187	64,503

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparison of the three months ended March 31, 2016 and 2017 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2017, we had total cash and cash equivalents of $137.7 million, compared to $134.2 million of cash and cash equivalents as of December 31, 2016. Since February 1, 2016, we have used approximately $274.6 million of cash related to acquisitions. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash and cash equivalents and cash generated from ongoing operations. We plan to use existing cash and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures and possible future acquisitions.

Consolidated Cash Flow Data

	March 31,
	2016	2017
	(In thousands)
Net cash (used in) provided by operating activities	$(22)	$2,630
Net cash used in investing activities	(204,360)	(3,028)
Net cash (used in) provided by financing activities	(3,728)	3,894
Net (decrease) increase in cash and cash equivalents	$(208,110)	$3,496
Cash and cash equivalents, end of period	$97,106	$137,742

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 of $2.6 million was the result of net income of $12.2 million and adjustments for non-cash expenses of $21.4 million, primarily related to non-cash stock-based compensation expense, amortization of intangible assets, deferred tax assets, depreciation, and amortization and impairment of direct response advertising. In addition, there was a decrease in cash related to changes in operating assets and liabilities of $31.0 million. This decrease in cash related to operating assets and liabilities was due primarily to an increase in accounts receivable as revenue increased, an increase in prepaid expenses and other assets, as well as a decrease in accrued compensation as a result of the 2016 cash incentive program payments, and a decrease in accounts payable primarily related to a decrease in provider payables.

We incurred cash payments totaling $3.9 million during the three months ending March 31, 2017 associated with a change to our paid time off program for exempt employees as of December 31, 2016.

As a result of retrospectively presenting ASU 2016-09, the excess tax benefit associated with non-cash stock-based compensation for the three months ended March 31, 2016 is now presented within operating activities. Net cash used by operating activities for the three months ended March 31, 2016 was the result of net income of $3.3 million and adjustments for non-cash expenses of $16.2 million, primarily related to non-cash stock-based compensation expense, amortization of intangible assets, deferred tax assets, depreciation, and amortization and impairment of direct response advertising. In addition, there was a decrease in cash related to changes in operating assets and liabilities of $19.5 million. This decrease in cash related to operating assets and liabilities was due primarily to a decrease in accrued compensation as a result of the 2015 cash incentive program payments, a decrease in accounts payable related mainly to payments of transaction expenses related to the acquisition activity and a decrease in provider payables, partially offset by a decrease in accounts receivable due primarily to acquisition activity, as well as an increase in deferred rent due primarily to the new Overland Park, Kansas facility.

Investing Activities

Net cash used in investing activities was $3.0 million for the three months ended March 31, 2017 compared to $204.4 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, the purchase of property and equipment decreased $0.6 million, as we spent $1.0 million related to capital expenditures during the three months ended March 31, 2017, compared to $1.6 million for the three months ended March 31, 2016 which included capital equipment purchases related to the build out of the new Overland Park, Kansas facility. For the three months ended March 31, 2017, the amount of internal use software costs we capitalized increased to $2.0 million compared to $1.7 million for the three months ended March 31, 2016.  Cash provided by the sale of all remaining short-term investments was $39.9 million for the three months ended March 31, 2016. All short-term investments were sold as of January 2016.

On February 1, 2016, we completed the acquisition of The Mutual Fund Store for approximately $241.0 million in cash consideration, net of $5.0 million cash acquired, and approximately $267 million in common stock consideration.

Financing Activities

Net cash provided by financing activities was $3.9 million for the three months ended March 31, 2017 compared to net cash used in financing activities of $3.7 million for the three months ended March 31, 2016. As a result of retrospectively adopting ASU 2016-09 to present the excess tax benefit associated with non-cash stock-based compensation as operating activities, net cash used by financing activities for the three months ended March 31, 2016 was adjusted with an increase of $1.7 million, from $2.0 million to $3.7 million. For the three months ended March 31, 2017, we received $13.2 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $0.4 million during the three months ended March 31, 2016. During the three months ended March 31, 2017, we paid $1.7 million primarily for previously withheld consideration for acquisition of The Mutual Fund Store and the acquisition of franchises in 2016.

For the three months ended March 31, 2017, we incurred cash dividend payments totaling $4.4 million compared to cash dividend payments totaling $3.6 million for the three months ended March 31, 2016. In April 2017, we incurred a subsequent payment of $4.4 million relating to dividends payable as of March 31, 2017. Based on the shares outstanding as of March 31, 2017 of 62,835,100 and assuming a $0.07 per share quarterly dividend for 2017, we would estimate dividend payments to total approximately $13.2 million for the period April 1, 2017 through December 31, 2017. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting dates. For the three months ended March 31, 2017, we incurred $3.2 million of cash payments related to minimum tax withholding obligations compared to $0.6 million for the three months ended March 31, 2016.  Based on the fair value of our common stock as of March 31, 2017 of $43.55 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $4.2 million for the period April 1, 2017 to December 31, 2017, which may be reduced by forfeitures. We anticipate these cash payments to occur throughout each year with the largest amounts typically occurring in the first and fourth quarters, and with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the three months ended March 31, 2017, 94% of our revenue was derived from fees based on the market value of AUM compared to 91% for the year ended December 31, 2016. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Changes in Internal Control over Financial Reporting

On February 1, 2016, we acquired The Mutual Fund Store, and subsequently acquired all franchises during the year ended December 31, 2016, as further described in Note 3 to the unaudited condensed consolidated financial statements. During the first quarter of 2017, we updated our internal control structure to reflect the integration of these acquired entities into our overall internal control over financial reporting processes, including the policies, processes, people, technology and operations for our combined operations. We will continue to evaluate the impact of any related changes that have materially affected or are likely to materially affect our internal control over financial reporting during the year ended December 31, 2017. Except for the impact of these acquired entities on our internal control processes, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I—Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes from the risk factors disclosed in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended March 31, 2017, we issued 99,576 shares of unregistered common stock for an aggregate purchase price of $0.7 million upon the exercise of previously granted options, which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

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

Date: May 4, 2017

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