Form 10-Q
period 2017-06-30
Financial Engines, Inc.
filed 2017-08-08
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, 63,155,310 shares of Common Stock, par value $0.0001, were outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2016	2017
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$134,246	$169,918
Accounts receivable, net	103,256	111,163
Prepaid expenses	7,370	8,937
Other current assets	3,468	4,647
Total current assets	248,340	294,665
Property and equipment, net	24,532	23,823
Intangible assets, net	205,751	201,748
Goodwill	312,020	312,020
Long-term deferred tax assets	40,504	55,478
Direct response advertising, net	5,849	4,784
Other assets	3,140	1,617
Total assets	$840,136	$894,135
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,780	$31,031
Accrued compensation	27,667	16,303
Deferred revenue	4,701	4,629
Dividend payable	4,350	4,416
Other current liabilities	4,343	3,086
Total current liabilities	77,841	59,465
Long-term deferred rent	12,269	11,547
Long-term tax liabilities	2,207	—
Other liabilities	488	500
Total liabilities	92,805	71,512
Contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2016 and June 30, 2017; None issued or outstanding as of December 31, 2016 and June 30, 2017	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2016 and June 30, 2017; 63,476 and 64,400 shares issued and 62,199 and 63,123 shares outstanding as of December 31, 2016 and June 30, 2017, respectively	6	6
Additional paid-in capital	782,079	817,994
Treasury stock, at cost (1,277 shares and 1,277 shares as of December 31, 2016 and June 30, 2017, respectively)	(47,637)	(47,637)
Retained Earnings	12,883	52,260
Total stockholders’ equity	747,331	822,623
Total liabilities and stockholders’ equity	$840,136	$894,135

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
	(In thousands, except per share data)
Revenue:
Professional management	$96,071	$110,640	$178,877	$217,400
Platform	7,173	6,784	14,271	13,678
Other	2,989	1,050	5,143	1,491
Total revenue	106,233	118,474	198,291	232,569
Costs and expenses:
Cost of revenue	46,540	53,286	85,871	104,811
Research and development	8,967	11,119	18,234	21,687
Sales and marketing	21,686	21,189	40,149	40,504
General and administrative	9,809	8,566	24,409	20,760
Amortization of intangible assets, including internal use software	4,099	4,231	7,125	8,394
Total costs and expenses	91,101	98,391	175,788	196,156
Income from operations	15,132	20,083	22,503	36,413
Interest (expense) income	(20)	196	(16)	263
Other expense, net	(427)	(44)	(460)	(172)
Income before income taxes	14,685	20,235	22,027	36,504
Income tax expense	5,642	7,432	9,655	11,527
Net and comprehensive income	$9,043	$12,803	$12,372	$24,977
Dividends declared per share of common stock	$0.07	$0.07	$0.14	$0.14
Net income per share attributable to holders of common stock
Basic	$0.15	$0.20	$0.21	$0.40
Diluted	$0.14	$0.20	$0.20	$0.39
Shares used to compute net income per share attributable to holders of common stock
Basic	61,716	62,998	59,986	62,723
Diluted	62,770	64,826	60,979	64,666

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2016	2017
	(In thousands)
Cash flows from operating activities:
Net income	$12,372	$24,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,307	4,202
Amortization of intangible assets	6,922	8,130
Stock-based compensation	14,727	17,602
Amortization of deferred sales commissions	831	575
Amortization and impairment of direct response advertising	2,425	1,951
Amortization of discount on short-term investments	(5)	—
Provision for doubtful accounts	455	304
Write-off of notes receivable	240	—
Deferred tax	4,462	10,053
Loss on fixed asset disposal	133	155
Loss on sale of short-term investments	18	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(1,207)	(8,211)
Prepaid expenses	(1,447)	(1,650)
Direct response advertising	(1,740)	(906)
Other assets	(1,816)	(1,392)
Accounts payable	(7,492)	(6,668)
Accrued compensation	(5,059)	(11,364)
Deferred revenue	(312)	(145)
Deferred rent	699	(93)
Other liabilities	(2,131)	(24)
Net cash provided by operating activities	26,382	37,496
Cash flows from investing activities:
Purchase of property and equipment	(3,955)	(2,345)
Capitalization of internal use software	(3,568)	(3,947)
Sale of short-term investments	39,923	—
Cash paid for acquisitions, net of cash acquired	(254,610)	—
Net cash used in investing activities	(222,210)	(6,292)
Cash flows from financing activities:
Payments on capital lease obligations	(53)	(67)
Payments related to business combinations	—	(2,093)
Net share settlements for minimum tax withholdings	(656)	(3,496)
Proceeds from issuance of common stock	1,112	18,872
Cash dividend payments	(8,553)	(8,748)
Net cash (used in) provided by financing activities	(8,150)	4,468
Net (decrease) increase in cash and cash equivalents	(203,978)	35,672
Cash and cash equivalents, beginning of period	305,216	134,246
Cash and cash equivalents, end of period	$101,238	$169,918
Supplemental cash flows information:
Income taxes paid, net of refunds	$2,389	$6,168
Interest paid	$7	$57
Non-cash operating, investing and financing activities:
Issuance of common stock related to acquisition	$267,018	$—
Unpaid purchases of property and equipment	$680	$1,113
Purchase of property and equipment with noncash tenant improvement allowance	$1,924	$162
Purchase of property and equipment under capital lease	$—	$221
Capitalized stock-based compensation for internal use software	$388	$444
Capitalized stock-based compensation for direct response advertising	$42	$28
Dividends declared but not yet paid	$3,697	$4,416

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2016 and June 30, 2017, the Company’s Statements of Income for the three and six months ended June 30, 2016 and 2017 and the Company’s Statements of Cash Flows for the six months ended June 30, 2016 and 2017. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

The Company does not have any indefinite lived intangible assets besides goodwill. Intangible assets with definite useful lives are recorded their acquired value less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances raise doubt about recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. There were no impairments or changes in useful lives of acquired intangible assets for the periods presented.

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

Professional Management.    The Company derives professional management revenue from client fees paid by or on behalf of both DC and individual investor clients who are enrolled in one of its discretionary portfolio management services (either the Professional Management service or the Personal Advisor service) for the management of their account assets. The Company continues to use the term professional management revenue to include revenue from both the Professional Management and Personal Advisor services. The Company’s Professional Management service is a discretionary personalized portfolio management service for DC participants who want to work with or delegate the management of their retirement accounts to a professional with the help of an advisor team. Personal Advisor is a personalized service that can provide discretionary portfolio management on a client’s 401(k), IRA and/or taxable assets, as well as comprehensive financial planning and a dedicated advisor representative that participants can meet with in person, online or by phone. The Company’s retirement income solutions, including Income+ and Retirement Paycheck, which are features of its Professional Management and Personal Advisor services, respectively, provide clients approaching or in retirement with discretionary portfolio management with an income objective and steady monthly payments from their accounts during retirement, including Social Security claiming guidance and planning. The services are generally made available to prospective clients by written agreements with the plan provider, the plan sponsor and the plan participant in a DC plan (and may be provided on a subadvisory basis) and by written agreements with individual investors.

The Company’s arrangements with clients using discretionary portfolio management services generally provide for fees based on the value of assets managed and are generally payable quarterly in arrears. The majority of client fees for DC accounts, for both advisory and subadvisory relationships, are calculated on a monthly basis, as the product of client fee rates and the value of assets under management (AUM) at or near the end of each month. For IRA and taxable accounts, client fees are calculated on a quarterly basis at the end of each quarter.

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

Currently, the Company is in the process of reviewing its historical contracts to quantify the impact that the adoption of these standards will have on the identification of and accounting for performance obligations, and on the recognition of costs related to obtaining customer contracts (namely sales commissions and marketing costs). The Company anticipates the adoption of these ASUs will impact the timing of recognition and classification in its consolidated financial statements of certain costs it incurs to obtain sales contracts from its customers. For example, there are direct response advertising costs that the Company currently capitalizes and amortizes for certain printed materials associated with new customer solicitations. Under the new guidance, the Company expects these costs to be expensed as incurred. The Company also expects the new guidance will require additional disclosures. The Company continues to evaluate the impact the update will have on its consolidated financial statements and related disclosures.

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

On August 26, 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies and provides guidance on eight specific cash flow classification issues that are not currently addressed by current GAAP thereby reducing current diversity in practice.  Although early adoption is permitted, the Company plans to adopt the ASU on January 1, 2018 and does not expect it to have a material impact on its consolidated financial statements.

On January 26, 2017, FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under this guidance, goodwill impairment is to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit. The standard will be applied prospectively and is effective for impairment tests performed after December 15, 2019, with early adoption permitted. The standard is not expected to have a material effect on the Company's consolidated financial statements once implemented.

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

As a result of the adoption of the new standard, the Company recorded all income tax effects of share-based awards in its provision for income taxes in its Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017. On January 1, 2017, the Company also recorded a cumulative effect adjustment of $24.4 million as an increase of retained earnings on the Company’s Unaudited Condensed Consolidated Balance Sheet, which included an increase to deferred tax assets of approximately $27.1 million related primarily to the recognition of excess tax benefits from stock-based compensation.  Additionally, the Company adopted the change in presentation in the Unaudited Condensed Consolidated Statements of Cash Flows related to excess tax benefits on a retrospective basis. The Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 was adjusted as follows: a $5.4 million increase to net cash provided by operating activities and a $5.4 million increase to net cash used in financing activities. There was no impact for the change in presentation in the statement of cash flows related to statutory tax withholding requirements because the Company has historically classified the statutory tax withholding as a financing activity in its Unaudited Condensed Consolidated Statements of Cash Flows.

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

NOTE 3 – Business Combinations

Acquisition of The Mutual Fund Store

On February 1, 2016, the Company completed the acquisition of The Mutual Fund Store for an aggregate purchase price of $513.0 million, consisting of approximately $246.0 million in cash, net of cash acquired of $5.0 million and 9,885,889 shares of common stock valued at $267 million, pursuant to an Agreement and Plan of Mergers, dated November 5, 2015, as amended. The acquisition has enabled the Company to expand its independent advisory services to defined contribution participants through comprehensive financial planning and the option to meet face-to-face with a dedicated financial advisor.

During the six months ended June 30, 2016, the Company incurred transaction costs totaling $6.2 million that were expensed as incurred in general and administrative expense in its Unaudited Condensed Consolidated Statements of Income. There were no transaction expenses incurred for the three months ended June 30, 2016 or the three or six months ended June 30, 2017 in connection with this acquisition.

The Mutual Fund Store had an existing compensation arrangement with its key executives for $5.8 million.  Fifty percent of the compensation payment, approximately $2.9 million, was paid upon the closing of the acquisition and is reflected in the purchase consideration transferred at closing. The remaining fifty percent of the compensation payment, approximately $2.9 million, required the executives to be employed with the Company for agreed-upon service periods and therefore is accounted for as post-combination compensation expense. Approximately $1.3 million was paid related to this compensation arrangement during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Company paid $2.1 million primarily for previously withheld consideration for acquisition of The Mutual Fund Store and acquisition of franchises in 2016.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Acquisition of Franchises

In April 2016, the Company completed the acquisition of seven franchises for a total aggregate cash consideration of $14.4 million, including $0.8 million of holdbacks reserved with respect to indemnification claims on behalf of the Company. In July and August 2016, the Company completed the acquisition of six franchises for a total aggregate cash consideration of $8.1 million, including $0.3 million of holdbacks. In October 2016, the Company completed the acquisition of eight franchises for a total aggregate cash consideration of $12.8 million, including $0.6 million of holdbacks. The purchase price accounting for the October 2016 franchise acquisitions was finalized during the three months ended March 31, 2017 with no adjustments to the preliminary allocation disclosed as of December 31, 2016.

NOTE 4 — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents are comprised of cash held primarily in money market accounts. Cash and cash equivalents consist of the following:

	December 31,	June 30,
	2016	2017
	(In thousands)
Cash	$84,169	$24,626
Money market fund	50,077	145,292
Total cash and cash equivalents	$134,246	$169,918

NOTE 5 — Short-Term Investments

Short-term investments consisted of U.S. Treasury securities. In January 2016, the Company sold all short-term investments, totaling $39.9 million, and realized gains or losses, net of tax, were immaterial.

NOTE 6 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity. There have been no changes in the Company’s valuation techniques during the six months ended June 30, 2017.  The money market funds are classified as Level 1.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2016				As of June 30, 2017
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$50,077	$50,077	$—	$—	$145,292	$145,292	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents primarily in highly-rated taxable money market funds which hold securities issued or guaranteed by the United States government or their agencies. These deposits may exceed federal deposit insurance limits. The fair value of the Company’s money market funds is based on a trade date basis on the last business day of the accounting period. The fair value of the Company’s accounts receivable and accounts payable approximates the carrying amount due to their short duration.

The Company’s customers are concentrated in the United States. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company reviews the need for allowances for potential credit losses and such losses have been insignificant to date.

The Company did not have any customers that comprised 10% or more of the accounts receivable balance as of December 31, 2016 or June 30, 2017. The Company also did not have any customer that comprised 10% or more of revenue for the three and six months ended June 30, 2016 and 2017.

NOTE 7 — Goodwill and Intangible Assets

There were no transactions or events that impacted goodwill during the six months ended June 30, 2017. Accordingly, goodwill was $312.0 million at both December 31, 2016 and June 30, 2017.

Intangible assets as of December 31, 2016 and June 30, 2017 consisted of the following:

		December 31, 2016			June 30, 2017
		(In thousands)
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14 - 19	$164,338	$7,781	$156,557	$164,338	$12,228	$152,110
Franchise agreements and reacquired franchisee rights	<1 - 9	2,697	498	2,199	2,697	644	2,053
Favorable leases, net	6	140	22	118	140	34	106
Trademarks/Trade names	20	39,230	1,810	37,420	39,230	2,798	36,432
Internal use software	2 - 4	60,965	51,508	9,457	65,356	54,309	11,047
Total		$267,370	$61,619	$205,751	$271,761	$70,013	$201,748

Amortization expense related to intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(In thousands)
Customer relationships	$2,087	$2,224	$3,415	$4,447
Franchise agreements and reacquired franchisee rights	329	73	343	146
Favorable leases, net	6	6	10	12
Trademarks/Trade names	494	494	823	988
Internal use software(1)	1,183	1,434	2,534	2,801
Amortization expense	$4,099	$4,231	$7,125	$8,394

(1)

For the three and six months ended June 30, 2016, internal use software amortization included approximately $0.1 million and $0.2 million of stock-based compensation expense, respectively, and for the three and six months ended June 30, 2017, internal use software amortization included approximately $0.2 million and $0.3 million of stock-based compensation expense, respectively.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the estimated future amortization of intangible assets as of June 30, 2017:

(In thousands)
Years ending December 31:
2017	$8,292
2018	15,526
2019	13,572
2020	12,665
2021	11,147
Thereafter	140,546
$201,748

NOTE 8 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Unaudited Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016(1)	2017	2016	2017
	(In thousands)
Stock-based compensation:
Cost of revenue	$1,936	$2,555	$3,495	$4,950
Research and development	1,489	2,103	2,579	3,670
Sales and marketing	2,428	2,137	4,569	3,648
General and administrative	2,571	2,228	3,881	5,070
Amortization of internal use software, included in amortization of intangible assets	99	136	203	264
Total stock-based compensation	$8,523	$9,159	$14,727	$17,602

(1)

The amounts in the above table for the three and six months ended June 30, 2016, have been adjusted to reflect the appropriate amounts of stock-based compensation recognized for each of the financial statement captions.  There was no impact to the total amount of stock-based compensation recognized for the period.

On January 1, 2017, the Company adopted ASU No. ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and elected to account for forfeitures as they occur, which may cause the timing of stock-based compensation expense to be more volatile.

Stock-based compensation expense for performance stock units (PSUs) associated with the 2013-2017 Long Term Incentive Program (LTIP) is based on the award’s fair value as of the grant date, as well as the estimated probability of achieving the objective performance criteria pre-established by the Compensation Committee of the Board of Directors. As of June 30, 2017, the Company determined that certain performance criteria were improbable of achievement and accordingly reversed plan-to-date stock-based compensation expense recognized related to these certain criteria, which was immaterial for the periods presented.

Cash Dividends

On July 25, 2017, the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on October 4, 2017 to record-holders as of September 20, 2017. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of June 30, 2017, the Company had a dividend payable balance of $4.4 million, which was paid to stockholders in July 2017.

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

On February 1, 2016, the Company issued 9,885,889 shares of its common stock as part of the consideration to acquire The Mutual Fund Store.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$9,043	$12,803	$12,372	$24,977

Denominator (basic):
Net weighted average common shares outstanding	61,716	62,998	59,986	62,723

Denominator (diluted):
Weighted average common shares outstanding	61,716	62,998	59,986	62,723
Dilutive stock options outstanding	590	1,006	602	1,073
Dilutive unvested restricted stock units	451	805	379	853
Dilutive unvested performance stock units	13	17	12	17
Net weighted average common shares outstanding	62,770	64,826	60,979	64,666

Net income per share attributable to holders of common stock:
Basic	$0.15	$0.20	$0.21	$0.40
Diluted	$0.14	$0.20	$0.20	$0.39

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
	(In thousands)
Stock options outstanding	3,905	1,502	3,574	1,307
Restricted stock units outstanding	—	1	139	86
Total anti-dilutive common equivalent shares	3,905	1,503	3,713	1,393

NOTE 10 — Income Taxes

The Company recorded an income tax provision of $5.6 million and $7.4 million for the three months ended June 30, 2016 and 2017, resulting in an effective tax rate of 38% and 37%, respectively. During the three months ended June 30, 2017, the Company’s effective tax rate decreased due primarily to adopting ASU 2016-09, effective January 1, 2017, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company recorded an income tax provision of $9.7 million and $11.5 million for the six months ended June 30, 2016 and 2017, respectively, resulting in an effective tax rate of 44% and 32%, respectively. During the six months ended June 30, 2016, the Company’s effective tax rate increased as compared to the statutory rate due primarily to non-deductible expenditures incurred in connection with acquisition activity. During the six months ended June 30, 2017, the Company’s effective tax rate decreased as compared to the statutory rate due primarily to adoption of ASU 2016-09, effective January 1, 2017.

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

On January 1, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires excess tax benefits and deficiencies to be a component of income tax expense, and has increased volatility within the Company's provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the stock price at the date the awards vest.  As a result, the Company's income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. For the three and six months ended June 30, 2017, the excess benefits from stock options decreased the effective tax rate by 2% and 7%, respectively.

NOTE 11— Commitments and Contingencies

Service Level Agreements

The Company includes service level agreements with its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would have less than a $1.0 million impact on the Company’s annual operating results.

Self-Insurance

The Company provides self-insured medical benefits for employees based upon their coverage elections. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $100,000 and when cumulative medical claims exceed 120% of expected claims for the plan year. The Company records estimates of the total costs of claims incurred based on an analysis of historical data. The liability for self-insured medical claims is included within accrued compensation and benefits in the Company’s Unaudited Condensed Consolidated Balance sheet and was $0.4 million as of June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “goal,” “intend,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; the capabilities, benefits and effectiveness of our services; our strategy; our plans for future services, enhancements of existing services and our growth;  the effect of the integration of the acquisition of The Mutual Fund Store on our business, financial condition and operating results, including our revenue and expenses; the impact of our commitments of our obligations under our service level agreements with customers; our expectations regarding our expenses and revenue; our headcount; our effective tax rate, our deferred tax assets, our anticipated cash needs and uses of cash; the amount and timing of our expected cash expenditures associated with capital improvements to our advisor centers; our estimates regarding our capital requirements and our needs for additional financing; factors which may impact our professional management operating metrics; the utility of these metrics, including our belief that DC AUC and eligible prospective clients are useful indicators of potential DC AUM and clients available for enrollment into our Professional Management service; factors which may impact AUM, including market performance, enrollment, and cancellation rates; estimated cash incentive compensation payments, including the amounts and timing thereof, expectations regarding cash payments for tax withholding, including the amounts and timing thereof,  our exposure to market risk, including our expectations regarding the percentage of revenue derived from fees based on the market value of AUM increasing over time and the impact our fee calculation methodologies, our ability to retain and attract customers; our regulatory environment;  our expectations regarding the amounts, timing and frequency of any payment of dividends; our expectations for granting equity awards, and the potential financial and accounting impact related thereto; impact of our accounting policies including the anticipated effects of adopting accounting standards updates; benefit of non-GAAP financial measures; our disclosure controls and procedures; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our arrangements with clients using discretionary portfolio management services generally provide for fees based on the value of assets we manage and are generally payable quarterly in arrears. The majority of our client fees for DC accounts, for both advisory and subadvisory relationships, are calculated on a monthly basis, as the product of client fee rates and the value of assets under management (AUM) at or near the end of each month. In general, we expect this monthly methodology to reduce the impact of financial market volatility on this portion of our professional management revenue, although this methodology may result in lower client fees if the financial markets are down when client fees are calculated, even if the market had performed well earlier in the month or the quarter. For IRA and taxable accounts, our client fees are calculated on a quarterly basis at the end of each quarter. In general, we expect this quarterly methodology to potentially result in greater impact of financial market volatility on this portion of our professional management revenue and may result in lower client fees if the financial markets are down when client fees are calculated, even if the market had performed well earlier in the month or the quarter.

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

Professional Management Revenue Metrics

AUM is defined as the amount of assets that we manage as part of our discretionary portfolio management services, including assets managed through franchises during the period of February 2016 to September 2016. Our AUM is the value of assets under management as reported by plan providers and custodians at or near the end of each month or quarter.

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

As of June 30, 2017, we had approximately $151.8 billion of AUM, which includes $140.4 billion of DC AUM and $11.4 billion of IRA and taxable account AUM, associated with approximately 1,020,000 total clients.

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

As of June 30, 2017, we had approximately $1.143 trillion of DC AUC and 9.7 million eligible prospective clients in DC plans for which the professional management service is available.

As of June 30, 2017, approximately 10.1% of DC eligible prospective clients were enrolled as clients and 12.3% of DC AUC was enrolled as DC AUM.

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

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q3'16	Q4'16	Q1'17	Q2'17
	(In billions)
AUM, beginning of period	$125.3	$134.4	$138.0	$144.4
New assets - new clients	4.4	5.9	3.4	5.3
New assets - existing clients(1)	2.2	2.1	2.4	2.4
Asset cancellations -voluntary	(1.9)	(2.3)	(2.1)	(1.6)
Asset cancellations - involuntary(2)	(1.8)	(2.1)	(2.7)	(3.3)
Assets withdrawn - existing clients	(0.1)	(0.2)	(0.2)	(0.1)
Net new assets	2.8	3.4	0.8	2.7
Market movement and other	6.3	0.2	5.6	4.7
AUM, end of period	$134.4	$138.0	$144.4	$151.8

(1)

For Q3’16, Q4’16, Q1’17 and Q2’17, we estimate employer and employee DC plan contributions to be $2.0 billion, $1.9 billion, $2.1 billion and $2.2 billion, respectively. For the last four quarters, the weekly client files contained annual contribution rates, employer matching and salary levels for a subset of our total DC clients, representing approximately 87-92% of our DC clients. Effective Q1’17, we have changed the basis of this estimate from AUM to clients, as this provides a more accurate estimate. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM.

(2)

Involuntary client cancellations due to the effective date of a plan sponsor cancellation occurring between July 1, 2017 and July 31, 2017 would cause the total AUM that was reported as of June 30, 2017 to be reduced by 0.4%.

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

As of June 30, 2017, the approximate aggregate style exposure of the accounts we managed was as follows:

Domestic equity	45%
International equity	28%
Bonds	24%
Cash and uncategorized assets(1)	3%
Total	100%

1)	Uncategorized assets may include CDs, options, warrants and other vehicles not currently categorized.

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

The trends associated with our professional management revenue are driven primarily by trends related to our AUM, as well as the trends related to client fees. The factors primarily affecting our AUM include our ability to enroll and retain clients in our discretionary portfolio management services, to retain existing and to sign new contracts with sponsors, providers and custodians, the level of employee, employer and individual investor contributions and market performance. The factors primarily affecting our client fees include the value of services provided and related industry pricing trends, our fee structures which typically provide for lower overall average fee rates as account balances increase, contractually-negotiated fee rates we receive for our DC subadvisory services, fee changes as a result of achieving certain sponsor-based enrollment milestones for our DC advisory services and contract modifications.

Platform Revenue

We derive platform revenue from recurring, subscription-based fees for access to our services, including Online Advice, education and guidance, and to a lesser extent, from setup fees. Online Advice is a non-discretionary, Internet-based investment advisory service, which includes personalized online savings and investment advice, and retirement income projections for clients who want to manage their retirement themselves. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the DC plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over seven years.

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

Other costs and expenses include the costs of fees paid to plan providers related to the exchange of plan and prospective client data, as well as implementing our transaction instructions for client accounts, printed marketing and client materials and postage, facilities-related expenses, advertising including radio and digital, consulting and professional service expenses, amortization and depreciation for hardware and software purchases and support, and amortization of intangible assets.

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

In connection with these acquisitions, we incurred approximately $2.3 million and $10.5 million of acquisition-related expenses that were charged to expense for the three and six months ended June 30, 2016, respectively, and approximately $0.7 million and $3.9 million of acquisition-related expenses that were charged to expense for the three and six months ended June 30, 2017, respectively.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended June 30, 2016 and 2017

	Three Months Ended June 30,		Three Months Ended June 30,		Increase (Decrease)
	2016	2017	2016	2017	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	90%	93%	$96,071	$110,640	$14,569	15%
Platform	7	6	7,173	6,784	(389)	(5)
Other	3	1	2,989	1,050	(1,939)	(65)
Total revenue	100	100	106,233	118,474	12,241	12
Costs and expenses:
Cost of revenue	44	45	46,540	53,286	6,746	14
Research and development	9	9	8,967	11,119	2,152	24
Sales and marketing	20	18	21,686	21,189	(497)	(2)
General and administrative	9	7	9,809	8,566	(1,243)	(13)
Amortization of intangible assets, including internal use software	4	4	4,099	4,231	132	3
Total costs and expenses	86	83	91,101	98,391	7,290	8
Income from operations	14	17	15,132	20,083	4,951	33
Interest (expense) income	—	—	(20)	196	216	n/a
Other expense, net	—	—	(427)	(44)	383	(90)
Income before income taxes	14	17	14,685	20,235	5,550	38
Income tax expense	5	6	5,642	7,432	1,790	32
Net and comprehensive income	9%	11%	$9,043	$12,803	$3,760	42%

Revenue

Total revenue increased $12.2 million, or 12%, from $106.2 million for the three months ended June 30, 2016 to $118.5 million for the three months ended June 30, 2017. This increase was due primarily to growth in professional management revenue of $14.6 million for the three months ended June 30, 2017, partially offset by a decrease of $1.9 million and $0.4 million, respectively, in other and platform revenue. Professional management revenue and platform revenue comprised 90% and 7%, respectively, of total revenue for the three months ended June 30, 2016, and 93% and 6%, respectively, of total revenue for the three months ended June 30, 2017.

Professional Management Revenue

Professional management revenue increased $14.6 million, or 15%, from $96.1 million for the three months ended June 30, 2016 to $110.6 million for the three months ended June 30, 2017. This increase in professional management revenue was due primarily to an increase in the average AUM used to calculate fees from approximately $125.0 billion for the three months ended June 30, 2016 to approximately $148.5 billion for the three months ended June 30, 2017, which was driven primarily by new assets from new and existing clients and market performance, partially offset by cancellations and withdrawals. The increase in professional management revenue was also driven by franchise acquisitions in 2016, as we now receive all of the advisory fees rather than a royalty percentage. In addition, there was a slight decrease in average fees due to factors that have varying impact and applicability from period to period, including fee reductions based upon individual account balances or achieving plan enrollment thresholds, contract modifications, the timing of promotional and communication techniques, and the net effect of sponsor conversions between advisory and subadvisory status.

Platform Revenue

Platform revenue decreased $0.4 million, or 5%, from $7.2 million for the three months ended June 30, 2016 to $6.8 million for the three months ended June 30, 2017. This decrease was due primarily to a small number of sponsor terminations, as well as platform fee reductions resulting from a small number of sponsors converting to a subadvisory plan provider or adding new services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue decreased $1.9 million, or 65%, from $3.0 million for the three months ended June 30, 2016 to $1.1 million for the three months ended June 30, 2017. This decrease was due primarily to a contract change which eliminated account servicing fees as of January 1, 2017, as well as the elimination of franchise royalty revenue after we acquired all franchises as of October 2016. The franchise acquisitions also resulted in increased professional management revenue as we now receive all of the advisory fees rather than a royalty percentage.

Costs and Expenses

Costs and expenses increased $7.3 million, or 8%, from $91.1 million for the three months ended June 30, 2016 to $98.4 million for the three months ended June 30, 2017. Cost of revenue increased $6.7 million, research and development expense increased $2.2 million, sales and marketing expense decreased $0.5 million, general and administrative expense decreased $1.2 million, and amortization of intangible assets increased $0.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Across all functional areas, employee-related expenses such as wages and cash incentive compensation expense increased due primarily to headcount growth and annual compensation increases. Non-cash stock-based compensation also increased due primarily to awards granted within the last year, partially offset by forfeitures.

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

Cost of Revenue

Cost of revenue increased $6.7 million, or 14%, from $46.5 million for the three months ended June 30, 2016 to $53.3 million for the three months ended June 30, 2017. There was a $3.0 million increase in employee-related expenses, including wages, a $0.9 million increase in cash incentive compensation expense and a $0.6 million increase non-cash stock-based compensation for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due primarily to growth in headcount. Variable cash compensation expense related to ongoing asset servicing activities by advisor center advisors resulted in an increase of $0.5 million.  In addition, there was a $2.4 million increase in data connectivity fees due primarily to an increase in professional management revenue. These increases were partially offset by $0.3 million decrease in facilities–related overhead expenses, including rent and depreciation, as well as a decrease in other expenses, including subadvisory participant marketing materials and equipment, of $0.4 million. As a percentage of revenue, cost of revenue increased from 44% for the three months ended June 30, 2016 to 45% for the three months ended June 30, 2017. The increase as a percentage of revenue was due primarily to employee-related expenses, including wages, increasing at a faster rate than revenue.

We expect cost of revenue as a percent of revenue to be in the range of 44%-46% for the year ended December 31, 2017.

Research and Development

Research and development expense increased $2.2 million, or 24%, from $9.0 million for the three months ended June 30, 2016 to $11.1 million for the three months ended June 30, 2017. There was a $0.8 million increase in employee-related expense, including wages, and a $0.4 million increase in cash incentive compensation due primarily to annual compensation increases and growth in headcount, as well as a $0.7 million increase in non-cash stock-based compensation expense for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. There was a net increase to other expenses totaling $0.3 million. As a percentage of revenue, research and development expense remained constant at 9% for the three months ended June 30, 2016 and 2017.

Sales and Marketing

Sales and marketing expense decreased $0.5 million, or 2%, from $21.7 million for the three months ended June 30, 2016 to $21.2 million for the three months ended June 30, 2017. There was a $0.8 million decrease in marketing programs expense, due primarily to an increase in the amounts received for support of marketing and client acquisition efforts, partially offset by an increase in marketing programs expense, including radio and digital advertising. In addition, there was a $0.5 million decrease in consulting expense due to a brand integration project incurred for the three months ended June 30, 2016, as well as an acquisition-related consulting contract which terminated in the three months ended March 31, 2017. There was also a $0.3 million decrease in non-cash stock-based compensation expense due to forfeitures related to employee terminations and a $0.1 million decrease in other expenses. These decreases were partially offset by a $0.5 million increase in employee-related expenses, including wages, and a $0.7 million increase in cash incentive compensation expense due primarily to the growth in headcount and annual compensation. As a percentage of revenue, sales and marketing expense decreased from 20% for the three months ended June 30, 2016 to 18% for the three months ended June 30, 2017. The decrease as a percentage of revenue was due primarily to an increase in the amounts received for support of marketing and client acquisition efforts, a decrease in consulting expenses and a decrease in non-cash stock-based compensation.

General and Administrative

General and administrative expense decreased $1.2 million, or 13%, from $9.8 million for the three months ended June 30, 2016 to $8.6 million for the three months ended June 30, 2017. There was a $0.8 million decrease in consulting and professional services fees due to acquisition-related consulting expenses incurred in the three months ended June 30, 2016. There was a $0.3 million decrease in non-cash stock-based compensation expense due to employee terminations and a $0.6 million decrease in other expenses including travel, operations and employee-related expenses, including wages. These decreases were partially offset by a $0.5 million increase in allocated facilities–related overhead expenses, including rent and depreciation. As a percentage of revenue, general and administrative expense decreased from 9% for the three months ended June 30, 2016 to 7% for the three months ended June 30, 2017. The decrease as a percentage of revenue was due primarily to the decrease in consulting and professional services expenses, as well as a decrease in non-cash stock-based compensation.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.1 million, or 3%, from $4.2 million for the three months ended June 30, 2016 to $4.1 million for the three months ended June 30, 2017.

Income Taxes

Income tax expense increased from $5.6 million for the three months ended June 30, 2016 to $7.4 million for the three months ended June 30, 2017. Our effective tax rate decreased from 38% for the three months ended June 30, 2016 to 37% for the three months ended June 30, 2017 due primarily to adopting ASU 2016-09, effective January 1, 2017, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.

Effective January 1, 2017, we adopted ASU 2016-09, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. This may also cause our effective tax rate to be more volatile in future periods. We would expect to see an effective tax rate of approximately 38-40%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items in future periods.

As of June 30, 2017, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.

Comparison of Six Months Ended June 30, 2016 and 2017

	Six Months Ended June 30,		Six Months Ended June 30,		Increase (Decrease)
	2016	2017	2016	2017	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	90%	93%	$178,877	$217,400	$38,523	22%
Platform	7	6	14,271	13,678	(593)	(4)
Other	3	1	5,143	1,491	(3,652)	(71)
Total revenue	100	100	198,291	232,569	34,278	17
Costs and expenses:
Cost of revenue	43	45	85,871	104,811	18,940	22
Research and development	9	9	18,234	21,687	3,453	19
Sales and marketing	20	17	40,149	40,504	355	1
General and administrative	13	9	24,409	20,760	(3,649)	(15)
Amortization of intangible assets, including internal use software	4	4	7,125	8,394	1,269	18
Total costs and expenses	89	84	175,788	196,156	20,368	12
Income from operations	11	16	22,503	36,413	13,910	62
Interest (expense) income	—	—	(16)	263	279	n/a
Other expense, net	—	—	(460)	(172)	288	(63)
Income before income taxes	11	16	22,027	36,504	14,477	66
Income tax expense	5	5	9,655	11,527	1,872	19
Net and comprehensive income	6%	11%	$12,372	$24,977	$12,605	102%

Revenue

Total revenue increased $34.3 million, or 17%, from $198.3 million for the six months ended June 30, 2016 to $232.6 million for the six months ended June 30, 2017, which included one additional month of revenue from 2016 acquisitions compared to the six months ended June 30, 2016. This increase was due primarily to growth in professional management revenue of $38.5 million for the six months ended June 30, 2017, partially offset by a decrease of $3.7 million and $0.6 million, respectively, in other and platform revenue. Professional management revenue and platform revenue comprised and 90% and 7%, respectively, of total revenue for the six months ended June 30, 2016 and 93% and 6%, respectively, of total revenue for the six months ended June 30, 2017.

Professional Management Revenue

Professional management revenue increased $38.5 million, or 22%, from $178.9 million for the six months ended June 30, 2016 to $217.4 million for the six months ended June 30, 2017, which includes one additional month of professional management revenue from 2016 acquisitions. This increase was due primarily to an increase in the average AUM used to calculate fees from approximately $119.9 billion for the six months ended June 30, 2016 to approximately $145.3 billion for the six months ended June 30, 2017, driven primarily by new assets from new and existing clients and market performance, partially offset by cancellations and withdrawals. The increase in professional management revenue was also driven by franchise acquisitions in 2016, as we now receive all of the advisory fees rather than a royalty percentage. In addition, there was a slight decrease in average fees due to factors that have varying impact and applicability from period to period, including fee reductions based upon individual account balances or achieving plan enrollment thresholds, contract modifications, the timing of promotional and communication techniques, and the net effect of sponsor conversions between advisory and subadvisory status.

Platform Revenue

Platform revenue decreased $0.6 million, or 4%, from $14.3 million for the six months ended June 30, 2016 to $13.7 million for the six months ended June 30, 2017. This decrease was due primarily to a small number of sponsor terminations, as well as platform fee reductions resulting from a small number of sponsors converting to a subadvisory plan provider or adding new services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue decreased $3.7 million, or 71%, from $5.1 million for the six months ended June 30, 2016 to $1.5 million for the six months ended June 30, 2017. This decrease was due primarily to a contract change which eliminated account servicing fees as of January 1, 2017, as well as the elimination of franchise royalty revenue after we acquired all franchises as of October 2016. The franchise acquisitions also resulted in increased professional management revenue as we now receive all of the advisory fees rather than a royalty percentage.

Costs and Expenses

Costs and expenses increased $20.4 million, or 12%, from $175.8 million for the six months ended June 30, 2016 to $196.2 million for the six months ended June 30, 2017, which included one additional month of operating expenses related to 2016 acquisitions. Cost of revenue increased $18.9 million, research and development expense increased $3.5 million, sales and marketing expense increased $0.4 million, general and administrative expense decreased $3.6 million, and amortization of intangible assets increased $1.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Across all functional areas, employee-related expenses such as wages and cash incentive compensation expense increased due primarily to headcount growth and annual compensation increases. Non-cash stock-based compensation also increased due primarily to awards granted within the last year, partially offset by forfeitures.

Cost of Revenue

Cost of revenue increased $18.9 million, or 22%, from $85.9 million for the six months ended June 30, 2016 to $104.8 million for the six months ended June 30, 2017. There was a $7.7 million increase in employee-related expenses, including wages, a $1.6 million increase in cash incentive compensation expense and a $1.4 million increase non-cash stock-based compensation for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due primarily to growth in headcount. Variable cash compensation expense related to ongoing asset servicing activities by advisor center advisors resulted in an increase of $2.1 million.  Facilities–related overhead expenses, including rent and depreciation, increased by $1.2 million, due primarily to increased facilities expenses, as well as increased allocation based on headcount. In addition, there was a $5.6 million increase in data connectivity fees due primarily to an increase in professional management revenue. There was a net increase in other expense $0.2 million. These increases were partially offset by a $0.9 million decrease in printed client and subadvisory marketing materials costs as we move more towards electronic delivery. As a percentage of revenue, cost of revenue increased from 43% for the six months ended June 30, 2016 to 45% for the six months ended June 30, 2017. The increase as a percentage of revenue was due primarily to employee-related expenses, including wages, increasing at a faster rate than revenue.

Research and Development

Research and development expense increased $3.5 million, or 19%, from $18.2 million for the six months ended June 30, 2016 to $21.7 million for the six months ended June 30, 2017. There was a $1.5 million increase in employee-related expense, including wages, and a $0.6 million increase in cash incentive compensation due primarily to annual compensation increases and headcount growth, as well as a $1.2 million increase in non-cash stock-based compensation expense for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. There were other net expense increases, including facilities–related overhead expenses, consulting and equipment related expenses, totaling $0.7 million. These increases were partially offset by a $0.5 million increase in the amount of internal use software capitalized, due primarily to increased labor rates and the number of hours dedicated to internal use software projects. As a percentage of revenue, research and development expense remained constant at 9% for the six months ended June 30, 2016 and 2017.

Sales and Marketing

Sales and marketing expense increased $0.4 million, or 1%, from $40.1 million for the six months ended June 30, 2016 to $40.5 million for the six months ended June 30, 2017. There was a $1.3 million increase in employee-related expenses, including wages, and a $1.3 million increase in cash incentive compensation expense due primarily to the headcount growth and annual compensation increases. There was a $2.3 million increase in marketing programs expense, including radio and digital advertising, due primarily to one additional month of advertising expense given acquisition timing, offset by an increase in the amounts received for support of marketing and client acquisition efforts. Non-capitalized equipment related expenses increased $0.4 million and travel expenses increased by $0.3 million. These increases were partially offset by a $0.9 million decrease in non-cash stock-based compensation expense due to forfeitures related to employee terminations during the six months ended June 30, 2017.  There was also a $0.9 million decrease in consulting expenses due to a brand integration project incurred for the six months ended June 30, 2016, as well as an acquisition-related consulting contract which terminated in the three months ended March 31, 2017, which caused expenses to be higher during the three months ended June 30, 2016. In addition, there was a $0.7 million decrease in printed marketing materials expense due to decreases in the amortization of direct response advertising, as well as a decrease in campaign volume due to sponsor campaign timing during the six months ended June 30, 2017. Other expenses, including commissions and facilities-related expenses, decreased by a net of $0.4 million. As a percentage of revenue, sales and marketing expense decreased from 20% for the six months ended June 30, 2016 to 17% for the six months ended June 30, 2017. The decrease as a percentage of revenue was due primarily to a decrease in non-cash stock-based compensation, printed marketing materials expenses, as well as employee-related expenses, including wages, growing at a slower rate than revenue.

General and Administrative

General and administrative expense decreased $3.6 million, or 15%, from $24.4 million for the six months ended June 30, 2016 to $20.8 million for the six months ended June 30, 2017. There was a $5.6 million decrease in consulting fees due primarily to acquisition-related expenses incurred in the six months ended June 30, 2016, as well as a $0.3 million decrease in travel expenses and a $0.3 million decrease in other expenses, including equipment and operations. These decreases were partially offset by a $0.3 million increase in employee-related expenses, including wages, due primarily to annual compensation increases, as well as a $1.2 million increase in non-cash stock-based compensation expense. In addition, there was a $0.6 million increase in allocated facilities–related overhead expenses, including rent and depreciation and a $0.5 million increase in professional services expenses. As a percentage of revenue, general and administrative expense decreased from 13% for the six months ended June 30, 2016 to 9% for the six months ended June 30, 2017. The decrease as a percentage of revenue was due primarily to the decrease in consulting expenses.

Amortization of Intangible Assets

Amortization of intangible assets increased $1.3 million, or 18%, from $7.1 million for the six months ended June 30, 2016 to $8.4 million for the six months ended June 30, 2017, due primarily to one additional month of amortization related to acquisitions closed in 2016 for the six months ended June 30, 2017, as well as the addition of amortization of customer relationships, trademarks and trade names associated with franchise acquisition activity.

Income Taxes

Income tax expense increased from $9.7 million for the six months ended June 30, 2016 to $11.5 million for the six months ended June 30, 2017. Our effective tax rate decreased from 44% for the six months ended June 30, 2016 to 32% for the six months ended June 30, 2017. During the six months ended June 30, 2016, our effective tax rate increased as compared to the statutory rate due primarily to non-deductible expenditures incurred in connection with acquisition activity. During the six months ended June 30, 2017, our effective tax rate decreased as compared to the statutory rate due primarily to adoption of ASU 2016-09, effective January 1, 2017, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.

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

The table below sets forth a reconciliation of GAAP net income to non-GAAP adjusted EBITDA based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP adjusted EBITDA	2016	2017	2016	2017
	(In thousands, unaudited)
GAAP net income	$9,043	$12,803	$12,372	$24,977
Interest expense (income)	20	(196)	16	(263)
Income tax expense	5,642	7,432	9,655	11,527
Depreciation and amortization	2,260	2,084	4,307	4,202
Amortization of intangible assets (excluding internal use software)	2,916	2,797	4,591	5,593
Amortization of internal use software	1,084	1,298	2,331	2,537
Amortization and impairment of direct response advertising	1,211	1,032	2,425	1,951
Amortization of deferred sales commissions	413	287	831	575
Stock-based compensation	8,523	9,159	14,727	17,602
Acquisition-related expenses(1)	2,334	719	10,474	3,910
Non-GAAP adjusted EBITDA	$33,446	$37,415	$61,729	$72,611

(1)	We expect to incur a minimal amount of acquisition-related expenses through December 31, 2017.

The table below sets forth a reconciliation of net income to non-GAAP adjusted net income based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP adjusted net income	2016	2017	2016	2017
	(In thousands, unaudited)
GAAP net income	$9,043	$12,803	$12,372	$24,977
Stock-based compensation	8,523	9,159	14,727	17,602
Amortization of intangible assets (excluding internal use software)	2,916	2,797	4,591	5,593
Acquisition-related expenses	2,334	719	10,474	3,910
Income tax expense from non-deductible transaction expenses(1)	—	—	1,162	—
Tax-effect of adjustments(2)	(5,262)	(4,842)	(11,381)	(10,354)
Non-GAAP adjusted net income	$17,554	$20,636	$31,945	$41,728

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

The table below sets forth a reconciliation of diluted earnings per share to non-GAAP adjusted earnings per share based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP adjusted earnings per share	2016	2017	2016	2017
	(In thousands, except per share data, unaudited)
GAAP diluted earnings per share	$0.14	$0.20	$0.20	$0.39
Stock-based compensation	0.13	0.14	0.24	0.27
Amortization of intangible assets (excluding internal use software)	0.05	0.04	0.08	0.09
Acquisition-related expenses	0.04	0.01	0.17	0.06
Income tax expense from non-deductible transaction expenses(1)	—	—	0.02	—
Tax-effect of adjustments(2)	(0.08)	(0.07)	(0.19)	(0.16)
Non-GAAP adjusted earnings per share	$0.28	$0.32	$0.52	$0.65
Shares of common stock outstanding	61,716	62,998	59,986	62,723
Dilutive stock options, RSUs and PSUs	1,054	1,828	993	1,943
Non-GAAP adjusted common shares outstanding	62,770	64,826	60,979	64,666

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparison of the three and six months ended June 30, 2016 and 2017 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2017, we had total cash and cash equivalents of $169.9 million, compared to $134.2 million of cash and cash equivalents as of December 31, 2016. Since February 1, 2016, we have used approximately $274.6 million of cash related to acquisitions, net of cash received and including holdbacks reserved with respect to indemnification claims. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash and cash equivalents, and cash generated from ongoing operations. We plan to use existing cash and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures and possible future acquisitions.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2016	2017
	(In thousands)
Net cash provided by operating activities	$26,382	$37,496
Net cash used in investing activities	(222,210)	(6,292)
Net cash (used in) provided by financing activities	(8,150)	4,468
Net (decrease) increase in cash and cash equivalents	$(203,978)	$35,672
Cash and cash equivalents, end of period	$101,238	$169,918

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 of $37.5 million was the result of net income of $25.0 million and adjustments for non-cash expenses of $43.0 million, primarily related to non-cash stock-based compensation expense, deferred tax assets, amortization of intangible assets, depreciation, and amortization and impairment of direct response advertising. In addition, there was a decrease in cash related to changes in operating assets and liabilities of $30.5 million. This decrease in cash related to operating assets and liabilities was due primarily to a decrease in accrued compensation as a result of the 2016 cash incentive program payments, an increase in accounts receivable as revenue increased, a decrease in accounts payable primarily related to a decrease in provider payables, as well as an increase in prepaid expenses and other assets.

We incurred cash payments totaling $3.9 million during the six months ending June 30, 2017 associated with a change to our paid time off program for exempt employees effective January 1, 2017.

As a result of retrospectively presenting ASU 2016-09, the excess tax benefit associated with non-cash stock-based compensation for the six months ended June 30, 2016 is now presented within operating activities. Net cash provided by operating activities for the six months ended June 30, 2016 was the result of net income of $12.4 million and adjustments for non-cash expenses of $34.5 million, primarily related to non-cash stock-based compensation expense, amortization of intangible assets, deferred tax assets, depreciation, and amortization and impairment of direct response advertising. In addition, there was a decrease in cash related to changes in operating assets and liabilities of $20.5 million. This decrease in cash related to operating assets and liabilities was due primarily to a decrease in accrued compensation as a result of the 2015 cash incentive program payments, a decrease in accounts payable related mainly to payments of transaction expenses related to the acquisition activity and a decrease in provider payables, and an increase in accounts receivable, prepaid expense and other assets due primarily to acquisition activity, partially offset by an increase in deferred rent due primarily to the new Overland Park, Kansas facility.

Investing Activities

Net cash used in investing activities was $222.2 million for the six months ended June 30, 2016 compared to $6.3 million for the six months ended June 30, 2017. For the six months ended June 30, 2017, the purchase of property and equipment decreased $1.6 million, as we spent $4.0 million for the six months ended June 30, 2016 related to capital expenditures, which included capital equipment purchases related to the build out of the new Overland Park, Kansas facility, compared to $2.3 million during the six months ended June 30, 2017. For the six months ended June 30, 2017, the capitalization of internal use software increased $0.4 million from $3.6 million for the six months ended June 30, 2016 to $3.9 million for the six months ended June 30, 2017. Cash provided by the sale of all remaining short-term investments was $39.9 million for the six months ended June 30, 2016. All short-term investments were sold as of January 2016.

On February 1, 2016, we completed the acquisition of The Mutual Fund Store for approximately $241.0 million in cash consideration, net of $5.0 million cash acquired, and approximately $267 million in common stock consideration. In April 2016, we completed the acquisition of seven franchises for a total aggregate cash consideration of $14.4 million, including $0.8 million of holdbacks reserved with respect to indemnification claims.

We expect to incur cash expenditures of approximately $7.0 million associated with capital improvements to our advisor centers during the second half of 2017.

Financing Activities

Net cash used in financing activities was $8.2 million for the six months ended June 30, 2016 compared to net cash provided by financing activities of $4.5 million for the six months ended June 30, 2017. As a result of retrospectively adopting ASU 2016-09 to present the excess tax benefit associated with non-cash stock-based compensation as operating activities, net cash used by financing activities for the six months ended June 30, 2016 was adjusted with an increase of $5.4 million, from $2.8 million to $8.2 million. For the six months ended June 30, 2016, we received $1.1 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $18.9 million during the six months ended June 30, 2017. During the six months ended June 30, 2017, we paid $2.1 million primarily for previously withheld consideration for acquisition of The Mutual Fund Store and the acquisition of franchises in 2016.

For the six months ended June 30, 2016, we incurred cash dividend payments totaling $8.6 million compared to cash dividend payments totaling $8.7 million for the six months ended June 30, 2017. In July 2017, we incurred a subsequent payment of $4.4 million relating to dividends payable as of June 30, 2017. Based on the shares outstanding as of June 30, 2017 of 63,123,174 and assuming a $0.07 per share quarterly dividend for 2017, we would estimate dividend payments to total approximately $8.8 million for the period July 1, 2017 through December 31, 2017. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting dates. For the six months ended June 30, 2016, we incurred $0.7 million of cash payments related to minimum tax withholding obligations compared to $3.5 million for the six months ended June 30, 2017.  Based on the fair value of our common stock as of June 30, 2017 of $36.60 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $3.2 million for the period July 1, 2017 to December 31, 2017, which may be reduced by forfeitures. We anticipate these cash payments to occur throughout each year with the largest amounts typically occurring in the first and fourth quarters, and with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the six months ended June 30, 2017, 93% of our revenue was derived from fees based on the market value of AUM compared to 91% for the year ended December 31, 2016. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended June 30, 2017, we issued 45,950 shares of unregistered common stock for an aggregate purchase price of $0.3 million upon the exercise of previously granted options, which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

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

Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed May 13, 2010, and incorporated herein by reference).

3.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, filed December 9, 2009, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, filed February 22, 2010, and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

Date: August 8, 2017

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