Form 10-Q
period 2017-09-30
Financial Engines, Inc.
filed 2017-11-02
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, 63,317,478 shares of Common Stock, par value $0.0001, were outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2016	2017
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$134,246	$197,708
Accounts receivable, net	103,256	114,037
Prepaid expenses	7,370	7,739
Other current assets	3,468	4,466
Total current assets	248,340	323,950
Property and equipment, net	24,532	25,446
Intangible assets, net	205,751	199,992
Goodwill	312,020	312,020
Long-term deferred tax assets	40,504	47,564
Direct response advertising, net	5,849	4,757
Other assets	3,140	2,237
Total assets	$840,136	$915,966
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,780	$27,622
Accrued compensation	27,667	20,470
Deferred revenue	4,701	5,185
Dividend payable	4,350	4,423
Other current liabilities	4,343	2,392
Total current liabilities	77,841	60,092
Long-term deferred rent	12,269	11,059
Long-term tax liabilities	2,207	—
Other liabilities	488	491
Total liabilities	92,805	71,642
Contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of December 31, 2016 and September 30, 2017; None issued or outstanding as of December 31, 2016 and September 30, 2017	—	—
Common stock, $0.0001 par value - 500,000 authorized as of December 31, 2016 and September 30, 2017; 63,476 and 64,498 shares issued and 62,199 and 63,221 shares outstanding as of December 31, 2016 and September 30, 2017, respectively	6	6
Additional paid-in capital	782,079	828,699
Treasury stock, at cost (1,277 shares and 1,277 shares as of December 31, 2016 and September 30, 2017, respectively)	(47,637)	(47,637)
Retained Earnings	12,883	63,256
Total stockholders’ equity	747,331	844,324
Total liabilities and stockholders’ equity	$840,136	$915,966

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
	(In thousands, except per share data)
Revenue:
Professional management	$102,641	$114,088	$281,518	$331,488
Platform	7,035	6,528	21,306	20,206
Other	2,748	1,631	7,891	3,122
Total revenue	112,424	122,247	310,715	354,816
Costs and expenses:
Cost of revenue	50,230	53,253	136,101	158,064
Research and development	9,599	10,771	27,833	32,458
Sales and marketing	21,743	19,933	61,892	60,437
General and administrative	11,189	8,941	35,598	29,701
Amortization of intangible assets, including internal use software	4,012	4,289	11,137	12,683
Loss on reacquired franchisee rights	4,092	—	4,092	—
Total costs and expenses	100,865	97,187	276,653	293,343
Income from operations	11,559	25,060	34,062	61,473
Interest income, net	149	351	133	614
Other income (expense), net	(185)	(29)	(645)	(201)
Income before income taxes	11,523	25,382	33,550	61,886
Income tax expense	4,376	9,963	14,031	21,490
Net and comprehensive income	$7,147	$15,419	$19,519	$40,396
Dividends declared per share of common stock	$0.07	$0.07	$0.21	$0.21
Net income per share attributable to holders of common stock
Basic	$0.12	$0.24	$0.32	$0.64
Diluted	$0.11	$0.24	$0.32	$0.62
Shares used to compute net income per share attributable to holders of common stock
Basic	61,838	63,181	60,608	62,877
Diluted	63,001	64,642	61,657	64,660

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2017
	(In thousands)
Cash flows from operating activities:
Net income	$19,519	$40,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,670	6,312
Amortization of intangible assets	10,819	12,273
Stock-based compensation	24,307	26,617
Amortization of deferred sales commissions	1,244	805
Amortization and impairment of direct response advertising	3,547	2,828
Amortization of discount on short-term investments	(5)	—
Provision for doubtful accounts	689	450
Write-off of notes receivable	290	—
Deferred tax	3,937	17,968
Loss on fixed asset disposal	200	155
Loss on sale of short-term investments	18	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(7,976)	(11,231)
Prepaid expenses	(998)	(452)
Direct response advertising	(2,778)	(1,751)
Other assets	(908)	(2,060)
Accounts payable	572	(10,560)
Accrued compensation	(988)	(7,197)
Deferred revenue	274	420
Deferred rent	948	(531)
Other liabilities	(480)	(22)
Net cash provided by operating activities	58,901	74,420
Cash flows from investing activities:
Purchase of property and equipment	(5,497)	(5,574)
Capitalization of internal use software	(5,295)	(6,213)
Sale of short-term investments	39,923	—
Cash paid for acquisitions, net of cash acquired	(262,405)	—
Net cash used in investing activities	(233,274)	(11,787)
Cash flows from financing activities:
Payments on capital lease obligations	(80)	(100)
Payments related to business combinations	(1,771)	(2,845)
Net share settlements for minimum tax withholdings	(688)	(3,788)
Proceeds from issuance of common stock	3,371	20,726
Cash dividend payments	(12,869)	(13,164)
Net cash (used in) provided by financing activities	(12,037)	829
Net (decrease) increase in cash and cash equivalents	(186,410)	63,462
Cash and cash equivalents, beginning of period	305,216	134,246
Cash and cash equivalents, end of period	$118,806	$197,708
Supplemental cash flows information:
Income taxes paid, net of refunds	$2,927	$6,175
Interest paid	$10	$61
Non-cash operating, investing and financing activities:
Issuance of common stock related to acquisition	$267,018	$—
Unpaid purchases of property and equipment	$760	$1,596
Purchase of property and equipment with noncash tenant improvement allowance	$1,952	$162
Purchase of property and equipment under capital lease	$—	$243
Capitalized stock-based compensation for internal use software	$569	$711
Capitalized stock-based compensation for direct response advertising	$68	$56
Dividends declared but not yet paid	$3,713	$4,423

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of December 31, 2016 and September 30, 2017, the Company’s Statements of Income for the three and nine months ended September 30, 2016 and 2017 and the Company’s Statements of Cash Flows for the nine months ended September 30, 2016 and 2017. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Platform.    The Company derives platform revenue from recurring, subscription-based fees for access to its services, including Online Advice, education and guidance, and to a lesser extent, from setup fees. Online Advice is a non-discretionary, Internet-based investment advisory service, which includes personalized online savings and investment advice and retirement income projections for clients who want to manage their retirement themselves. The arrangements generally provide for fees to be paid by the plan sponsor, plan provider or the DC plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over seven years and are immaterial for the periods presented.

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

As a result of the adoption of the new standard, the Company recorded all income tax effects of share-based awards in its provision for income taxes in its Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017. On January 1, 2017, the Company also recorded a cumulative effect adjustment of $24.4 million as an increase of retained earnings on the Company’s Unaudited Condensed Consolidated Balance Sheet, which included an increase to deferred tax assets of approximately $27.1 million related primarily to the recognition of excess tax benefits from stock-based compensation. Upon adoption, the Company elected to account for forfeitures as they occur, which may cause the timing of our non-cash stock-based compensation expense to be more volatile.  Additionally, the Company adopted the change in presentation in the Unaudited Condensed Consolidated Statements of Cash Flows related to excess tax benefits on a retrospective basis. The Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 was adjusted as follows: a $9.6 million increase to net cash provided by operating activities and a $9.6 million increase to net cash used in financing activities. There was no impact for the change in presentation in the statement of cash flows related to statutory tax withholding requirements because the Company has historically classified the statutory tax withholding as a financing activity in its Unaudited Condensed Consolidated Statements of Cash Flows.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the nine months ended September 30, 2016, the Company incurred transaction costs totaling $6.2 million that were expensed as incurred in general and administrative expense in its Unaudited Condensed Consolidated Statements of Income. There were no transaction expenses incurred for the three months ended September 30, 2016 or the three or nine months ended September 30, 2017 in connection with this acquisition.

The Mutual Fund Store had an existing compensation arrangement with its key executives for $5.8 million.  Fifty percent of the compensation payment, approximately $2.9 million, was paid upon the closing of the acquisition and is reflected in the purchase consideration transferred at closing. The remaining fifty percent of the compensation payment, approximately $2.9 million, required the executives to be employed with the Company for agreed-upon service periods and therefore is accounted for as post-combination compensation expense. Approximately $1.3 million was paid related to this compensation arrangement during the nine months ended September 30, 2017.

During the nine months ended September 30, 2016 and 2017, the Company paid approximately $1.8 million and $2.8 million, respectively, for previously-withheld consideration for franchises acquired by The Mutual Fund Store prior to February 1, 2016, as well as for previously-withheld consideration related to the acquisition of The Mutual Fund Store and acquisition of franchises in 2016.

Acquisition of Franchises

In April 2016, the Company completed the acquisition of seven franchises for a total aggregate cash consideration of $14.4 million, including $0.8 million of holdbacks reserved with respect to indemnification claims on behalf of the Company. In July and August 2016, the Company completed the acquisition of six franchises for a total aggregate cash consideration of $8.1 million, including $0.3 million of holdbacks. In October 2016, the Company completed the acquisition of eight franchises for a total aggregate cash consideration of $12.8 million, including $0.6 million of holdbacks. The purchase price accounting for the October 2016 franchise acquisitions was finalized during the three months ended March 31, 2017 with no adjustments to the preliminary allocation that had been disclosed as of December 31, 2016.

NOTE 4 — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents are comprised of cash held primarily in money market accounts. Cash and cash equivalents consist of the following:

	December 31,	September 30,
	2016	2017
	(In thousands)
Cash(1)	$84,169	$1,569
Money market fund	50,077	196,139
Total cash and cash equivalents	$134,246	$197,708

(1)	Effective August 2017, the Company implemented a sweep money market account which reduces most of its cash account balances to zero at the end of each business day.

NOTE 5 — Short-Term Investments

Short-term investments consisted of U.S. Treasury securities. In January 2016, the Company sold all short-term investments, totaling $39.9 million, and realized gains or losses, net of tax, were immaterial.

NOTE 6 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its investments in money market funds at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity. There have been no changes in the Company’s valuation techniques during the nine months ended September 30, 2017.  The money market funds are classified as Level 1.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of December 31, 2016				As of September 30, 2017
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
	(In thousands)
Assets:
Money Market Funds	$50,077	$50,077	$—	$—	$196,139	$196,139	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

Significant Customer Information

One customer accounted for 10% of accounts receivable as of September 30, 2017.  No customers accounted for 10% or more of accounts receivable as of December 31, 2016.  This same customer accounted for 11% of revenue for the three months ended September 30, 2017.  No customers accounted for 10% or more of revenue for the three months ended September 30, 2016 or the nine months ended September 30, 2016 or 2017.

NOTE 7 — Goodwill and Intangible Assets

There were no transactions or events that impacted goodwill during the nine months ended September 30, 2017. Accordingly, goodwill was $312.0 million at both December 31, 2016 and September 30, 2017.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Intangible assets as of December 31, 2016 and September 30, 2017 consisted of the following:

		December 31, 2016			September 30, 2017
		(In thousands)
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14 - 19	$164,338	$7,781	$156,557	$164,338	$14,451	$149,887
Franchise agreements and reacquired franchisee rights	<1 - 9	2,697	498	2,199	2,697	716	1,981
Favorable leases, net	6	140	22	118	140	40	100
Trademarks/Trade names	20	39,230	1,810	37,420	39,230	3,292	35,938
Internal use software	2 - 4	60,965	51,508	9,457	67,889	55,803	12,086
Total		$267,370	$61,619	$205,751	$274,294	$74,302	$199,992

Amortization expense related to intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(In thousands)
Customer relationships	$2,129	$2,224	$5,543	$6,671
Franchise agreements and reacquired franchisee rights	81	72	425	218
Favorable leases, net	6	6	16	18
Trademarks/Trade names	494	494	1,317	1,481
Internal use software(1)	1,302	1,493	3,836	4,295
Amortization expense	$4,012	$4,289	$11,137	$12,683

(1)

For the three and nine months ended September 30, 2016, internal use software amortization included approximately $0.1 million and $0.3 million of stock-based compensation expense, respectively, and for the three and nine months ended September 30, 2017, internal use software amortization included approximately $0.1 million and $0.4 million of stock-based compensation expense, respectively.

The following table presents the estimated future amortization of intangible assets as of September 30, 2017:

(In thousands)
Years ending December 31:
2017	$4,262
2018	16,230
2019	14,277
2020	13,394
2021	11,283
Thereafter	140,546
$199,992

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8 — Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation, as included in the Unaudited Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016(1)	2017	2016	2017
	(In thousands)
Stock-based compensation:
Cost of revenue	$2,111	$2,656	$5,606	$7,606
Research and development	1,762	1,967	4,342	5,636
Sales and marketing	2,696	2,793	7,265	6,441
General and administrative	2,871	1,454	6,751	6,524
Amortization of internal use software, included in amortization of intangible assets	140	146	343	410
Total stock-based compensation	$9,580	$9,016	$24,307	$26,617

(1)

The amounts in the above table for the three and nine months ended September 30, 2016, have been adjusted to reflect the appropriate amounts of stock-based compensation recognized for each of the financial statement captions.  There was no impact to the total amount of stock-based compensation recognized for the period.

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

Cash Dividends

On October 31, 2017, the Board of Directors declared a quarterly dividend of $0.07 per share to be paid on January 5, 2018 to record-holders as of December 14, 2017. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of September 30, 2017, the Company had a dividend payable balance of $4.4 million, which was paid to stockholders in October 2017.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$7,147	$15,419	$19,519	$40,396

Denominator (basic):
Net weighted average common shares outstanding	61,838	63,181	60,608	62,877

Denominator (diluted):
Weighted average common shares outstanding	61,838	63,181	60,608	62,877
Dilutive stock options outstanding	547	655	583	934
Dilutive unvested restricted stock units	601	786	453	831
Dilutive unvested performance stock units	15	20	13	18
Net weighted average common shares outstanding	63,001	64,642	61,657	64,660

Net income per share attributable to holders of common stock:
Basic	$0.12	$0.24	$0.32	$0.64
Diluted	$0.11	$0.24	$0.32	$0.62

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
	(In thousands)
Stock options outstanding	4,441	2,098	3,863	1,570
Restricted stock units outstanding	4	74	94	82
Total anti-dilutive common equivalent shares	4,445	2,172	3,957	1,652

NOTE 10 — Income Taxes

The Company recorded an income tax provision of $4.4 million and $10.0 million for the three months ended September 30, 2016 and 2017, resulting in an effective tax rate of 38% and 39%, respectively. During the three months ended September 30, 2017, the Company’s effective tax rate was higher due primarily to the income tax effects of stock award cancellations.

The Company recorded an income tax provision of $14.0 million and $21.5 million for the nine months ended September 30, 2016 and 2017, respectively, resulting in an effective tax rate of 42% and 35%, respectively. During the nine months ended September 30, 2016, the Company’s effective tax rate was higher due primarily to non-deductible expenditures incurred in connection with acquisition activity.

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

On January 1, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires excess tax benefits and deficiencies to be a component of income tax expense, and has increased volatility within the Company's provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the stock price at the date the awards vest.  As a result, the Company's income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. For the three months ended September 30, 2017, the net excess tax expense from stock options increased the effective tax rate by 1% and for the nine months ended September 30, 2017, the excess benefits from stock options decreased the effective tax rate by 4%.

NOTE 11— Commitments and Contingencies

Service Level Agreements

The Company includes service level agreements with its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would have less than a $1.0 million impact on the Company’s annual operating results.

Self-Insurance

The Company provides self-insured medical benefits for employees based upon their coverage elections. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $100,000 and when cumulative medical claims exceed 120% of expected claims for the plan year. The Company records estimates of the total costs of claims incurred based on an analysis of historical data. The liability for self-insured medical claims is included within accrued compensation and benefits in the Company’s Unaudited Condensed Consolidated Balance sheet and was $0.5 million as of September 30, 2017.

Purchase Obligations

In September 2017, the Company entered into a non-cancellable, long-term contract for software and data services with future minimum payments of $7.7 million through January 2023.

NOTE 12— Subsequent Events

On October 24, 2017, the Board of Directors approved a stock repurchase program of up to $60 million of the Company’s common stock over the next twelve months. Any share repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, and may or may not be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and amount of any shares repurchased will depend on a variety of factors, including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of The NASDAQ Stock Market), any additional constraints related to material inside information the Company may possess, and capital availability. The Company has no commitment to make any repurchases. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “goal,” “intend,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate, including those associated with our professional management revenue, AUM, client fees, and related industry pricing trends; the capabilities, benefits and effectiveness of our services; our strategy, including our pricing strategies; our plans for future services, enhancements of existing services and our growth;  the effect of the integration of the acquisition of The Mutual Fund Store on our business, financial condition and operating results, including our revenue and expenses; the impact of our commitments of our obligations under our service level agreements with customers; our expectations regarding our expenses and revenue; our headcount; our effective tax rate, our deferred tax assets, our anticipated cash needs and uses of cash; the amount and timing of our expected cash expenditures associated with capital improvements to our advisor centers; our estimates regarding our capital requirements and our needs for additional financing; factors which may impact our professional management operating metrics; the utility of these metrics, including our belief that DC AUC and eligible prospective clients are useful indicators of potential DC AUM and clients available for enrollment into our Professional Management service; factors which may impact AUM, including market performance, enrollment, and cancellation rates; estimated cash incentive compensation payments, including the amounts and timing thereof, expectations regarding cash payments for tax withholding, including the amounts and timing thereof,  our exposure to market risk, including our expectations regarding the percentage of revenue derived from fees based on the market value of AUM increasing over time and the impact our fee calculation methodologies, our ability to retain and attract customers; our regulatory environment;  our expectations regarding the amounts, timing and frequency of any payment of dividends; our expectations for granting equity awards, and the potential financial and accounting impact related thereto; impact of our accounting policies including the anticipated effects of adopting accounting standards updates; benefit of non-GAAP financial measures; the stock repurchase program; our disclosure controls and procedures; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

The trends associated with our professional management revenue are driven primarily by trends related to our AUM, as well as the trends related to client fees. The factors primarily affecting our AUM include our ability to enroll and retain clients in our discretionary portfolio management services, to retain existing and to sign new contracts with sponsors, providers and custodians, the level of employee, employer and individual investor contributions, and market performance. The factors primarily affecting our client fees include the value of services provided and related industry pricing trends.  In addition, there are other factors that have varying impact and applicability from period to period, including fee reductions based upon individual account balances or achieving plan enrollment thresholds, contract modifications, the timing of promotional and communication techniques, and the net effect of sponsor conversions between advisory and subadvisory status. In order to encourage utilization of our Professional Management service, we use a variety of promotional and communication techniques, some of which can potentially impact the amount of revenue recognized, the timing of revenue recognition or both. Historically, we have seen a general preference from workplace plan sponsors to commence campaigns in the second and third quarters of the year and we expect this trend to continue. We would generally expect our professional management revenue to continue to increase as a percentage of overall revenue, which will cause our revenue to become increasingly more sensitive to market performance.

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

As of September 30, 2017, we had approximately $160.2 billion of AUM, which includes $148.1 billion of DC AUM and $12.1 billion of IRA and taxable account AUM, associated with approximately 1,040,000 total clients.

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

As of September 30, 2017, we had approximately $1.18 trillion of DC AUC and 9.8 million eligible prospective clients in DC plans for which the professional management service is available.

As of September 30, 2017, approximately 10.2% of DC eligible prospective clients were enrolled as clients and 12.5% of DC AUC was enrolled as DC AUM.

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

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q4'16	Q1'17	Q2'17	Q3'17
	(In billions)
AUM, beginning of period	$134.4	$138.0	$144.4	$151.8
New assets - new clients	5.9	3.4	5.3	5.4
New assets - existing clients(1)	2.1	2.4	2.4	2.5
Asset cancellations -voluntary	(2.3)	(2.1)	(1.6)	(1.6)
Asset cancellations - involuntary(2)	(2.1)	(2.7)	(3.3)	(1.9)
Assets withdrawn - existing clients	(0.2)	(0.2)	(0.1)	(0.2)
Net new assets	3.4	0.8	2.7	4.2
Market movement and other	0.2	5.6	4.7	4.2
AUM, end of period	$138.0	$144.4	$151.8	$160.2

(1)

For Q4’16, Q1’17, Q2’17 and Q3’17, we estimate employer and employee DC plan contributions to be $1.9 billion, $2.1 billion, $2.2 billion and $2.2 billion, respectively. For the last four quarters, the weekly client files contained annual contribution rates, employer matching and salary levels for a subset of our total DC clients, representing approximately 89%-92% of our DC clients. Effective Q1’17, we have changed the basis of this estimate from AUM to clients, as this provides a more accurate estimate. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM.

(2)

Involuntary client cancellations due to the effective date of a plan sponsor cancellation occurring between October 1, 2017 and October 31, 2017 would cause the total AUM that was reported as of September 30, 2017 to be reduced by 0.3%.

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

As of September 30, 2017, the approximate aggregate style exposure of the accounts we managed was as follows:

Domestic equity	45%
International equity	29%
Bonds	23%
Cash and uncategorized assets(1)	3%
Total	100%

1)	Uncategorized assets may include CDs, options, warrants and other vehicles not currently categorized.

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

Platform Revenue

We derive platform revenue from recurring, subscription-based fees for access to our services, including Online Advice, education and guidance, and to a lesser extent, from setup fees. Online Advice is a non-discretionary, Internet-based investment advisory service, which includes personalized online savings and investment advice, and retirement income projections for clients who want to manage their retirement themselves. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the DC plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity. Setup fees are recognized ratably over seven years and are immaterial for the periods presented.

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

In connection with these acquisitions, we incurred approximately $3.5 million and $14.0 million of acquisition-related expenses that were charged to expense for the three and nine months ended September 30, 2016, respectively, and approximately $1.0 million and $4.9 million of acquisition-related expenses that were charged to expense for the three and nine months ended September 30, 2017, respectively.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2017, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Developments

On October 24, 2017, our Board approved a stock repurchase program of up to $60 million of our common stock over the next twelve months. Any share repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, and may or may not be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and amount of any shares repurchased will depend on a variety of factors, including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of The NASDAQ Stock Market), any additional constraints related to material inside information we may possess, and capital availability. We have no commitment to make any repurchases. The stock repurchase program may be modified, extended or terminated by our Board at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended September 30, 2016 and 2017

	Three Months Ended September 30,		Three Months Ended September 30,		Increase (Decrease)
	2016	2017	2016	2017	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	91%	93%	$102,641	$114,088	$11,447	11%
Platform	6	6	7,035	6,528	(507)	(7)
Other	3	1	2,748	1,631	(1,117)	(41)
Total revenue	100	100	112,424	122,247	9,823	9
Costs and expenses:
Cost of revenue	45	44	50,230	53,253	3,023	6
Research and development	9	9	9,599	10,771	1,172	12
Sales and marketing	19	16	21,743	19,933	(1,810)	(8)
General and administrative	10	7	11,189	8,941	(2,248)	(20)
Amortization of intangible assets, including internal use software	3	3	4,012	4,289	277	7
Loss on reacquired franchisee rights	4	-	4,092	—	(4,092)	(100)
Total costs and expenses	90	79	100,865	97,187	(3,678)	(4)
Income from operations	10	21	11,559	25,060	13,501	117
Interest income, net	—	—	149	351	202	136
Other income (expense), net	—	—	(185)	(29)	156	(84)
Income before income taxes	10	21	11,523	25,382	13,859	120
Income tax expense	4	8	4,376	9,963	5,587	128
Net and comprehensive income	6%	13%	$7,147	$15,419	$8,272	116%

Revenue

Total revenue increased $9.8 million, or 9%, from $112.4 million for the three months ended September 30, 2016 to $122.2 million for the three months ended September 30, 2017. This increase was due primarily to growth in professional management revenue of $11.4 million for the three months ended September 30, 2017, partially offset by a decrease of $1.1 million and $0.5 million, respectively, in other and platform revenue. Professional management revenue and platform revenue comprised 91% and 6%, respectively, of total revenue for the three months ended September 30, 2016, and 93% and 6%, respectively, of total revenue for the three months ended September 30, 2017.

Professional Management Revenue

Professional management revenue increased $11.4 million, or 11%, from $102.6 million for the three months ended September 30, 2016 to $114.1 million for the three months ended September 30, 2017. This increase in professional management revenue was due primarily to an increase in the estimated average AUM used to calculate fees from $131.1 billion for the three months ended September 30, 2016 to $156.1 billion for the three months ended September 30, 2017, which was driven primarily by new assets from new and existing clients and market performance, partially offset by cancellations and withdrawals. The increase in professional management revenue was also driven by franchise acquisitions in 2016, as we now receive all of the advisory fees rather than a royalty percentage. In addition, there was a decrease in average fees due primarily to fee reductions based upon individual account balances or achieving plan enrollment thresholds, as well as contract modifications.

For the year ending December 31, 2018, we expect continued growth in both professional management AUM and revenue. However, we expect that professional management revenue growth will be negatively impacted by industry-wide fee compression, and the resulting contract modifications and pricing strategies intended to ensure continued market opportunities.

Platform Revenue

Platform revenue decreased $0.5 million, or 7%, from $7.0 million for the three months ended September 30, 2016 to $6.5 million for the three months ended September 30, 2017. This decrease was due primarily to a small number of sponsor terminations, as well as platform fee reductions resulting from a small number of sponsors converting to a subadvisory plan provider or adding new services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue decreased $1.1 million, or 41%, from $2.7 million for the three months ended September 30, 2016 to $1.6 million for the three months ended September 30, 2017. This decrease was due primarily to a contract change which eliminated account servicing fees as of January 1, 2017, as well as the elimination of franchise royalty revenue after we acquired all franchises as of October 2016, partially offset by an increase in reimbursable printed fulfillment materials from some subadvisory relationships.

Costs and Expenses

Costs and expenses decreased $3.7 million, or 4%, from $100.9 million for the three months ended September 30, 2016 to $97.2 million for the three months ended September 30, 2017. Cost of revenue increased $3.0 million, research and development expense increased $1.2 million, sales and marketing expense decreased $1.8 million, general and administrative expense decreased $2.2 million, amortization of intangible assets increased $0.3 million and loss on reacquired franchisee rights decreased $4.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

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

Cost of Revenue

Cost of revenue increased $3.0 million, or 6%, from $50.2 million for the three months ended September 30, 2016 to $53.3 million for the three months ended September 30, 2017. There was a $1.9 million increase in employee-related expenses, including wages, a $0.4 million increase in cash incentive compensation expense and a $0.4 million increase non-cash stock-based compensation for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to growth in headcount. Variable cash compensation expense related to ongoing asset servicing activities by advisor center advisors resulted in an increase of $0.5 million.  Due to higher campaign volume during the three months ended September 30, 2017, subadvisory participant marketing materials increased $0.3 million and there was a $0.3 million increase in facilities–related overhead expenses, including rent and depreciation. These increases were partially offset by a $0.5 million decrease in data connectivity fees due primarily to contract modifications and sponsor conversions between advisory and subadvisory status, and a $0.3 million decrease in non-capitalized equipment-related expenses. As a percentage of revenue, cost of revenue decreased from 45% for the three months ended September 30, 2016 to 44% for the three months ended September 30, 2017. The decrease as a percentage of revenue was due primarily to decreases in data connectivity fees, partially offset by an increase in employee-related expenses, including wages.

Research and Development

Research and development expense increased $1.2 million, or 12%, from $9.6 million for the three months ended September 30, 2016 to $10.8 million for the three months ended September 30, 2017. There was a $0.8 million increase in employee-related expense, including wages, and a $0.3 million increase in cash incentive compensation due primarily to annual compensation increases and growth in headcount, as well as a $0.3 million increase in non-cash stock-based compensation expense for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. There was a $0.4 million increase in other expenses, including consulting and allocated facilities–related overhead expenses. These increases were partially offset by a $0.6 million increase in the amount of internal use software capitalized, due primarily to increased labor rates and the number of hours dedicated to internal use software projects. As a percentage of revenue, research and development expense remained constant at 9% for the three months ended September 30, 2016 and 2017.

Sales and Marketing

Sales and marketing expense decreased $1.8 million, or 8%, from $21.7 million for the three months ended September 30, 2016 to $19.9 million for the three months ended September 30, 2017. There was as a $1.4 million decrease in consulting expense due primarily to outside marketing services related mainly to branding integration incurred for the three months ended September 30, 2016, as well as an acquisition-related consulting contract which terminated in the three months ended March 31, 2017.  In addition, there was a $0.6 million decrease in marketing programs expense, due primarily to an increase in the amounts received for support of marketing and client acquisition efforts, partially offset by an increase in marketing programs expense, including radio and digital advertising. There was also a $0.3 million decrease in printed marketing materials expense due to a decrease in the amortization of direct response advertising, as well as moving more towards electronic delivery, and a $0.2 million decrease in other expenses. These decreases were partially offset by a $0.4 million increase in employee-related expenses, including wages, and a $0.3 million increase in cash incentive compensation expense due primarily to the growth in headcount and annual compensation. As a percentage of revenue, sales and marketing expense decreased from 19% for the three months ended September 30, 2016 to 16% for the three months ended September 30, 2017. The decrease as a percentage of revenue was due primarily to a decrease in consulting expenses and marketing programs.

We expect direct response advertising costs currently capitalized and amortized for certain printed materials associated with new customer solicitations to be expensed as incurred after adoption of Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, on January 1, 2018. Adoption may also impact both the amount of commissions capitalized, as well as the length of time over which commissions are amortized.

General and Administrative

General and administrative expense decreased $2.2 million, or 20%, from $11.2 million for the three months ended September 30, 2016 to $8.9 million for the three months ended September 30, 2017. There was a $1.4 million decrease in non-cash stock-based compensation expense due to employee terminations, including one executive termination, in the three months ended September 30, 2017, as well as a $0.3 million decrease in cash incentive compensation for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. There was also a $0.7 million decrease inprofessional services fees due to acquisition-related consulting expenses incurred in the three months ended September 30, 2016 and a $0.2 million decrease in other expenses. These decreases were partially offset by a $0.4 million increase in allocated facilities–related overhead expenses, including rent and depreciation. As a percentage of revenue, general and administrative expense decreased from 10% for the three months ended September 30, 2016 to 7% for the three months ended September 30, 2017. The decrease as a percentage of revenue was due primarily to the decrease in non-cash stock-based compensation, and professional services expenses.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.3 million, or 7%, from  $4.0 million for the three months ended September 30, 2016 to $4.3 million for the three months ended September 30, 2017.

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

Income Taxes

Income tax expense increased from $4.4 million for the three months ended September 30, 2016 to $10.0 million for the three months ended September 30, 2017. Our effective tax rate increased from 38% for the three months ended September 30, 2016 to 39% for the three months ended September 30, 2017. During the three months ended September 30, 2017, our effective tax rate was higher due primarily to the income tax effects of stock award cancellations.

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

As of September 30, 2017, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and our State of California deferred tax assets in future periods. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.

Comparison of Nine Months Ended September 30, 2016 and 2017

	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase (Decrease)
	2016	2017	2016	2017	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	91%	93%	$281,518	$331,488	$49,970	18%
Platform	7	6	21,306	20,206	(1,100)	(5)
Other	2	1	7,891	3,122	(4,769)	(60)
Total revenue	100	100	310,715	354,816	44,101	14
Costs and expenses:
Cost of revenue	44	45	136,101	158,064	21,963	16
Research and development	9	9	27,833	32,458	4,625	17
Sales and marketing	20	17	61,892	60,437	(1,455)	(2)
General and administrative	11	8	35,598	29,701	(5,897)	(17)
Amortization of intangible assets, including internal use software	4	4	11,137	12,683	1,546	14
Loss on reacquired franchisee rights	1	-	4,092	—	(4,092)	(100)
Total costs and expenses	89	83	276,653	293,343	16,690	6
Income from operations	11	17	34,062	61,473	27,411	80
Interest income, net	—	—	133	614	481	362
Other income (expense), net	—	—	(645)	(201)	444	(69)
Income before income taxes	11	17	33,550	61,886	28,336	84
Income tax expense	5	6	14,031	21,490	7,459	53
Net and comprehensive income	6%	11%	$19,519	$40,396	$20,877	107%

Revenue

Total revenue increased $44.1 million, or 14%, from $310.7 million for the nine months ended September 30, 2016 to $354.8 million for the nine months ended September 30, 2017, which included one additional month of revenue from 2016 acquisitions compared to the nine months ended September 30, 2016. This increase was due primarily to growth in professional management revenue of $50.0 million for the nine months ended September 30, 2017, partially offset by a decrease of $4.8 million and $1.1 million, respectively, in other and platform revenue. Professional management revenue and platform revenue comprised and 91% and 7%, respectively, of total revenue for the nine months ended September 30, 2016 and 93% and 6%, respectively, of total revenue for the nine months ended September 30, 2017.

Professional Management Revenue

Professional management revenue increased $50.0 million, or 18%, from $281.5 million for the nine months ended September 30, 2016 to $331.5 million for the nine months ended September 30, 2017, which includes one additional month of professional management revenue from 2016 acquisitions. This increase was due primarily to an increase in the estimated average AUM used to calculate fees from $123.6 billion for the nine months ended September 30, 2016 to $151.4 billion for the nine months ended September 30, 2017, driven primarily by new assets from new and existing clients and market performance, partially offset by cancellations and withdrawals. The increase in professional management revenue was also driven by franchise acquisitions in 2016, as we now receive all of the advisory fees rather than a royalty percentage. In addition, there was a decrease in average fees due primarily to fee reductions based upon individual account balances or achieving plan enrollment thresholds, as well as contract modifications.

Platform Revenue

Platform revenue decreased $1.1 million, or 5%, from $21.3 million for the nine months ended September 30, 2016 to $20.2 million for the nine months ended September 30, 2017. This decrease was due primarily to a small number of sponsor terminations, as well as platform fee reductions resulting from a small number of sponsors converting to a subadvisory plan provider or adding new services. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors.

Other Revenue

Other revenue decreased $4.8 million, or 60%, from $7.9 million for the nine months ended September 30, 2016 to $3.1 million for the nine months ended September 30, 2017. This decrease was due primarily to a contract change which eliminated account servicing fees as of January 1, 2017, as well as the elimination of franchise royalty revenue after we acquired all franchises as of October 2016, partially offset by an increase in reimbursable printed fulfillment materials from some subadvisory relationships.

Costs and Expenses

Costs and expenses increased $16.7 million, or 6%, from $276.7 million for the nine months ended September 30, 2016 to $293.3 million for the nine months ended September 30, 2017, which included one additional month of operating expenses related to 2016 acquisitions. Cost of revenue increased $22.0 million, research and development expense increased $4.6 million, sales and marketing expense decreased $1.5 million, general and administrative expense decreased $5.9 million, amortization of intangible assets increased $1.5 million and loss on reacquired franchisee rights decreased $4.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Across all functional areas, employee-related expenses such as wages and cash incentive compensation expense increased due primarily to headcount growth and annual compensation increases. Non-cash stock-based compensation also increased due primarily to awards granted within the last year, partially offset by forfeitures.

Cost of Revenue

Cost of revenue increased $22.0 million, or 16%, from $136.1 million for the nine months ended September 30, 2016 to $158.1 million for the nine months ended September 30, 2017. There was a $8.9 million increase in employee-related expenses, including wages, a $2.0 million increase in cash incentive compensation expense and a $1.8 million increase non-cash stock-based compensation for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to growth in headcount. Variable cash compensation expense related to ongoing asset servicing activities by advisor center advisors resulted in an increase of $2.7 million. There was a $5.0 million increase in data connectivity fees due primarily to an increase in professional management revenue. In addition, facilities–related overhead expenses, including rent and depreciation, increased by $2.1 million, due primarily to increased facilities expenses, as well as increased allocation based on headcount, and other expenses increased $0.3 million. These increases were partially offset by a $0.5 million decrease in printed client and subadvisory marketing materials costs as we move more towards electronic delivery, as well as a $0.4 million decrease in non-capitalized equipment-related expenses. As a percentage of revenue, cost of revenue increased from 44% for the nine months ended September 30, 2016 to 45% for the nine months ended September 30, 2017. The increase as a percentage of revenue was due primarily to employee-related expenses, including wages, increasing at a faster rate than revenue, partially offset by data connectivity fees growing at a slower rate than revenue.

Research and Development

Research and development expense increased $4.6 million, or 17%, from $27.8 million for the nine months ended September 30, 2016 to $32.5 million for the nine months ended September 30, 2017. There was a $2.3 million increase in employee-related expense, including wages, and a $0.9 million increase in cash incentive compensation due primarily to annual compensation increases and headcount growth, as well as a $1.4 million increase in non-cash stock-based compensation expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. There was a $0.4 million increase in consulting expense due to an increase in temporary labor.  There was also a $0.3 million increase in facilities–related overhead expenses, including rent and depreciation, as well as a $0.4 million increase in other expenses, including non-capitalized equipment-related expense. These increases were partially offset by a $1.1 million increase in the amount of internal use software capitalized, due primarily to increased labor rates and the number of hours dedicated to internal use software projects.  As a percentage of revenue, research and development expense remained constant at 9% for the nine months ended September 30, 2016 and 2017.

Sales and Marketing

Sales and marketing expense decreased $1.5 million, or 2%, from $61.9 million for the nine months ended September 30, 2016 to $60.4 million for the nine months ended September 30, 2017. There was as a $2.3 million decrease in consulting expense due primarily to outside marketing services related mainly to brand and pricing evaluations incurred for the nine months ended September 30, 2016, as well as an acquisition-related consulting contract which terminated in the three months ended March 31, 2017.  In addition, there was also a $1.0 million decrease in printed marketing materials expense due to moving more towards electronic delivery. There was a $0.8 million decrease in marketing programs expense, due primarily to an increase in the amounts received for support of marketing and client acquisition efforts, partially offset by an increase in marketing programs expense, including radio and digital advertising. Other decreases included a $0.9 million decrease in non-cash stock-based compensation due to employee terminations, a $0.4 million decrease in facilities–related overhead expenses, including rent and depreciation, and a $0.4 million decrease in commissions expenses. These decreases were partially offset by a $1.7 million increase in employee-related expenses, including wages, and a $1.6 million increase in cash incentive compensation expense due primarily to the growth in headcount and annual compensation.  There was also an increase of $0.6 million in non-capitalized equipment-related expenses, a $0.3 million increase in travel expenses and a $0.1 million increase in other expenses. As a percentage of revenue, sales and marketing expense decreased from 20% for the nine months ended September 30, 2016 to 17% for the nine months ended September 30, 2017. The decrease as a percentage of revenue was due primarily to a decrease in consulting expenses, marketing programs expenses, printed marketing materials expenses, and non-cash stock-based compensation expense.

General and Administrative

General and administrative expense decreased $5.9 million, or 17%, from $35.6 million for the nine months ended September 30, 2016 to $29.7 million for the nine months ended September 30, 2017. There was a $5.8 million decrease in consulting and professional services fees due primarily to acquisition-related expenses incurred in the nine months ended September 30, 2016.  There was also a $0.3 million decrease in cash incentive compensation, as well as a $0.2 million decrease in non-cash stock-based compensation expense due to employee terminations, including one executive termination. In addition, there was a $0.4 million decrease in travel expenses, a $0.3 million decrease in non-capitalized equipment-related expense and a $0.3 million decrease in operations expenses. These decreases were partially offset by a $1.1 million increase in allocated facilities–related overhead expenses, including rent and depreciation, a $0.2 million increase in employee-related expenses, including wages, and a $0.1 million increase in other expenses. As a percentage of revenue, general and administrative expense decreased from 11% for the nine months ended September 30, 2016 to 8% for the nine months ended September 30, 2017. The decrease as a percentage of revenue was due primarily to the decrease in consulting and professional services expenses.

Amortization of Intangible Assets

Amortization of intangible assets increased $1.5 million, or 14%, from $11.1 million for the nine months ended September 30, 2016 to $12.7 million for the nine months ended September 30, 2017, due primarily to one additional month of amortization related to acquisitions closed in 2016 for the nine months ended September 30, 2017, as well as the addition of amortization of customer relationships, trademarks and trade names associated with franchise acquisition activity.

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

Income Taxes

Income tax expense increased from $14.0 million for the nine months ended September 30, 2016 to $21.5 million for the nine months ended September 30, 2017. Our effective tax rate decreased from 42% for the nine months ended September 30, 2016 to 35% for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company’s effective tax rate was higher due primarily to non-deductible expenditures incurred in connection with acquisition activity.

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

The table below sets forth a reconciliation of GAAP net income to non-GAAP adjusted EBITDA based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP adjusted EBITDA	2016	2017	2016	2017
	(In thousands, unaudited)
GAAP net income	$7,147	$15,419	$19,519	$40,396
Interest income, net	(149)	(351)	(133)	(614)
Income tax expense	4,376	9,963	14,031	21,490
Depreciation and amortization	2,363	2,110	6,670	6,312
Amortization of intangible assets (excluding internal use software)	2,710	2,795	7,301	8,388
Amortization of internal use software	1,187	1,348	3,518	3,885
Amortization and impairment of direct response advertising	1,122	877	3,547	2,828
Amortization of deferred sales commissions	413	230	1,244	805
Non-GAAP EBITDA	19,169	32,391	55,697	83,490
Stock-based compensation	9,580	9,015	24,307	26,617
Acquisition-related expenses	3,484	967	13,958	4,877
Loss on reacquired franchisee rights	4,092	—	4,092	—
Non-GAAP adjusted EBITDA	$36,325	$42,373	$98,054	$114,984

We expect direct response advertising costs currently capitalized and amortized for certain printed materials associated with new customer solicitations to be expensed as incurred after adoption of Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, on January 1, 2018, and therefore amortization and impairment of direct response advertising will no longer appear as a reconciling item for non-GAAP adjusted EBITDA. Adoption may also impact both the amount of commissions capitalized, as well as the length of time over which commissions are amortized.

The table below sets forth a reconciliation of net income to non-GAAP adjusted net income based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP adjusted net income	2016	2017	2016	2017
	(In thousands, unaudited)
GAAP net income	$7,147	$15,419	$19,519	$40,396
Stock-based compensation	9,580	9,015	24,307	26,617
Amortization of intangible assets (excluding internal use software)	2,710	2,795	7,301	8,388
Acquisition-related expenses	3,484	967	13,958	4,877
Loss on reacquired franchisee rights	4,092	—	4,092	—
Income tax expense from non-deductible transaction expenses(1)	—	—	1,162	—
Tax-effect of adjustments(2)	(7,588)	(4,881)	(18,969)	(15,235)
Non-GAAP adjusted net income	$19,425	$23,315	$51,370	$65,043

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

The table below sets forth a reconciliation of diluted earnings per share to non-GAAP adjusted earnings per share based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP adjusted earnings per share	2016	2017	2016	2017
	(In thousands, except per share data, unaudited)
GAAP diluted earnings per share	$0.11	$0.24	$0.32	$0.62
Stock-based compensation	0.15	0.14	0.39	0.41
Amortization of intangible assets (excluding internal use software)	0.04	0.04	0.12	0.13
Acquisition-related expenses	0.06	0.02	0.22	0.08
Loss on reacquired franchisee rights	0.07	—	0.07	—
Income tax expense from non-deductible transaction expenses(1)	—	—	0.02	—
Tax-effect of adjustments(2)	(0.12)	(0.08)	(0.31)	(0.23)
Non-GAAP adjusted earnings per share	$0.31	$0.36	$0.83	$1.01
Shares of common stock outstanding	61,838	63,181	60,608	62,877
Dilutive stock options, RSUs and PSUs	1,163	1,461	1,049	1,783
Non-GAAP adjusted common shares outstanding	63,001	64,642	61,657	64,660

(1)	This amount represents estimated additional income tax expense incurred in the period for non-deductible transaction expenses related to acquisition activity.
(2)	An estimated statutory tax rate of 38.2% has been applied to eliminate the tax-effect for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparison of the three and nine months ended September 30, 2016 and 2017 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2017, we had total cash and cash equivalents of $197.7 million, compared to $134.2 million of cash and cash equivalents as of December 31, 2016. Since February 1, 2016, we have used approximately $274.6 million of cash related to acquisitions, net of cash received and including holdbacks reserved with respect to indemnification claims. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash and cash equivalents, and cash generated from ongoing operations. We plan to use existing cash and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures, dividend payments, a stock repurchase program, and possible future acquisitions.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2016	2017
	(In thousands)
Net cash provided by operating activities	$58,901	$74,420
Net cash used in investing activities	(233,274)	(11,787)
Net cash (used in) provided by financing activities	(12,037)	829
Net (decrease) increase in cash and cash equivalents	$(186,410)	$63,462
Cash and cash equivalents, end of period	$118,806	$197,708

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2017 of $74.4 million was the result of net income of $40.4 million and adjustments for non-cash expenses of $67.4 million, primarily related to non-cash stock-based compensation expense, deferred tax assets, amortization of intangible assets, depreciation, and amortization and impairment of direct response advertising. In addition, there was a decrease in cash related to changes in operating assets and liabilities of $33.4 million. This decrease in cash related to operating assets and liabilities was due primarily to an increase in accounts receivable as revenue increased, a decrease in accounts payable primarily related to a decrease in provider payables, and a decrease in accrued compensation as a result of the 2016 cash incentive program payments.

We incurred cash payments totaling $3.9 million during the nine months ending September 30, 2017 associated with a change to our paid time off program for exempt employees effective January 1, 2017.

In September 2017, we entered into a non-cancellable, long-term contract for software and data services with future minimum payments of $7.7 million through January 2023.

As a result of retrospectively presenting ASU 2016-09, the excess tax benefit associated with non-cash stock-based compensation for the nine months ended September 30, 2016 is now presented within operating activities. Net cash provided by operating activities for the nine months ended September 30, 2016 was the result of net income of $19.5 million and adjustments for non-cash expenses of $51.7 million, primarily related to non-cash stock-based compensation expense, amortization of intangible assets, depreciation, deferred tax assets, and amortization and impairment of direct response advertising. In addition, there was a decrease in cash related to changes in operating assets and liabilities of $12.3 million. This decrease in cash related to operating assets and liabilities was due primarily to an increase in accounts receivable as revenue increased, an increase in capitalized direct-response advertising costs, an increase in prepaid expenses and other assets due primarily to acquisition activity, a decrease in accrued compensation as a result of the 2015 cash incentive program payments, partially offset by an increase in deferred rent due primarily to the new Overland Park, Kansas facility.

Investing Activities

Net cash used in investing activities was $233.3 million for the nine months ended September 30, 2016 compared to $11.8 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, the purchase of property and equipment increased $0.1 million, as we spent $5.5 million for the nine months ended September 30, 2016 related to capital expenditures, which included capital equipment purchases related to the build out of the new Overland Park, Kansas facility, compared to $5.6 million during the nine months ended September 30, 2017. For the nine months ended September 30, 2017, the capitalization of internal use software increased $0.9 million from $5.3 million for the nine months ended September 30, 2016 to $6.2 million for the nine months ended September 30, 2017. Cash provided by the sale of all remaining short-term investments was $39.9 million for the nine months ended September 30, 2016. All short-term investments were sold as of January 2016.

On February 1, 2016, we completed the acquisition of The Mutual Fund Store for approximately $241.0 million in cash consideration, net of $5.0 million cash acquired, and approximately $267 million in common stock consideration. In April 2016, we completed the acquisition of seven franchises for a total aggregate cash consideration of $14.4 million, including $0.8 million of holdbacks reserved with respect to indemnification claims. In July and August 2016, we completed the acquisition of six franchises for a total aggregate cash consideration of $8.1 million, including $0.3 million of holdbacks reserved with respect to indemnification claims.

We expect to incur cash expenditures of approximately $4.0 million associated with capital improvements to our advisor centers during the fourth quarter of 2017.

Financing Activities

Net cash used in financing activities was $12.0 million for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $0.8 million for the nine months ended September 30, 2017. As a result of retrospectively adopting ASU 2016-09 to present the excess tax benefit associated with non-cash stock-based compensation as operating activities, net cash used by financing activities for the nine months ended September 30, 2016 was adjusted by $9.6 million, from $2.4 million net cash used to $12.0 million net cash used in financing activities. For the nine months ended September 30, 2016, we received $3.4 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $20.7 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we paid $2.8 million primarily for previously-withheld consideration for franchises acquired by The Mutual Fund Store prior to February 1, 2016, as well as previously-withheld consideration for acquisition of The Mutual Fund Store and the acquisition of franchises in 2016.

For the nine months ended September 30, 2016, we incurred cash dividend payments totaling $12.9 million compared to cash dividend payments totaling $13.2 million for the nine months ended September 30, 2017. In October 2017, we incurred a subsequent payment of $4.4 million relating to dividends payable as of September 30, 2017. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting dates. For the nine months ended September 30, 2016, we incurred $0.7 million of cash payments related to minimum tax withholding obligations compared to $3.8 million for the nine months ended September 30, 2017.  Based on the fair value of our common stock as of September 30, 2017 of $34.75 and assuming a 40% tax rate, the estimated minimum tax withholding obligations would be approximately $2.6 million for the period October 1, 2017 to December 31, 2017, which may be reduced by forfeitures. We anticipate these cash payments to occur throughout each year with the largest amounts typically occurring in the first and fourth quarters, and with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

On October 24, 2017, our Board of Directors approved a stock repurchase program of up to $60 million of our common stock over the next twelve months. The stock repurchase program may be modified, extended or terminated by our Board at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital. See “— Recent Developments.”

Contractual Obligations

In September 2017, we entered into a non-cancellable, long-term contract for software and data services with future minimum payments of $7.7 million through January 2023.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, the FASB also issued a series of amendments to the new revenue standard. These ASUs, which are required to be adopted together, will replace most existing revenue recognition guidance in GAAP. We will adopt these ASUs on January 1, 2018 and expect to use the retrospective effect transition method.

Currently, we are in the process of reviewing our historical contracts to quantify the impact that the adoption of these standards will have on the identification of and accounting for performance obligations, and on the recognition of costs related to obtaining customer contracts. We do not anticipate the adoption of these ASUs to have a material impact on revenue recognition.  We anticipate the adoption of these ASUs will primarily impact certain costs we incur to obtain sales contracts from our customers. For example, there are direct response advertising costs that we currently capitalize and amortize for certain printed materials associated with new customer solicitations. Under the new guidance, we expect these costs to be expensed as incurred. In addition, we anticipate these ASUs may potentially impact both the amount of commissions capitalized, as well as the length of time over which commissions are amortized. We also expect the new guidance will require additional disclosures. We continue to evaluate the impact the update will have on our consolidated financial statements and related disclosures.

On February 25, 2016, FASB issued ASU No. ASU 2016-02, Leases, which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the balance sheet. The ASU also requires additional disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Adoption of the standard will require a modified retrospective approach. We plan to adopt this ASU on January 1, 2019 and are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

On August 26, 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies and provides guidance on eight specific cash flow classification issues that are not currently addressed by current GAAP thereby reducing current diversity in practice.  Although early adoption is permitted, we plan to adopt the ASU on January 1, 2018 and do not expect it to have a material impact on our consolidated financial statements.

On January 26, 2017, FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under this guidance, goodwill impairment is to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit. The standard will be applied prospectively and is effective for impairment tests performed after December 15, 2019, with early adoption permitted. The standard is not expected to have a material effect on our consolidated financial statements once implemented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide portfolio management services. For the nine months ended September 30, 2017, 93% of our revenue was derived from fees based on the market value of AUM compared to 91% for the year ended December 31, 2016. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended September 30, 2017, we issued 18,526 shares of unregistered common stock for an aggregate purchase price of $0.1 million upon the exercise of previously granted options, which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Item 5.  Other Information

On August 10, 2017, the Company announced the appointment of Mr. Craig L. Foster to the position of Executive Vice President and Chief Financial Officer (principal financial officer) of the Company, effective September 15, 2017.  As noted in his offer letter, as amended, filed as an exhibit herewith, Mr. Foster serves as a director of Loton, Corp. (now known as LiveXLive Media, Inc.).

Item 6. Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Mergers, dated as of November 5, 2015 by and among Financial Engines, Inc., Mayberry Acquisition Sub I, LLC, Mayberry Acquisition Sub, Inc., Mayberry Acquisition Sub II, LLC, Kansas City 727 Acquisition Corporation, TMFS Holdings, Inc., Kansas City 727 Acquisition LLC, and, solely in its capacity as representative of the Sellers, WP Fury Holdings, LLC (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2015, and incorporated herein by reference) and First Amendment thereto, dated as of January 29, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2016, and incorporated herein by reference).*

3.(i)

Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

3.(ii)	Bylaws of the Registrant (filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-163581, and incorporated herein by reference).

10.1#	Offer letter, as amended, between the Company and Craig L. Foster, dated August 7, 2017.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

Date: November 2, 2017

FINANCIAL ENGINES, INC.

/s/ Lawrence M. Raffone
Lawrence M. Raffone
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ Craig L. Foster
Craig L. Foster
Executive Vice President, Chief Financial Officer
(Duly authorized officer and principal financial officer)

/s/ Jeffrey C. Grace
Jeffrey C. Grace
VP, Controller and Principal Accounting Officer
(Duly authorized officer and principal accounting officer)