Form 10-Q
period 2018-03-31
Financial Engines, Inc.
filed 2018-05-09
CIK 1430592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, 63,550,263 shares of Common Stock, par value $0.0001, were outstanding.

FINANCIAL ENGINES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$172,248	$224,543
Short-term investments	66,571	—
Accounts receivable, net	116,541	115,603
Prepaid expenses	9,688	9,159
Other current assets	6,087	6,169
Total current assets	371,135	355,474
Property and equipment, net	25,663	25,880
Intangible assets, net	196,164	198,045
Goodwill	312,020	312,020
Long-term deferred tax assets	19,505	28,599
Other assets	6,243	6,391
Total assets	$930,730	$926,409
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,422	$29,855
Accrued compensation	10,592	28,575
Deferred revenue	3,372	4,204
Dividend payable	5,076	4,411
Other current liabilities	2,475	2,457
Total current liabilities	51,937	69,502
Long-term deferred rent	10,294	10,720
Other liabilities	418	459
Total liabilities	62,649	80,681
Contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 10,000 authorized as of March 31, 2018 and December 31, 2017; None issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value - 500,000 authorized as of March 31, 2018 and December 31, 2017; 65,168 and 64,725 shares issued and 63,492 and 63,049 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	848,381	838,461
Treasury stock, at cost (1,677 shares and 1,677 shares as of March 31, 2018 and December 31, 2017, respectively)	(58,437)	(58,437)
Retained Earnings	78,131	65,698
Total stockholders’ equity	868,081	845,728
Total liabilities and stockholders’ equity	$930,730	$926,409

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share data)
Revenue:
Professional management	$120,833	$106,908
Platform	6,256	6,894
Other	737	441
Total revenue	127,826	114,243
Costs and expenses:
Cost of revenue	55,067	51,561
Research and development	10,521	10,568
Sales and marketing	20,020	18,672
General and administrative	11,102	12,194
Amortization of intangible assets, including internal use software	4,434	4,163
Total costs and expenses	101,144	97,158
Income from operations	26,682	17,085
Interest income, net	836	67
Other income (expense), net	(59)	(128)
Income before income taxes	27,459	17,024
Income tax expense	9,915	4,385
Net and comprehensive income	$17,544	$12,639
Dividends declared per share of common stock	$0.08	$0.07
Net income per share attributable to holders of common stock
Basic	$0.28	$0.20
Diluted	$0.27	$0.20
Shares used to compute net income per share attributable to holders of common stock
Basic	63,213	62,445
Diluted	64,506	64,503

See accompanying notes to the unaudited condensed consolidated financial statements.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$17,544	$12,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,321	2,118
Amortization of intangible assets	4,266	4,035
Stock-based compensation	8,443	8,426
Amortization of deferred sales commissions	318	317
Amortization of deferred sales bonus	54	75
Amortization of deferred setup costs	202	259
Amortization of discount on short-term investments	(81)	—
Provision for doubtful accounts	190	217
Deferred taxes	9,094	5,591
Loss on fixed asset disposal	9	123
Changes in operating assets and liabilities:
Accounts receivable	(1,128)	(7,963)
Prepaid expenses	(529)	(1,024)
Other assets	(342)	(1,605)
Accounts payable	1,189	(3,540)
Accrued compensation	(17,983)	(17,146)
Deferred revenue	(834)	(67)
Deferred rent	(358)	163
Other liabilities	(39)	12
Net cash provided by operating activities	22,336	2,630
Cash flows from investing activities:
Purchase of property and equipment	(2,709)	(998)
Capitalization of internal use software	(2,331)	(2,030)
Purchase of short-term investments	(66,491)	—
Net cash used in investing activities	(71,531)	(3,028)
Cash flows from financing activities:
Payments on capital lease obligations	(33)	(34)
Payments related to business combinations	(43)	(1,723)
Net share settlements for minimum tax withholdings	(4,023)	(3,239)
Proceeds from issuance of common stock	5,445	13,241
Cash dividend payments	(4,446)	(4,351)
Net cash (used in) provided by financing activities	(3,100)	3,894
Net (decrease) increase in cash and cash equivalents	(52,295)	3,496
Cash and cash equivalents, beginning of period	224,543	134,246
Cash and cash equivalents, end of period	$172,248	$137,742
Supplemental cash flows information:
Income taxes paid, net of refunds	$208	$131
Interest paid	$24	$13
Non-cash operating, investing and financing activities:
Unpaid purchases of property and equipment	$743	$440
Purchase of property and equipment under capital lease	$26	$221
Capitalized stock-based compensation for internal use software	$222	$180
Dividends declared but not yet paid	$5,076	$4,396

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

The Company’s business model of comprehensive financial planning is based primarily on providing access to its advisory services through DC plan in the workplace and expanding that connection to a holistic financial advisory relationship with its clients.  The Company also provides advisory services to individual clients who access its services directly. Clients are defined as individuals who utilize our services, including Professional Management, Personal Advisor, Online Advice, education or guidance. The Company works with three key constituencies: individual investors, plan sponsors (employers offering DC plans to their employees) and plan providers (companies providing administrative services to plan sponsors).

The Company’s investment advisory and management services are provided through its subsidiary, Financial Engines Advisors L.L.C., a federally registered investment adviser.

NOTE 2 — Basis of Presentation and Principles of Consolidation

Interim Financial Statements

The accompanying condensed consolidated financial statements and notes thereto are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed on February 22, 2018 with the SEC (the 2017 Annual Report). The Condensed Consolidated Balance Sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s Balance Sheets as of March 31, 2018 and December 31, 2017, the Company’s Statements of Income for the three months ended March 31, 2018 and 2017 and the Company’s Statements of Cash Flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant items subject to such estimates include stock-based compensation, the fair value of acquired assets and assumed liabilities, internal use software, income taxes and goodwill, intangible assets and property, plant and equipment. Actual results could differ from those estimates under different assumptions or conditions.

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

Long-Lived Assets

Long-lived assets, such as property, equipment, and intangible assets, including capitalized internal use software, subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets or asset group will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows of the assets or asset group are less than their carrying amount, the Company would recognize an impairment loss based on any excess of the carrying amount of the asset or asset group over their fair value.

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Impairments to long-lived assets were immaterial during the periods presented.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Revenue Recognition

The Company elected to adopt Accounting Standards Update (ASU) No. 2014-09 which along with amendments is codified as Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers (“ASC 606”), using the full retrospective transition method (See Recently Adopted Accounting Standards below). Under this method, the Company is presenting the consolidated financial statements for all periods, as if ASC 606 had been effective for those periods.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services. To achieve the core principle of this standard, the Company applies the following five steps:

1) Identify the contract with a customer – The Company considers the terms and conditions of contracts and customary business practices in identifying contracts under ASC 606. The Company determines that a contract with a customer exists when the contract is approved, each party’s rights regarding the services to be transferred are identified, the payment terms for the services are identified, the customer has the ability and intent to pay and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

2) Identify the performance obligations in the contract - Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The Company’s performance obligations consist of (i) professional management services and (ii) platform services. Both performance obligations consist of a series of distinct goods and services that are substantially the same and have the same pattern of transfer to customers.

3) Determine the transaction price - The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. This requires the Company to estimate any variable consideration and to factor that estimation into the determination of the transaction price. None of the Company’s contracts contain a significant financing component.

4) Allocate the transaction price to performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) generally based upon the prices charged to customers, or in the absence of such transactions, management’s estimates of such prices.

5) Recognize revenue when or as performance obligations are satisfied -  Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Revenue is recognized when control of the services is transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company generates all of its revenue from contracts with customers. Revenue is generally recognized over time and the Company satisfies its performance obligation on a daily basis as services are provided to customers.

The Company generally can have up to two separate performance obligations in its contracts with customers:

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

•

Platform.    The Company derives platform revenue from recurring, subscription-based fees for access to its services, including Online Advice, education, and guidance. Online Advice is a non-discretionary, Internet-based investment advisory service, which includes personalized online savings and investment advice and retirement income projections for clients who want to manage their retirement themselves. The arrangements generally provide for fees to be paid by the plan sponsor, plan provider or the DC plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity.

Contract Balances - The timing of performance may differ from the timing of the customer’s payment, which may result in the recognition of a contract liability. The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to perform services.

Costs to Obtain and Fulfill a Contract - The Company recognizes an asset from the costs incurred to fulfill or obtain a contract only if the costs incurred are specifically identifiable to a contract, they would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered.

For the quarters ended March 31, 2018 and 2017 the Company elected the following practical expedients:

•

Remaining performance obligations – In accordance with ASC 606-10-50-13, the Company elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for contracts that are one year or less, as all material revenue is expected to be recognized within the next year.

•

The time value of money – In accordance with ASC 606-10-32-18, the Company elected not to adjust the promised amount of consideration for the effects of the time value of money for contracts in which the anticipated period between when it performs services to the customer and when the customer pays is equal to one year or less.

Deferred Sales Commissions

Deferred sales commissions consist of incremental costs paid to the Company’s sales force associated with the execution of customer contracts. The deferred sales commission amounts are recoverable through future revenue streams under the customer contracts. The commission charges are recorded as an asset and charged to expense over a beneficial period of the original contract term in addition to expected renewals, which is currently estimated to be six years. Amortization of deferred sales commissions is included in sales and marketing expense in the accompanying Unaudited Condensed Consolidated Statements of Income.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Deferred Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. See Note 8 for additional information.

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

Recently Adopted Accounting Standards

Revenue from Contracts with Customers

On May 28, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and capitalize costs that are incremental costs of obtaining a contract. Subsequently, the FASB also issued a series of amendments to the new revenue standard. These ASUs, which are required to be adopted together, will replace most existing revenue recognition guidance in GAAP. The Company adopted these ASUs on January 1, 2018 using the full retrospective transition method, which required it to recast each prior reporting period presented. The Company implemented internal controls and key system functionality to enable the preparation of financial information upon adoption.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The impact of adopting of the new revenue recognition standard on the Company's previously reported consolidated balance sheet, condensed consolidated statement of income, and condensed consolidated statement of cash flows are stated below.  The impact is primarily from certain costs the Company incurs to obtain sales contracts from customers. For example, prior to adoption, there were direct response advertising costs capitalized and amortized for certain printed materials associated with new customer solicitations. Under the new ASUs, these costs are being expensed as incurred. In addition, these ASUs impact both the amount of commissions capitalized, as well as the length of time over which commissions are amortized by increasing the amortization period beyond the initial contract term to a beneficial period of 6 years.

	December 31, 2017
	As Reported	Adoption of ASU 2014-09	As adjusted
	(In thousands)

Accounts receivable, net	$116,116	$(513)	$115,603
Other current assets	4,501	1,668	6,169
Long-term deferred tax assets	28,801	(202)	28,599
Direct response advertising, net	4,653	(4,653)	—
Other assets	2,184	4,207	6,391
Accounts payable	29,993	(138)	29,855
Accrued compensation	28,519	56	28,575
Retained earnings	65,109	589	65,698

	Three Months Ended
	March 31,
	2017
	As Reported	Adoption of ASU 2014-09	As adjusted
	(In thousands, except per share data)

Professional management revenue	$106,760	$148	$106,908
Cost of revenue	51,525	36	51,561
Sales and marketing	19,315	(643)	18,672
Income tax expense	4,095	290	4,385
Net Income	12,174	465	12,639
Diluted net income per share	0.19	0.01	0.20

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended
	March 31,
	2017
	As Reported	Adoption of ASU 2014-09	As adjusted
	(In thousands)
Cash flows from operating activities:
Net income	$12,174	$465	$12,639
Adjustments to reconcile net income to net cash provided by operating activities:
Stock -based compensation	8,443	(17)	8,426
Amortization of deferred sales commissions	288	29	317
Amortization of deferred bonus	—	75	75
Amortization and impairment of direct response advertising	919	(919)	—
Amortization of deferred setup costs	—	259	259
Deferred taxes	5,301	290	5,591
Changes in operating asset and liabilities:
Accounts receivable	(7,815)	(148)	(7,963)
Direct response advertising	(288)	288	—
Other assets	(1,226)	(379)	(1,605)
Accounts payable	(3,616)	76	(3,540)
Accrued compensation	(17,127)	(19)	(17,146)

The Company disaggregated revenue from contracts with customers into types of services and revenue streams. The Company determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Revenue generated in the US relates to professional management, platform, and other revenue. Professional management revenue accounts for approximately $120.8 million or 94% of total revenue for the three months ended March 31, 2018 and $106.9 million or 94% for the three months ended March 31, 2017.  Platform revenue accounts for approximately $6.3 million or 5% of total revenue for the three months ended March 31, 2018 and $6.9 million or 6% of total revenue for the three months ended March 31, 2017. Other revenue accounts for approximately $0.7 million or 1% of total revenue for the three months ended March 31, 2018 and $0.4 million or 0% of total revenue for the three months ended March 31, 2017.

We have two main types of customers that are part of our professional management services: Workplace and IRA and taxable. Revenue generated from the workplace revenue stream accounts for approximately $86.9 million or 68% of total revenue for the three months ended March 31, 2018 and $77.1 million or 68% of total revenue for the three months ended March 31, 2017. Revenue generated from IRA and taxable accounts for approximately $33.9 million or 27% of total revenue for the three months ended March 31, 2018 and $29.8 million or 26% of total revenue for the three months ended March 31, 2017.

Reconciliation of Contract Balances - As of March 31, 2018 and December 31, 2017, accounts receivables related to contracts with customers were $116.3 million and $115.5 million, respectively. For the three months ended March 31, 2018 and December 31, 2017, the Company had no material bad-debt expense. As of March 31, 2018 and December 31, 2017 contract liabilities, which are recorded as deferred revenue, were $3.6 million and $4.4 million, respectively. During the three months ended March 31, 2018, the amount of revenue recognized during the period that was included in the opening current contract liability balance was $2.1 million. Comparatively, the amount of revenue recognized during the three months ended March 31, 2017 that was included in the opening contract liability current balances was $2.4 million.

Cost to obtain or fulfill a contract - In accordance with ASC 340-40, the Company is required to capitalize amounts paid to obtain contracts with customers. Costs incurred to obtain contracts with customers is generally comprised of commissions and bonuses paid to the internal sales staff and setup costs. Setup costs are based on management’s judgment and estimate of hours incurred for setup activities applied against an historical hourly rate. As of March 31, 2018 and March 31, 2017, the balances remaining from the costs incurred to obtain contracts with customers were as follows:

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	March 31,	December 31,
	2018	2017
	(In thousands)
Sales commission	$3,926	$4,280
Sales bonus	674	706
Setup costs	2,890	2,777

In accordance with ASC 340-40, the Company amortizes the assets recognized from the costs to obtain contracts with customers on a systematic basis consistent with the pattern of transfer to which the services relate. In other words, amortization starts from the roll out date (e.g. the customer 'go live date') and continues over the historical average life of the plan sponsor which ranges from 5 to 6 years, which costs and life are evaluated on a regular basis.

The amount of amortization that we recognized for the three months ended March 31, 2018 and March 31, 2017 was $0.6 million and $0.7 million, respectively.

Statement of Cash Flows

On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies and provides guidance on eight specific cash flow classification issues that are not currently addressed by current GAAP thereby reducing current diversity in practice.  Although early adoption is permitted, the Company has adopted the ASU on January 1, 2018 and it did not have a material impact on the Company’s condensed consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU clarifies and provides guidance on accounting for equity investments, presentation and disclosure of financial instruments, and the measurement of the valuation allowance on deferred tax assets related to available-for-sale debt securities.  Although early adoption is permitted, the Company has adopted the ASU on January 1, 2018 and it did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 — Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents are comprised of money market accounts, U.S. Treasury securities, corporate bonds and commercial paper, and repurchase agreements. Short-term investments are comprised of U.S. Treasury securities and corporate bonds and commercial paper with an original maturity of six months or less from date of purchase. The Company classifies its short-term investments as held to maturity as the Company has positive intent and ability to hold to maturity. Cash, cash equivalents, and short-term investments consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Current assets:
Cash and cash equivalents:
Cash	$10,525	$8,971
Money market funds	96,575	215,572
U.S. Treasury securities	13,992	—
Corporate bonds and commercial paper	36,156	—
Repurchase Agreements	15,000	—
Total cash and cash equivalents	172,248	224,543
Short-term investments:
U.S. Treasury securities	13,945	—
Corporate bonds and commercial paper	52,626	—
Total short-term securities	66,571	—
Total cash, cash equivalents, and short-term investments	$238,819	$224,543

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value.  The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, it writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other expense. During the three months ended March 31, 2018 and 2017, the Company did not record any other-than-temporary impairment losses associated with short-term investments.

NOTE 4 — Concentration of Credit Risk and Fair Value of Financial Instruments

The Company measures and reports its cash equivalents at fair value on a recurring basis, which approximates their carrying value due to the short period of time to maturity. Valuation inputs include quoted prices in active markets for identical assets, quoted prices for similar assets in active markets, or inputs other than quoted prices that are observable directly or indirectly in determining fair value.

The Company’s fixed income held-to-maturity short-term investments such as corporate bonds, commercial paper, and U. S. treasury securities consist of high quality, investment grade securities from diverse issuers with a weighted average credit rating of AA-. The Company reports its held-to-maturity short-term investments at amortized cost which are considered to be representative of their fair values (using level 2 inputs). These held-to-maturity short-term investments were purchased in first quarter of 2018, therefore the difference between fair value and amortized cost as of March 31, 2018 was immaterial. Valuation inputs include quoted prices in active markets for identical assets, quoted prices for similar assets in active markets, or inputs other than quoted prices that are observable directly or indirectly in determining fair value.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	As of March 31, 2018				As of December 31, 2017
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Other Unobservable Inputs (Level 3) (3)
					(In thousands)
Assets:
Cash Equivalents:
Money Market Funds	$96,575	$96,575	$—	$—	$215,572	$215,572	$—	$—
U. S. Treasury Securities	13,992	13,992	—	—	—	—	—	—
Corporate bonds and commercial paper	36,156	—	36,156	—	—	—	—	—
Repurchase agreements	15,000	—	15,000	—	—	—	—	—
Total	$161,723	$110,567	$51,156	$—	$215,572	$215,572	$—	$—

(1)	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company holds highly-rated taxable money market funds which hold securities issued or guaranteed by the United States government or their agencies. These deposits may exceed federal deposit insurance limits. The fair value of the Company’s money market funds is based on a trade date basis on the last business day of the accounting period. It also holds high quality, investment grade securities such as U.S. Treasury securities, corporate bonds, commercial paper, and repurchase agreements that are subject to credit risk. The fair value of the Company’s accounts receivable and accounts payable approximates the carrying amount due to their short duration.

The Company’s customers are concentrated in the United States. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company reviews the need for allowances for potential credit losses and such losses have been insignificant to date.

Significant Customer Information

One customer accounted for 10% of accounts receivable as of March 31, 2018 and as of December 31, 2017. This same customer accounted for 10% of revenue for the three months ended March 31, 2018 and the three months ended March 31, 2017.

NOTE 5 — Goodwill and Intangible Assets

There were no transactions or events that impacted goodwill during the three months ended March 31, 2018. Accordingly, goodwill was $312.0 million at both March 31, 2018 and December 31, 2017.

Intangible assets as of March 31, 2018 and December 31, 2017 consisted of the following:

		March 31, 2018			December 31, 2017
		(In thousands)
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14 - 19	$164,338	$18,899	$145,439	$164,338	$16,675	$147,663
Franchise agreements and reacquired franchisee rights	1 - 9	2,697	858	1,839	2,697	787	1,910
Favorable leases, net	6	140	52	88	140	46	94
Trademarks/Trade names	20	39,230	4,277	34,953	39,230	3,785	35,445
Internal use software	2 - 4	60,913	47,068	13,845	58,359	45,426	12,933
Total		$267,318	$71,154	$196,164	$264,764	$66,719	$198,045

Amortization expense related to intangible assets was as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Customer relationships	$2,224	$2,223
Franchise agreements and reacquired franchisee rights	71	73
Favorable leases, net	6	6
Trademarks/Trade names	491	494
Internal use software(1)	1,642	1,367
Amortization expense	$4,434	$4,163

(1)

For the three months ended March 31, 2018, internal use software amortization included approximately $0.2 million of stock-based compensation expense, and for the three months ended March 31, 2017, internal use software amortization included approximately $0.1 million of stock-based compensation expense.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the estimated future amortization of intangible assets as of March 31, 2018:

(In thousands)
Years ending December 31:
2018	$13,144
2019	15,721
2020	14,845
2021	11,908
2022	11,102
Thereafter	129,444
$196,164

NOTE 6 — Stockholders’ Equity

Stock-based Compensation

The following table presents the stock-based compensation, as included in the Unaudited Condensed Consolidated Statements of Income, by functional area:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Stock-based compensation:
Cost of revenue	$2,542	$2,398
Research and development	959	1,567
Sales and marketing	1,647	1,491
General and administrative	3,127	2,842
Amortization of internal use software, included in amortization of intangible assets	168	128
Total stock-based compensation	$8,443	$8,426

Cash Dividends

On May 1, 2018, the Board of Directors declared a quarterly dividend of $0.08 per share to be paid on July 6, 2018 to record-holders as of June 22, 2018. While the Company currently expects to pay comparable cash dividends on a quarterly basis in the future, any future determination with respect to the declaration and payment of dividends will be at the discretion of the Board of Directors. As of March 31, 2018, the Company had a dividend payable balance of $5.1 million, which was paid to stockholders in April 2018.

Stock Repurchase Program

On October 24, 2017, the Board of Directors approved a stock repurchase program of up to $60.0 million of the Company’s common stock over a twelve-month period. As of December 31, 2017, $10.8  million had been utilized and there were no repurchases during the three months ended March 31, 2018. The approximate dollar value of shares that may yet be purchased under the repurchase program is $49.2 million. Any share repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, and may or may not be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and amount of any shares repurchased will depend on a variety of factors, including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of The NASDAQ Stock Market), any additional constraints related to material inside information the Company may possess, and capital availability. The Company has no commitment to make any repurchases. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Employee Stock Purchase Plan

In March 2018, the Compensation Committee approved an employee stock purchase plan, contingent upon receiving stockholder approval of a request at the annual meeting of stockholders in May 2018 for additional shares to be made available under the Company’s Employee Stock Purchase Plan (ESPP). Under the Company’s ESPP, employees would be granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (1) the beginning of a six-month purchase period or (2) the end of the purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$17,544	$12,639

Denominator (basic):
Net weighted average common shares outstanding	63,213	62,445

Denominator (diluted):
Weighted average common shares outstanding	63,213	62,445
Dilutive stock options outstanding	408	1,140
Dilutive unvested restricted stock units	885	902
Dilutive unvested performance stock units	—	16
Net weighted average common shares outstanding	64,506	64,503

Net income per share attributable to holders of common stock:
Basic	$0.28	$0.20
Diluted	$0.27	$0.20

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Stock options outstanding	2,940	1,111
Restricted stock units outstanding	72	170
Total anti-dilutive common equivalent shares	3,012	1,281

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8 — Income Taxes

The Company recorded an income tax provision of $9.9 million and $4.4 million for the three months ended March 31, 2018 and 2017, resulting in an effective tax rate of 36% and 26%, respectively. During the three months ended March 31, 2018, the Company’s effective tax rate increased as compared to the statutory rate due primarily to a valuation allowance being established on California research and development credits and adoption of ASU 2016-09, effective January 1, 2017, which requires all the income tax effects of awards to be recognized in the condensed consolidated statement of income when the awards vest or are settled.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. All tax years since inception are open due to loss carryforwards and may be subject to examination by one or more tax authorities.

At December 31, 2017, the Company had net operating loss carryforwards for federal purposes of approximately $36.9 million that expire at varying dates through 2036.

The Company continuously evaluates additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. Upon evaluating the positive and negative evidence present at March 31, 2018, management concluded it was more likely than not that the benefit of its deferred tax assets will be realized for all assets other than the California research and development credits. Therefore, the Company increased its valuation allowance by $4.1 million on its California research and development credit deferred tax assets. As of March 31, 2018, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $7.5 million.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the 2017 Tax Act). The Company has not completed its determination of the accounting implications of the 2017 Tax Act. However, it has reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in the financial statements as of December 31, 2017. In the quarter ended December 31, 2017, the Company recorded a provisional tax expense for the impact of the 2017 Tax Act of approximately $7.6 million. This amount was primarily comprised of the remeasurement of federal deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%.  As the Company completes its analysis of the 2017 Tax Act, collects and prepares necessary data, interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make adjustments to the provisional amounts.

On January 1, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires excess tax benefits and deficiencies to be a component of income tax expense, and has increased volatility within the Company's provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the stock price at the date the awards vest.  As a result, the Company's income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. For the three months ended March 31, 2018, the shortfalls and windfalls from stock options increased the effective tax rate by 1%.

NOTE 9— Commitments and Contingencies

Service Level Agreements

The Company includes service level agreements with its customers warranting certain levels of reliability and performance. The maximum total commitments under these obligations would have less than a $1.0 million impact on the Company’s annual operating results.

Self-Insurance

The Company provides self-insured medical benefits for employees based upon their coverage elections. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $100,000 and when cumulative medical claims exceed 120% of expected claims for the plan year. The Company records estimates of the total costs of claims incurred based on an analysis of historical data. The liability for self-insured medical claims is included within accrued compensation and benefits in the Company’s Unaudited Condensed Consolidated Balance sheet and was $1.2 million as of March 31, 2018.

FINANCIAL ENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10— Subsequent Events

Merger Agreement

On April 29, 2018, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Edelman Financial, L.P., a Delaware limited partnership (Parent), and Flashdance Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Parent, to be acquired for an aggregate value of approximately $3.02 billion (the Merger). Under the terms of the Merger Agreement, Company stockholders will receive $45.00 per share in cash upon the closing of the Merger.  The Merger is subject to approval by the Company’s stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The Merger is currently expected to close in the third quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “goal,” “intend,” “could,” “can,” “would,” “expect,” “believe,” “designed to,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: the timing, completion and impact of the proposed Merger, anticipated trends and challenges in our business and the markets in which we operate, including those associated with our professional management revenue, AUM, client fees, and related industry pricing trends; the capabilities, benefits and effectiveness of our services; our strategy, including our pricing strategies; our plans for future services, enhancements of existing services and our growth;  financial condition and operating results, including our revenue and expenses; the impact of our commitments of our obligations under our service level agreements with customers; our expectations regarding our expenses and revenue; our headcount; our effective tax rate, our deferred tax assets, our anticipated cash needs and uses of cash; the amount and timing of our expected cash expenditures associated with capital improvements to our advisor centers; our estimates regarding our capital requirements and our needs for additional financing; factors which may impact our professional management operating metrics; the utility of these metrics, including our belief that DC AUC and eligible prospective clients are useful indicators of potential DC AUM and clients available for enrollment into our Professional Management service; factors which may impact AUM, including market performance, enrollment, and cancellation rates; estimated cash incentive compensation payments, including the amounts and timing thereof, expectations regarding cash payments for tax withholding, including the amounts and timing thereof,  our exposure to market risk, including our expectations regarding the percentage of revenue derived from fees based on the market value of AUM increasing over time and the impact our fee calculation methodologies, our ability to retain and attract customers; our regulatory environment; our expectations regarding the amounts, timing and frequency of any payment of dividends; our expectations for granting equity awards, and the potential financial and accounting impact related thereto; impact of our accounting policies including the anticipated effects of adopting accounting standards updates; benefit of non-GAAP financial measures; the stock repurchase program; our disclosure controls and procedures; our expectations regarding competition; and sources of revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, risks related to the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the failure to obtain the Company stockholder approval or the failure to satisfy any of the other conditions to the completion of the Merger; the effect of the announcement of the Merger on the ability of the Company to retain and hire key personnel and maintain relationships with its clients, providers, partners and others with whom it does business, or on its operating results and businesses generally; risks associated with the disruption of management’s attention from ongoing business operations due to the Merger; the ability to meet expectations regarding the timing and completion of the Merger, and the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our business model of comprehensive financial planning is based primarily on providing access to our advisory services, both through DC plans in the workplace, and expanding that connection to a holistic financial advisory relationship with our clients.  We also provide advisory services to individual clients who access our services directly. Clients are defined as individuals who utilize our services, including Professional Management, Personal Advisor, Online Advice, education or guidance. We work with three key constituencies: individual investors, plan sponsors (employers offering DC plans to their employees) and plan providers (companies providing administrative services to plan sponsors).

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

Professional Management Revenue

We derive professional management revenue from client fees paid by or on behalf of individual clients in both the workplace and on a retail basis who are enrolled in one of our discretionary portfolio management services (either the Professional Management service or the Personal Advisor service) for the management of their account assets. We use the term professional management revenue to include revenue from both the Professional Management and Personal Advisor services. Our Professional Management service is a discretionary personalized portfolio management service for DC participants who want to work with or delegate the management of their retirement accounts to a professional with the help of an advisor team. Personal Advisor is a personalized service that can provide discretionary portfolio management on a client’s 401(k), IRA and/or taxable accounts, as well as financial planning and a dedicated advisor representative that clients can meet with in person, online or by phone. Our retirement income solutions, including Income+ and Retirement Paycheck, which are features of our Professional Management and Personal Advisor services, respectively, provide clients approaching or in retirement with discretionary portfolio management with an income objective and steady monthly payments from their accounts during retirement, including Social Security claiming guidance and planning. Our discretionary portfolio management services in the workplace are generally made available to prospective clients by written agreements with the plan provider, the plan sponsor and the plan participant in a DC plan (and may be provided on a subadvisory basis and generally made available by written agreements with individual retail investors).

Our arrangements with clients using discretionary portfolio management services generally provide for fees based on the value of assets we manage and are generally payable quarterly in arrears. The majority of our client fees for DC accounts, for both advisory and subadvisory relationships, are calculated on a monthly basis, as the product of client fee rates and the value of assets under management (AUM) at or near the end of each month. In general, we expect this monthly methodology to reduce the impact of financial market volatility on this portion of our professional management revenue, although this methodology may result in lower client fees if the financial markets are down when client fees are calculated, even if the market had performed well earlier in the month or the quarter. For IRA and taxable accounts, our client fees are calculated on a quarterly basis at the end of each quarter. In general, we expect this quarterly methodology to potentially result in greater impact of financial market volatility on this portion of our professional management revenue and may result in lower client fees if the financial markets are down when client fees are calculated even if the market had performed well earlier in the month or the quarter.

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

DC AUM is the DC asset balances associated with clients enrolled in one of our discretionary portfolio management services in the workplace. We measure enrollment in our discretionary portfolio service by DC clients as a percentage of eligible DC prospective clients and by DC AUM as a percentage of defined contribution account Assets Under Contract (DC AUC). IRA and taxable account AUM represent the IRA and taxable account asset balances associated with those clients enrolled in the Personal Advisor service as of a specified date.

As of March 31, 2018, we had approximately $169.3 billion of AUM, which includes $156.1 billion of DC AUM and $13.2 billion of IRA and taxable account AUM, associated with approximately 1,077,000 total clients.

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

Eligible prospective clients and DC AUC are reported by plan providers with varying frequency and at different points in time, and are not always updated or marked to market. If markets have declined or if assets have left the plan since the reporting date, our DC AUC may be overstated. If markets have risen, or if assets have been added to the plan, since the reporting date, our DC AUC may be understated. Some prospective clients may not be eligible for our services due to plan sponsor limitations on employees treated as insiders for purposes of securities laws or other characteristics of the prospective client. Certain securities within a plan prospective client’s account may be ineligible for management by us, such as employer stock subject to trading restrictions, and we do not manage or charge a fee for that portion of the account. In both of these circumstances, assets of the relevant prospective clients may be included in DC AUC but cannot be converted to DC AUM. We believe that DC AUC can be a useful indicator of the additional DC plan assets available for enrollment efforts that, if successful, would result in these assets becoming DC AUM. We believe that total eligible prospective clients provides a useful approximation of the number of workplace-based prospective clients available for enrollment into one of our discretionary portfolio management services.

As of March 31, 2018, we had approximately $1.22 trillion of DC AUC and 10.0 million eligible prospective clients in DC plans for which our discretionary portfolio management services were available.

As of March 31, 2018, approximately 10.3% of DC eligible prospective clients were enrolled as clients and 12.8% of DC AUC was enrolled as DC AUM.

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

Involuntary cancellations represent the aggregate amount of DC assets, measured at or near the start of the quarter, for clients whose discretionary portfolio management service relationship was terminated within the period for reasons other than a voluntary termination. Such cancellations may occur when all of the client’s account balances have been reduced to zero or when the cancellation of a plan sponsor contract for the discretionary portfolio services have become effective within the period. Plan sponsors may cancel their contract upon specified notice or without notice for fiduciary reasons or breach of contract. If a plan sponsor has provided advance notice of cancellation of the plan sponsor contract, however, the AUM for clients of that plan sponsor is included in our AUM until the effective date of the cancellation, which is typically the business day following the termination date, after which it is no longer part of our AUM. If a client’s accounts value falls to zero, either upon the effective date of a sponsor cancellation or as a result of the client transferring the entire balance of their accounts, we will terminate their discretionary portfolio management services relationship.

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

The following table illustrates estimated changes in our AUM over the last four quarters:

	Q1'18	Q4'17	Q3'17	Q2'17
	(In billions)
AUM, beginning of period	$169.4	$160.2	$151.8	$144.4
New assets - new clients	5.4	6.4	5.4	5.3
New assets - existing clients(1)	2.6	2.5	2.5	2.4
Asset cancellations -voluntary	(2.4)	(2.1)	(1.6)	(1.6)
Asset cancellations - involuntary(2)	(2.2)	(3.3)	(1.9)	(3.3)
Assets withdrawn - existing clients	(0.2)	(0.2)	(0.2)	(0.1)
Net new assets	3.2	3.3	4.2	2.7
Market movement and other	(3.3)	5.9	4.2	4.7
AUM, end of period	$169.3	$169.4	$160.2	$151.8

(1)

For Q1’18, Q4’17, Q3’17 and Q2’17 we estimate employer and employee DC plan contributions to be $2.3 billion, $2.3 billion, $2.2 billion, and $2.2 billion, respectively. For the last four quarters, the weekly client files contained annual contribution rates, employer matching and salary levels for a subset of our total DC clients, representing approximately 89-92% of our DC clients. Effective Q1’17, we have changed the basis of this estimate from AUM to clients, as this provides a more accurate estimate. The average contribution rate is calculated using this data and extrapolated to approximate 100% of employee and employer contributions for our overall AUM.

(2)

Involuntary client cancellations due to the effective date of a plan sponsor cancellation occurring between April 1, 2018 and April 30, 2018 would cause the total AUM that was reported as of March 31, 2018 to be reduced by 0.0%.

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

As of March 31, 2018, the approximate aggregate style exposure of the accounts we managed was as follows:

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

Platform Revenue

We derive platform revenue from recurring, subscription-based fees for access to our services, including Online Advice, Financial Wellness programs. Online Advice is a non-discretionary, Internet-based investment advisory service, which includes personalized online savings and investment advice, and retirement income projections for clients who want to manage their retirement themselves. Our Financial Wellness program consists of a wide range of financial education and guidance delivered through multiple channels, including in person, on-site events, online content and phone-based advisors. The arrangements generally provide for our fees to be paid by the plan sponsor, plan provider or the DC plan itself, depending on the plan structure. Platform revenue is generally paid annually or quarterly in advance and recognized ratably over the term of the subscription period beginning after the completion of customer setup and data connectivity.

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

We expect our headcount to increase over time, and to be a primary area of growth in our costs and expenses. We anticipate granting equity awards to board members and certain of our employees each year that may result in significant non-cash stock-based compensation expense. We anticipate the largest grant events to typically occur in the first quarter of each year, although significant awards may also be granted at other times. We issue restricted stock units as the primary stock award for non-executive employees. We anticipate providing annual compensation increases to certain of our employees each year, typically in the first quarter, that would result in an increase primarily to wages and cash incentive compensation expenses.

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

Sales and Marketing.    Sales and marketing expense includes costs associated with product and consumer marketing, provider and sponsor relationship management, provider and sponsor marketing, direct sales, corporate communications, public relations, creative services, sales related call center activities, advertising and live seminars, and printing of, and postage for, marketing materials for direct advisory relationships. Costs in this area are related primarily to employee compensation for sales and marketing personnel and related expenses, and also include commissions, printed materials and general marketing programs, including radio and digital advertising. Amounts received for support of marketing and client acquisition efforts are credited ratably to marketing expense. The fees for such support do not impact client fees paid for discretionary portfolio management services, and are disclosed in the applicable Form ADV of the company advisory subsidiaries.

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

Recent Developments

On April 29, 2018, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Edelman Financial, L.P., a Delaware limited partnership (Parent), and Flashdance Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Parent, to be acquired for an aggregate value of approximately $3.02 billion (the Merger). Under the terms of the Merger Agreement, Company stockholders will receive $45.00 per share in cash upon the closing of the Merger.  The Merger is subject to approval by the Company’s stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The Merger is currently expected to close in the third quarter of 2018.

           Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates, except as noted below, in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2018, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Prior to adoption of ASU 2014-09, effective January 1, 2018, there were direct response advertising costs capitalized and amortized for certain printed materials associated with new customer solicitations and there were estimates required to account for this. Under the new guidance, these costs are expensed as incurred within sales and marketing and there are no longer such estimates required.

Results of Operations

The following tables set forth our results of operations. The period to period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		Three Months Ended March 31,		Increase (Decrease)
	2018	2017	2018	2017	Amount	%
	(As a percentage of revenue)		(In thousands, except percentages)
Revenue:
Professional management	94%	94%	$120,833	$106,908	$13,925	13%
Platform	5	6	6,256	6,894	(638)	(9)
Other	1	-	737	441	296	67
Total revenue	100	100	127,826	114,243	13,583	12
Costs and expenses:
Cost of revenue	43	45	55,067	51,561	3,506	7
Research and development	8	9	10,521	10,568	(47)	(0)
Sales and marketing	16	16	20,020	18,672	1,348	7
General and administrative	9	11	11,102	12,194	(1,092)	(9)
Amortization of intangible assets, including internal use software	3	4	4,434	4,163	271	7
Total costs and expenses	79	85	101,144	97,158	3,986	4
Income from operations	21	15	26,682	17,085	9,597	56
Interest income, net	1	—	836	67	769	1148
Other income (expense), net	—	—	(59)	(128)	69	(54)
Income before income taxes	22	15	27,459	17,024	10,435	61
Income tax expense	8	4	9,915	4,385	5,530	126
Net and comprehensive income	14%	11%	$17,544	$12,639	$4,905	39%

Effective January 1, 2018, we adopted ASU 2014-09 using the retrospective effect transition method.  As a result, we have recasted our results of operations for the three months ended March 31, 2018.  The adoption of these ASUs primarily impacted certain costs we incur to obtain sales contracts from customers. Prior to adoption, there were direct response advertising costs capitalized and amortized for certain printed materials associated with new customer solicitations. Under the new guidance, these costs are expensed as incurred within sales and marketing. These ASUs also impacted both the amount of commissions capitalized, as well as the length of time over which commissions are amortized by increasing the amortization period beyond the initial contract term to a beneficial period of 6 years in sales and marketing.  In addition, these ASUs impacted the timing of set up costs for new customers as these were expensed as incurred prior to adoption, and are now capitalized and amortized over a beneficial period of 6 years in cost of revenue.  Income taxes were also adjusted to reflect the impact of these adjustments.

Revenue

Total revenue increased $13.6 million, or 12%, to $127.8 million for the three months ended March 31, 2018 from $114.2 million for the three months ended March 31, 2017. This increase was primarily in professional management revenue of $13.9 million. Professional management revenue and platform revenue comprised 94% and 5%, respectively, of total revenue for the three months ended March 31, 2018, and 94% and 6%, respectively, of total revenue for the three months ended March 31, 2017.

Professional Management Revenue

Professional management revenue increased $13.9 million, or 13%, to $120.8 million for the three months ended March 31, 2018 from $106.9 million for the three months ended March 31, 2017. This increase in professional management revenue was due primarily to an increase in the estimated average AUM used to calculate fees to $171.7 billion for the three months ended March 31, 2018 from $142.2 billion for the three months ended March 31, 2017, which was driven primarily by new assets from new and existing clients and market performance, partially offset by cancellations and withdrawals. In addition, there was a decrease in average fees due primarily to the net effect of sponsor conversions between advisory and subadvisory status, fee reductions based upon individual account balances, contract modifications and the timing of promotional and communication techniques. As we establish various strategies, including pricing packages, to solidify our long-term growth, we expect that revenue growth will be under pressure in 2018.

Platform Revenue

Platform revenue decreased $0.6 million, or 9%, to $6.3 million for the three months ended March 31, 2018 from $6.9 million for the three months ended March 31, 2017. This decrease was due primarily to a small percentage of sponsor terminations, as well as platform fee reductions resulting from sponsors adding new services or converting to a subadvisory plan provider, as well as contract modifications. These decreases were partially offset by an increase in platform fees due to service availability at new sponsors. We expect platform revenue to continue to decline as we employ various pricing strategies.

Other Revenue

Other revenue increased $0.3 million, or 67%, to $0.7 million for the three months ended March 31, 2018 from $0.4 million for the three months ended March 31, 2017. This increase was due primarily to an increase in reimbursable printed fulfillment materials from some subadvisory relationships.

Costs and Expenses

Costs and expenses increased $4.0 million, or 4%, to $101.1 million for the three months ended March 31, 2018 from $97.1 million for the three months ended March 31, 2017. Cost of revenue increased $3.5 million, research and development expense remained flat, sales and marketing expense increased $1.3 million, general and administrative expense decreased $1.1 million and amortization of intangible assets increased $0.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Marketing expense increased due to higher campaign volumes and increased spending in the retail channel and employee-related expenses such as wages and cash incentive compensation expense increased due primarily to headcount growth and annual compensation increases. Professional service fees decreased.

In February 2018, the Board of Directors granted equity awards with an aggregate estimated expense value of approximately $11.3 million to certain of our existing executive employees. We typically account for equity awards over a four-year vesting period utilizing the graded-vesting attribution method and the expense may be reduced by forfeitures as they occur. We plan to continue to grant equity awards during fiscal year 2018 to certain of our existing employees, new employees and board members.

The non-cash stock-based compensation expense associated with these awards will be in addition to the amortization of both previously and subsequently granted stock awards, including other awards granted in 2018, and expected to be granted in 2018, all of which will utilize the graded-vesting attribution method, resulting in greater amounts of compensation expense recognized in earlier periods of the awards with declining amounts recognized in later periods. We account for forfeitures when they occur, which may cause the timing of our non-cash stock-based compensation expense to be more volatile.

Cost of Revenue

Cost of revenue increased $3.5 million, or 7%, to $55.1 million for the three months ended March 31, 2018 from $51.6 million for the three months ended March 31, 2017. Employee related costs increased $1.4 million due to growth in headcount and by $0.5 million in variable cash compensation of investment advisors. Subadvisory participant marketing material costs increased $0.6 million due to higher campaign volumes; facilities-related overhead, including rent and depreciation, increased by $0.6 million; and software and hardware support increased $0.5 million. As a percentage of revenue, cost of revenue decreased to 43%  for the three months ended March 31, 2018 from 45% for the three months ended March 31, 2017. The decrease as a percentage of revenue was due primarily to increased revenue coupled with unchanged data connectivity fees.

Research and Development

Research and development expense decreased $0.1 million, or 0%, to $10.5 million for the three months ended March 31, 2018 from $10.6 million for the three months ended March 31, 2017. Expenses were lower by $0.3 million due to increased capitalization of internal use software, but were offset by a $0.2 million increase in other expenses, including consulting and infrastructure support. As a percentage of revenue, research and development expense decreased to 8% for the three months ended March 31, 2018 from 9% for the three months ended March 31, 2017.

Sales and Marketing

Sales and marketing expense increased $1.3 million, or 7%, to $20.0 million for the three months ended March 31, 2018 from $18.7 million for the three months ended March 31, 2017. Marketing program expenses, including radio and digital advertising, increased by $2.6 million, which was partially offset by a $1.2 million decrease of employee-related costs, including severance payments. As a percentage of revenue, sales and marketing expense remained constant at 16% for the three months ended March 31, 2018 and March 31, 2017.

General and Administrative

General and administrative expense decreased $1.1 million, or 9%, to $11.1 million for the three months ended March 31, 2018 from $12.2 million for the three months ended March 31, 2017. Professional services expenses decreased by $1.3 million due primarily to higher integration-related costs in the three months ended March 31, 2017.  This decrease was partially offset by a $0.2 million increase in employee-related costs. As a percentage of revenue, general and administrative expense decreased to 9% for the three months ended March 31, 2018 from 11% for the three months ended March 31, 2017. The decrease as a percentage of revenue was due primarily to increased revenue coupled with lower professional services expenses.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.2 million, or 7%, to $4.4 million for the three months ended March 31, 2018 from $4.2 million for the three months ended March 31, 2017.

Interest Income, Net

Interest income, net of interest expense, increased  $0.7 million, or 1148%, to $0.8 million for the three months ended March 31, 2018 from $0.1 million for the three months ended March 31, 2017 due primarily to an increase in our cash balance and interest rates.

Other Income, Net

Other expense, net of other income remained flat at $0.1 million for the three months ended March 31, 2018 and the three months ended March 31, 2017.

Income Taxes

Income tax expense increased to $9.9 million for the three months ended March 31, 2018 from $4.4 million for the three months ended March 31, 2017. Our effective tax rate increased to 36% for the three months ended March 31, 2018 from 26% for the three months ended March 31, 2017.

During the three months ended March 31, 2018, our effective tax rate was higher due primarily to a valuation allowance being established on California research and development credits and adoption of ASU 2016-09, effective January 1, 2017, which requires all the income tax effects of awards to be recognized in the income statement when the awards vest or are settled. We expect to see an effective tax rate of approximately 24-26%, excluding the effect of research and development credits, any changes in valuation allowances, and discrete items in future periods.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). We have not completed our determination of the accounting implications of the Tax Act. However, we reasonably estimated the effects of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017 and did not modify it for the three months ended March 31, 2018.

As of March 31, 2018, we continue to believe that sufficient positive evidence exists from historical operations and future projections to conclude that we are more likely than not to fully realize our federal deferred tax assets and our State of California deferred tax assets other than the California research and development credits. We continuously evaluate additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets.

Non-GAAP Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA represents net income before net interest expense (income), income tax expense (benefit), depreciation, amortization of intangible assets, including internal use software, amortization of deferred sales commissions, amortization of deferred set up costs, non-cash stock-based compensation expense, and severance and benefits expenses related to restructuring activities, if applicable for the period. Adjusted net income represents net income before non-cash stock-based compensation expense, amortization of intangible assets related to assets acquired, including customer relationships, trade names and trademarks, and severance and benefits expenses related to restructuring activities, if applicable for the period, partially offset by the related tax impact of these items, and certain other items such as the income tax benefit from the release of valuation allowances and the accounting effects of the 2017 Tax Act, if applicable for the period. Adjusted earnings per share is defined as adjusted net income divided by the weighted average of dilutive common share equivalents outstanding.

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

Adjusted net income and adjusted earnings per share exclude non-cash stock-based compensation expense, expenses related to the closing and integration of acquisitions, as well as the severance and benefits expenses associated with restructuring activities, as well as losses incurred on acquisitions, for comparability purposes, and amortization of intangible assets related to acquired assets including customer relationships, trade names and trademarks for comparability purposes. In addition, certain other items such as the income tax benefit from the release of valuation allowances and the accounting effects of the 2017 Tax Act are also excluded for comparability purposes.

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

The table below sets forth a reconciliation of GAAP net income to non-GAAP adjusted EBITDA based on our historical results:

	Three Months Ended March 31,
Non-GAAP adjusted EBITDA	2018	2017
	(In thousands, unaudited)
GAAP net income	$17,544	$12,639
Interest income, net	(836)	(67)
Income tax expense	9,915	4,385
Depreciation and amortization	2,321	2,118
Amortization of intangible assets (excluding internal use software)	2,792	2,796
Amortization of internal use software	1,474	1,239
Amortization of deferred sales commissions	318	317
Amortization of deferred bonus	54	75
Amortization of deferred setup costs	202	259
Non-GAAP EBITDA	33,784	23,761
Stock-based compensation	8,443	8,426
Acquisition related expenses	420	3,191
Non-GAAP adjusted EBITDA	$42,647	$35,378

We have conformed our 2017 non-GAAP metrics to be in accordance with Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers on January 1, 2018, and therefore amortization and impairment of direct response advertising will no longer appear as a reconciling item for non-GAAP adjusted EBITDA. Also upon adoption, we began capitalizing the cost of new customer set up costs, and the related amortization is now reflected as a reconciling item for non-GAAP adjusted EBITDA.

The table below sets forth a reconciliation of GAAP net income to non-GAAP adjusted net income based on our historical results:

	Three Months Ended March 31,
Non-GAAP adjusted net income	2018	2017
	(In thousands, unaudited)
GAAP net income	$17,544	$12,639
Stock-based compensation	8,443	8,426
Amortization of intangible assets (excluding internal use software)	2,792	2,796
Acquisition-related expenses	420	3,191
Income tax valuation allowance - California research credit	4,111	—
Tax-effect of adjustments(1)	(2,984)	(5,506)
Non-GAAP adjusted net income	$30,326	$21,546

(1)	An estimated statutory tax rate of 25.6% for 2018 and 38.2% for 2017 has been applied to eliminate the tax-effect for all periods presented.

The table below sets forth a reconciliation of GAAP diluted earnings per share to non-GAAP adjusted earnings per share based on our historical results:

	Three Months Ended March 31,
Non-GAAP adjusted earnings per share	2018	2017
	(In thousands, except per share data, unaudited)
GAAP diluted earnings per share	$0.27	$0.20
Stock-based compensation	$0.13	0.13
Amortization of intangible assets (excluding internal use software)	$0.04	0.04
Acquisition-related expenses	$0.01	0.05
Income tax valuation allowance - California research credit	$0.06	—
Tax-effect of adjustments(1)	$(0.04)	(0.09)
Non-GAAP adjusted earnings per share	$0.47	$0.33
Shares of common stock outstanding	63,213	62,445
Dilutive stock options, RSUs and PSUs	1,293	2,058
Non-GAAP adjusted common shares outstanding	64,506	64,503

(1)	An estimated statutory tax rate of 25.6% for 2018 and 38.2% for 2017 has been applied to eliminate the tax-effect for all periods presented.

For the non-GAAP metrics above, the variances in the comparable periods are consistent with the GAAP variances discussed in the comparison of the three months ended March 31, 2018 and 2017 as presented above in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2018, we had total cash and cash equivalents of $172.2 million, compared to $224.5 million of cash and cash equivalents as of December 31, 2017. In addition, as of March 31, 2018, we have $66.6 million in short-term investments. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by existing resources, consisting of cash and cash equivalents, short-term investments, and cash generated from ongoing operations. We plan to use existing cash and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures, dividend payments, a stock repurchase program, and possible future strategic investments or acquisitions.

Consolidated Cash Flow Data

	March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$22,336	$2,630
Net cash used in investing activities	(71,531)	(3,028)
Net cash (used in) provided by financing activities	(3,100)	3,894
Net (decrease) increase in cash and cash equivalents	$(52,295)	$3,496
Cash and cash equivalents, end of period	$172,248	$137,742

Comparison of Three Months Ended March 31, 2018 and 2017

Cash and cash equivalents decreased primarily due to purchases of short-term investments, cash dividend payments, purchases of property and equipment, and payments for taxes related to net share settlement of stock-based awards.  This decrease was partially offset by cash generated from our operations and proceeds from issuance of common stock related to employee stock option exercises.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2018 of $22.3 million was the result of net income of $17.5 million and adjustments for non-cash expenses of $24.8 million, primarily related to a deferred tax assets decrease mainly from an increase in the valuation allowance on California research and development credits, non-cash stock-based compensation expense, and amortization of intangible assets. In addition, there was a decrease in cash related to changes in operating assets and liabilities of $20.0 million. This decrease in cash related to operating assets and liabilities was due primarily to a decrease in accrued compensation as a result of the 2017 cash incentive program payments and an increase in accounts receivable as revenue increased, partially offset by an increase in accounts payable primarily related to an increase in provider payables.

Net cash provided by operating activities for the three months ended March 31, 2017 of $2.6 million was the result of net income of $12.6 million and adjustments for non-cash expenses of $21.2 million, primarily related to non-cash stock-based compensation expense, amortization of intangible assets, deferred tax assets, and depreciation and amortization. In addition, there was a decrease in cash related to changes in operating assets and liabilities of $31.2 million. This decrease in cash related to operating assets and liabilities was due primarily to an increase in accounts receivable as revenue increased, an increase in prepaid expenses, and other assets, as well as a decrease in accrued compensation as a result of the 2016 cash incentive program payments, and a decrease in accounts payable primarily related to a decrease in provider payables.

Investing Activities

Net cash used in investing activities was $71.5 million for the three months ended March 31, 2018 compared to $3.0 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, we began purchasing short-term investments resulting in a use of cash of $66.5 million. For the three months ended March 31, 2018, the purchase of property and equipment increased $1.7 million, as we spent $2.7 million during the three months ended March 31, 2018 which included capital equipment purchases primarily related to store remodels and relocations compared to $1.0 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, the capitalization of internal use software increased $0.3 million to $2.3 million for the three months ended March 31, 2018 from $2.0 million for the three months ended March 31, 2017.

Financing Activities

Net cash used in financing activities was $3.1 million for the three months ended March 31, 2018 compared to net cash provided by financing activities of $3.9 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, we received $5.4 million of proceeds from the issuance of common stock due to the exercise of stock options compared to $13.2 million during the three months ended March 31, 2017. For the three months ended March 31, 2018, cash dividend payments remained relatively constant totaling $4.4 million compared to the three months ended March 31, 2017. In April 2018, we incurred a subsequent payment of $5.1 million relating to dividends payable as of March 31, 2018. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

We expect to incur cash payments in an amount necessary to satisfy the minimum tax withholding obligations for restricted stock units previously granted to employees, which will be determined based on the fair value of our common stock and applicable tax rates on the vesting dates. For the three months ended March 31, 2018, we incurred $4.0 million of cash payments related to minimum tax withholding obligations compared to $3.2 million for the three months ended March 31, 2017.  Based on the fair value of our common stock as of March 31, 2018 of $35.00 and assuming a 37.5% tax rate, the estimated minimum tax withholding obligations would be approximately $4.7 million for the period April 1, 2018 to December 31, 2018, which may be reduced by forfeitures. We anticipate these cash payments to occur throughout each year with the largest amounts typically occurring in the first and fourth quarters, and with the payment amounts determined by the number of shares released, the fair value of our common stock and applicable tax rates at that point in time.

On October 24, 2017, our Board of Directors approved a stock repurchase program of up to $60.0 million of our common stock over the subsequent twelve months. We used $10.8 million of cash to repurchase our common stock during the year ended December 31, 2017 and have $49.2 million remaining available for repurchase under the existing repurchase authorization limit. There were no stock repurchases during the three months ended March 31, 2018. The stock repurchase program may be modified, extended or terminated by our Board of Directors at any time and there is no guarantee as to the exact number of shares, if any, that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is directly related to our role as an investment manager for investor accounts for which we provide discretionary portfolio management services. For the three months ended March 31, 2018, 94% of our revenue was derived from fees based on the market value of AUM compared to 94% for the year ended December 31, 2017. In general, we expect the percentage of revenue that is derived from fees based on the market value of AUM to increase over time.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the addition of new controls implemented to enable the preparation of financial information from the adoption of ASU No. 2014-09.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I—Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes from the risk factors disclosed in our 2017 Annual Report on Form 10-K, other than as noted below.

We may not complete the Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

There can be no assurance that the Merger will occur. Completion of the Merger is subject to a number of closing conditions, including Financial Engines stockholder approval, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. and receipt of required regulatory approvals. We can provide no assurance that all required approvals will be obtained or that all closing conditions will be satisfied, and, if all required approvals are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. We may also experience negative reactions from our stockholders and other investors, employees, clients, providers, advertisers, partners and other third parties. If the Merger is not approved by our stockholders, or if the Merger is not completed for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2018, we issued 55,287 shares of unregistered common stock for an aggregate purchase price of $0.4 million upon the exercise of previously granted options, which was paid in cash. These transactions were effected under Rule 701 of the Securities Act of 1933, applicable to our 1998 Stock Option Plan. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Item 6. Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Mergers, dated as of November 5, 2015 by and among Financial Engines, Inc., Mayberry Acquisition Sub I, LLC, Mayberry Acquisition Sub, Inc., Mayberry Acquisition Sub II, LLC, Kansas City 727 Acquisition Corporation, TMFS Holdings, Inc., Kansas City 727 Acquisition LLC, and, solely in its capacity as representative of the Sellers, WP Fury Holdings, LLC (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2015, and incorporated herein by reference) and First Amendment thereto, dated as of January 29, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2016, and incorporated herein by reference).*

2.2

Agreement and Plan of Merger, dated as of April 29, 2018 by and among Edelman Financial, L.P., Flashdance Merger Sub, Inc. and Financial Engines, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2018, and incorporated herein by reference).

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

Date: May 9, 2018

FINANCIAL ENGINES, INC.

/s/ Lawrence M. Raffone
Lawrence M. Raffone
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ Craig L. Foster
Craig L. Foster
Executive Vice President, Chief Financial Officer
(Duly authorized officer, principal financial officer and principal accounting officer)